Form 10QSB
period 2004-04-30
INNOCAP INC
filed 2004-06-16
CIK 1281845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2004

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______to________

                                    Commission file number 000-50612

                                  INNOCAP, INC.
        (Exact name of small business issuer as specified in its charter)


         Nevada                                           01-0721929
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                    Identification Number)

                               5675B Baldwin Court
                               Norcross, GA 30071
                    (Address of principal executive offices)

                                  770-378-4180
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 1Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: ____ shares of Common Stock, as of June 11, 2004.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]


--------
1 Issuer filed Form 10-SB Registration Statement on March 1, 2004 and thereby became subject to filing requirements 60 days thereafter.

                                  INNOCAP, INC.


                                      INDEX


                          PART I. FINANCIAL INFORMATION



                                                                Page Number


         Item 1 - Financial Statements:

        Condensed Balance Sheet as of  April 30, 2004                  3

        Condensed Statement of Operations for the Three
        Months Ended April 30, 2004                                    4

        Statement of Cash Flows for the Three Months
        Ended April 30,  2004                                          5

        Notes to Unaudited Condensed Financial Statements              6

        Item 2. - Management's Discussion and Analysis or
                  Plan of Operation                                    9

        Item 3. -  Controls and Procedures                            11

        PART II.

        Other Information (Items 1-6)                                 11

                                  INNOCAP, INC
                                  Balance Sheet
                                 April 30, 2004
                                   (Unaudited)


                                     ASSETS


CURRENT ASSETS:

 Cash                                                         $    -
                                                               --------


TOTAL ASSETS                                                  $    -
                                                               ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accrued liabilities                                          $  15,000
                                                               --------



STOCKHOLDERS' DEFICIT:

 Preferred stock at $0.001 par value;
  1,000,000 shares authorized, -0- outstanding                     -
 Common stock at $0.001 par value; authorized
  190,000,000 shares; 50,000,000 shares issued
  and outstanding                                                50,000
 Additional paid-in capital                                       1,500
 Accumulated deficit                                            (66,500)
                                                               --------
    Total Stockholders' Deficit                                 (15,000)
                                                               --------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $    -
                                                               ========

   The accompanying notes are an integral part of these financial statements.

                                  INNOCAP, INC.
                             Statement of Operations
                        Three Months Ended April 30, 2004
                                   (Unaudited)






Revenue                                                       $    -
                                                               --------

General and administrative                                       16,500
                                                               --------

Net loss                                                      $ (16,500)
                                                               =========


Basic and diluted loss per share                              $    (.00)
                                                               =========

Weighted average number of common shares
 outstanding                                                   50,000,000
                                                               ==========














   The accompanying notes are an integral part of these financial statements.

                                 INNOCAP, INC.
                             Statement of Cash Flows
                        Three Months Ended April 30, 2004
                                   (Unaudited)




OPERATING ACTIVITIES:
 Net Loss                                                     $ (16,500)
 Adjustments to reconcile net (loss) to
  net cash provided by operating activities:

  Stock based compensation                                        1,500

 Changes in assets and liabilities:
  Accrued liabilities                                            15,000
                                                               --------
Net Cash Provided by Operating Activities                          -

FINANCING ACTIVITIES:                                              -

INCREASE IN CASH AND CASH EQUIVALENTS                              -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   -
                                                               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    -
                                                               ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:

Interest                                                      $    -
                                                               ========

Income taxes                                                  $    -
                                                               ========








   The accompanying notes are an integral part of these financial statements.

                                  INNOCAP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1--BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-SB for the fiscal period ended January 31, 2004.


NOTE 2 -- ORGANIZATION

         Innocap, Inc. (the "Company") was incorporated under the laws of the State of Nevada on January 23, 2004. The Company intends to file (before the end of June 2004) a notice with the Securities and Exchange Commission of its intent to elect in good faith, within 90 days from the date of such filing, to be regulated as a Business Development Company under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act.

NOTE 3 -- STOCK OPTION PLAN

         Pursuant to a January 27, 2004 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2004 Non-Statutory Stock Option Plan (the "Plan") whereby it reserved for issuance up to 20,000,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries with additional incentives by increasing their ownership interest in the Company. Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan. Options in the form of Non-Statutory Stock Options ("NSO") may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. The Plan provides for the issuance of NSO's only, which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended.

         The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period. Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and
(c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately. Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted. No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

         The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan. Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

         The Company intends to file a Registration Statement on Form S-8 to register those 20,000,000 shares of common stock underlying the options in the Plan. This filing is expected to occur immediate subsequent to filing of this 10-QSB.

         Management issued 17,000,000 of the aforesaid options to certain current members of its management team as well as other persons whom it considers to be important to its current and proposed business activities, with all options exercisable at $.001 per share for a period of five years from date of issuance. No options have been exercised. 2,000,000 shares were issued to employees and 15,000,000 options to non-employees. The 15,000,000 options issued to non-employees have been valued at their date of grant using the Black-Scholes option pricing model and resulted in a charge to general and administrative expenses of $1,500.

         Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

         Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using Black-Scholes option pricing model with the following range of assumptions for the quarter ended April 30, 2004:


               Risk free interest rate                 3.0%
               Expected dividend yield                  0%
               Expected lives                         5 years
               Expected volatility                      0%

         For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period.

         The Company's pro forma information is as follows:

                                                      Pro
                                         Reported    Forma
                                         ---------  -------
         Net loss                       $(16,500)  $(16,700)
         Loss per Share:
          -Basic and Diluted            $  (0.00)  $ (0.00)

Item 2.           Management's Discussion And Analysis Or Plan Of Operation

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Certain matters discussed in this interim report on Form 10-QSB are forward-looking statements. Such forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

        o   our future operating results,
        o   our business prospects,
        o   our contractual arrangements and relationships with third parties,
        o the dependence of our future success on the general economy and its impact on the industries in which we may be involved,
        o   the adequacy of our cash resources and working capital, and
        o other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-QSB. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Operations

         We are newly-organized and have not yet entered into any financing transactions with any portfolio companies. We have no experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited primarily to organizational activities and preparation of documents to be filed with the Securities and Exchange Commission. We have no resources and have realized no revenues to date. In addition, we will not achieve any revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. Innocap will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of its management, acting under the supervision of Innocap's board of directors. None of these individuals has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. We cannot assure you that Innocap will attain its investment objective.

         We will not commence operations until we (i) become regulated as a Business Development Company under the Investment Company Act of 1940 and are subject to Sections 54 through 65 of said Act and (ii) raise capital through the sales of shares pursuant to Regulation E of the 1933 Act.

Liquidity

         We have not obtained any source of funding. We intend to raise our initial capital through the sale of shares of our common stock. The offer and sale of the shares will not be registered under the 1933 Act because their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act. Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or free-trading securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance.

         We cannot make any assurances that we will be successful in selling the common shares or, if sold, at what price.

Recent Accounting Pronouncements

         No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on Roswell's financial position or reported results of operations.

Item 3.           Controls And Procedures

         As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II -OTHER INFORMATION

Item 1.           Legal Proceedings

None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Securityholders

         On January 27, 2004, shareholders unanimously approved adoption of the Company's 2004 Non-Statutory Stock Option Plan, referred to in Note 2 to the Unaudited Financial Statements. A copy of our Plan was filed as Exhibit 10.1 to the Company's Registration Statement on Form 10-SB as filed March 1, 2004.

Item 5.           Other Information

None

Item 6.           Exhibits and Reports on Form 8-K

None

Exhibit Number
                                               Description
           31.1 Section 302 Certification of Chief Executive Officer and Chief Financial Officer
           32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Innocap, Inc.
                                  (Registrant)




                                 /s/B. Alva Schoomer
                                    ----------------
                                By: B. Alva Schoomer
                                    President


June 16, 2004