Form 10QSB
period 2004-07-31
INNOCAP INC
filed 2004-11-15
CIK 1281845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-QSB
-----------

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2004

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______to________

                        Commission file number 000-50612

                                  INNOCAP, INC.
        (Exact name of small business issuer as specified in its charter)


                        Nevada                            01-0721929
                        ------                            ----------
             (State or other jurisdiction               (IRS Employer
           of incorporation or organization)          Identification Number)

                               5675B Baldwin Court
                               -------------------
                               Norcross, GA 30071
                               ------------------
                    (Address of principal executive offices)

                                  770-378-4180
                                  ------------
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 68,000,000 shares of Common Stock, as of September 15, 2004.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                                  INNOCAP, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION


                                                              Page Number
PART I

Item 1 - Unaudited Condensed Financial Statements:

Condensed Balance Sheet as of  July 31, 2004                      3

Condensed Statements of Operations for the Three
 and Six Months Ended July 31, 2004                               4

Statement of Cash Flows for the Six Months Ended
 July 31,  2004                                                   5

Notes to Unaudited Condensed Financial Statements                 6

Item 2. - Management's Discussion and Analysis or
 Plan of Operation                                                9

Item 3 -  Controls and Procedures                                 10

PART II.
Other Information (Items 1-6)                                     11

                                  INNOCAP, INC
                                  Balance Sheet
                                  July 31, 2004
                                   (Unaudited)


                                     ASSETS


CURRENT ASSETS:

 Cash                                                  $   -
                                                        ------

TOTAL ASSETS                                           $   -
                                                        ======


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accrued liabilities                                    $ 25,000
                                                        -------
TOTAL CURRENT LIABILITIES                                25,000
                                                        -------

STOCKHOLDERS' DEFICIT:

 Preferred stock at $0.001 par value;
  1,000,000 shares authorized, -0- outstanding             -
 Common stock at $0.001 par value; authorized
  199,000,000 shares; 50,000,000 shares issued
  and outstanding                                        50,000
 Additional paid-in capital                               1,600
 Accumulated deficit                                    (76,600)
                                                        --------
     Stockholders' Deficit                              (25,000)
                                                        --------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $   -
                                                        ========

   The accompanying notes are an integral part of these financial statements.

                                  INNOCAP, INC.
                            Statements of Operations
                    Three and Six Months Ended July 31, 2004
                                   (Unaudited)





                                           Three Months        Six Months
                                           ------------        -----------

Revenue                                     $     -             $   -
                                             ----------          ---------

General and administrative                      10,100            26,600
                                             ----------          ---------
Net loss                                    $  (10,100)         $(26,600)
                                             ==========          =========


Basic and diluted loss per share            $     (.00)         $   (.00)
                                             ==========          =========
Weighted average number of common
 shares outstanding                          50,000,000          50,000,000
                                             ==========          ==========











   The accompanying notes are an integral part of these financial statements.

                                 INNOCAP, INC.
                             Statement of Cash Flows
                         Six Months Ended July 31, 2004
                                   (Unaudited)




OPERATING ACTIVITIES:
 Net Loss                                               $  (26,600)
 Stock-based compensation                                    1,600
 Net change in accrued liabilities                          25,000
                                                         ----------

Net Cash Provided by Operating Activities                     -

FINANCING ACTIVITIES:                                         -

INCREASE IN CASH AND CASH EQUIVALENTS                         -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              -
                                                         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $     -
                                                         ===========


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:

Interest                                                $     -
                                                         ===========

Income taxes                                            $     -
                                                         ===========








   The accompanying notes are an integral part of these financial statements.

                                 INNOCAP, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1--BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-SB for the fiscal period ended January 31, 2004.

NOTE 2 -- ORGANIZATION

         Innocap, Inc. (the "Company") was incorporated under the laws of the State of Nevada on January 23, 2004. In June 2004, it filed a notice with the Securities and Exchange Commission of its intent to elect in good faith, within 90 days from the date of such filing, to be regulated as a Business Development Company under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act.

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

         The Company filed a Registration Statement on Form S-8 on June 18, 2004 to register those 20,000,000 shares of common stock underlying the options in the Plan

         Management issued 18,000,000 of the aforesaid options to certain current members of its management team, as well as other persons whom it considers to be important to its current and proposed business activities, with all options exercisable at $.001 per share for a period of five years from date of issuance. Of the total options issued, 2,000,000 were issued to employees and

16,000,000 were issued to non-employees. The 16,000,000 options issued to non-employees have been valued at their date of grant using the Black-Scholes option pricing model and resulted in a charge to general and administrative expenses of $1,600. All options were exercised in August 2004.

         Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

         Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using Black-Scholes option pricing model with the following range of assumptions for the six months ended July 31, 2004:



Risk free interest rate                 3.0%
Expected dividend yield                  0%
Expected lives                         5 years
Expected volatility                      0%



For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period.

         The Company's pro forma information is as follows:

                                                                  Pro
                                               Reported          Forma
                                              --------------------------

            Net loss                           $(16,600)       $(16,800)
            Loss per Share:
             -Basic and Diluted                $  (0.00)       $  (0.00)

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Certain matters discussed in this interim report on Form 10-QSB are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

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

Operations

         We are newly-organized and have not yet entered into any definitive financing transactions with any portfolio companies. We have no experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited primarily to organizational activities and preparation of documents to be filed with the Securities and Exchange Commission. We have no resources and have realized no revenues to date. In addition, we will not achieve any revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. Innocap will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of its management, acting under the supervision of Innocap's board of directors. None of these individuals has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. We cannot assure you that Innocap will attain its investment objective.

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

Recent Accounting Pronouncements

         No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on Innocap's financial position or reported results of operations.

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

PART II  OTHER INFORMATION

Item 1   Legal Proceedings
         None

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds
         None

Item 3   Defaults Upon Senior Securities
         None

Item 4   Submission of Matters to a Vote of Security Holders
         None

Item 5   Other Information
         None

Item 6   Exhibits and Reports on Form 8-K
         None

Exhibit Number   Description
31.1             Section 302 Certification of Chief Executive Officer and Chief
                     Financial Officer
32.1             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                     Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Innocap, Inc.
                                  -------------
                                  (Registrant)

                               /s/B. Alva Schoomer
                         By:      B. Alva Schoomer
                                  President


November 15, 2004