Form 10QSB
period 2004-10-31
INNOCAP INC
filed 2004-12-23
CIK 1281845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-QSB


                                   (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 68,000,000 shares of Common Stock, as of December 14, 2004.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                                  INNOCAP, INC.


                                      INDEX


         PART I.
         FINANCIAL INFORMATION



                                                                     Page Number
PART I

Item 1 - Unaudited Condensed Financial Statements:

Condensed Balance Sheet as of October 31, 2004............................3

Condensed Statements of Operations for the Three and Nine
Months Ended October 31, 2004.............................................4

Statement of Cash Flows for the Nine Months Ended October 31, 2004........5

Notes to Unaudited Condensed Financial Statements.........................6

Item 2. - Management's Discussion and Analysis or Plan of Operation.......9

Item 3 - Controls and Procedures.........................................11

PART II.
Other Information (Items 1-6)............................................11

                                  INNOCAP, INC
                                  Balance Sheet
                                October 31, 2004
                                   (Unaudited)


                                     ASSETS


CURRENT ASSETS:

   Cash                                                             $        -0-
                                                                    ------------


TOTAL ASSETS                                                        $        -0-
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued liabilities                                                 $    30,000
                                                                    ------------



STOCKHOLDERS' EQUITY:

Preferred stock at $0.001 par value; 1,000,000 shares
    authorized, -0- outstanding                                               -
Common stock at $0.001 par value; authorized 190,000,000
    shares; 68,000,000 shares issued and outstanding                     68,000
Additional paid-in capital                                                1,600
Accumulated deficit                                                     (99,600)
                                                                    ------------

     Net Stockholders' Deficit                                          (30,000)
                                                                    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $        -0-
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                                  INNOCAP, INC.
                            Statements of Operations
                  Three and Nine Months Ended October 31, 2004
                                   (Unaudited)


                                        Three Months             Nine Months
                                    -------------------    --------------------

Revenue                             $                -     $                 -
                                    -------------------    --------------------


General and administrative                      23,000                  49,600
                                    -------------------    --------------------

Net loss                            $          (23,000)    $           (49,600)
                                    ===================    ====================

Basic and diluted loss per share                 $(.00)                  $(.00)
                                    ===================    ====================

Weighted average number of common
   shares outstanding                       68,000,000              56,000,000
                                    ===================    ====================












   The accompanying notes are an integral part of these financial statements.

                                  INNOCAP, INC.
                             Statement of Cash Flows
                       Nine Months Ended October 31, 2004
                                   (Unaudited)



OPERATING ACTIVITIES:
Net Loss                                                         $      (49,600)
Stock-based compensation                                                  1,600
Net change in accrued liabilities                                        30,000
                                                                 ---------------
Net Cash Used by Operating Activities                                   (18,000)
                                                                 ---------------


FINANCING ACTIVITIES:
Issuance of shares                                                       18,000
                                                                 ---------------



INCREASE IN CASH AND CASH EQUIVALENTS                                         -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              -
                                                                 ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $            -
                                                                 ===============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                                         $            -
                                                                 ===============

Income taxes                                                     $            -
                                                                 ===============








   The accompanying notes are an integral part of these financial statements.

INNOCAP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-SB for the fiscal period ended January 31, 2004.

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

NOTE 2 -- STOCK OPTION PLAN

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

         Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using Black-Scholes option pricing model with the following range of assumptions for the nine months ended October 31, 2004:



Risk free interest rate             3.0%
Expected dividend yield               0%
Expected lives                        5 years
Expected volatility                   0%



For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period.

         The Company's pro forma information is as follows:

                                                                   Pro
                                                Reported          Forma
                                            --------------- ------------------

      Net loss                              $      (49,600) $         (49,800)
      Loss per Share:
     -Basic and Diluted                     $        (0.00) $           (0.00)

                                     ITEM 2

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

ITEM III.

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


PART II                    OTHER INFORMATION

Item 1                     Legal Proceedings
                           None

Item 2 Changes in Securities and Small Business Issuer Purchases of Equity Securities Options covering 18,000,000 shares of common stock were exercised in August 2004.The Issuer did not purchase any of its equity securities during quarter ended October 31, 2004.

Item 3                     Defaults Upon Senior Securities
                           None

Item 4                     Submission of Matters to a Vote of Shareholders
                           None

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


                                                       Innocap, Inc.
                                                       (Registrant)



                                                   By: /s/ B. Alva Schoomer
                                                           ----------------
                                                           President


December 23, 2004