Form 10KSB
period 2005-01-31
INNOCAP INC
filed 2005-06-08
CIK 1281845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 000-50612


                                  INNOCAP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                Nevada                                    01-0721929
  --------------------------------------        ------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

           5675B Baldwin Court
             Norcross, GA.                                  30071
  --------------------------------------        ------------------------------
 (Address of principal Executive Offices)                 (Zip Code)



                     Issuer's Telephone Number: 770-378-4180




Securities registered under Section 12(g) of the Act:   Common Stock par
value $.001 per share

Securities registered under Section 12(b) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent year: $-0- as of January 31, 2005.


The number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 2005 is 68,000,000 shares, all of one class, $.001 par value per share. Of this number, 2,000,000 shares were held by non-affiliates* of the Registrant.

The Company's common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate "market value" to be indicated for such shares. The "value" of the 2,000,000 shares held by non-affiliates, based upon the book value as of January 31, 2005, is $-0-.

*Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 10% or more of the Registrant's common stock, both of record and beneficially. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________No_________ NOT APPLICABLE



                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format
[  ] Yes  [  ] No

                                     PART I


Item 1.           DESCRIPTION OF BUSINESS


         Innocap, Inc. is a closed-end management investment company following our filing, on September 14, 2004, of a notice of election to be regulated as a business development company under the Investment Company Act of 1940. We were incorporated on January 23, 2004 and have not conducted any operations to date. We were organized to provide investors with the opportunity to participate with a modest amount in venture capital investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. We are regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act.

         As a business development company, we are required to invest at least 70% of our total assets in qualifying assets, which, generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic Quotation Service). We must also offer to provide significant managerial assistance to these portfolio companies. Qualifying assets may also include:

     o    cash,
     o    cash equivalents,
     o    U.S. Government securities, or
     o High quality debt investments maturing in one year or less from the date of investment.

We may invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that may be larger than target portfolio companies.

Nature of a BDC

         The 1940 Act defines a BDC as a closed-end management investment company that provides small businesses that qualify as an eligible portfolio company with investment capital and also significant managerial assistance. A BDC is required under the 1940 Act to invest at least 70% of its total assets in qualifying assets consisting of:

     o    eligible portfolio companies as defined in the 1940 Act and

     o    certain other assets including cash and cash equivalents.

         An eligible portfolio company generally is a United States company that is not an investment company and that:

     o does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list;

     o is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or
     o    meets such other criteria as may be established by the SEC.

         Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company.

         An example of an eligible portfolio company is a new start-up company or a privately-owned company that has not yet gone public by selling its shares in the open market and has not applied for having its shares listed on a nationally recognized exchange such as the NYSE, the American Stock Exchange, or the National Association of Securities Dealers' Automated Quotation System, National Market System. An eligible portfolio company can also be one which is subject to filing, has filed, or has recently emerged from reorganization protection under Chapter 11 of the Bankruptcy Act.

         A BDC may invest the remaining 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies. The foregoing percentages will be determined, in the case of financings in which a BDC commits to provide financing prior to funding the commitment, by the amount of the BDC's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the BDC pursuant to such commitment.

Strategy

         We have significant relative flexibility in selecting and structuring our investments. We are subject to many of the regulatory limitations that govern traditional lending institutions such as banks. We will seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This will enable our future portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions. We will calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants, equity appreciation rights or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them. We also believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

Longer Investment Horizon - We will not be subject to periodic capital return requirements. These requirements, which are standard for most private equity and venture capital funds, typically require that these funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand a return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

Established Deal Sourcing Network - We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

     o    public and private companies,
     o    investment bankers,
     o    attorneys,
     o    accountants,
     o    consultants and
     o    commercial bankers.

However, we cannot assure you that such relationships will lead to the origination of debt or other investments.

Investment Process

         We will at all times conduct our business so as to retain our status as a BDC. We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

         As a matter of policy, we will not:

     o purchase or sell real estate or interests in real estate or real estate investment trusts except that we may:

                     o purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral,

                     o own the securities of companies that are in the business of buying, selling or developing real estate, or

                     o finance the purchase of real estate by our portfolio companies;

     o sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;
     o purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or
     o engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out distressed loan or investment situations or in hedging the risks associated with interest rate fluctuations, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

Prospective Portfolio Company Characteristics - We have identified several criteria that we believe will prove important in seeking our investment objective with respect to target companies. These criteria will provide general guidelines for our investment decisions; however, we caution readers that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

Experienced Management - We will generally require that our portfolio companies have an experienced president or management team. We will also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

Products or Services - We will seek companies that are involved in products or services that do not require significant additional capital or research expenditures. In general, we will seek target companies that make innovative use of proven technologies or methods.

Proprietary Advantage - We expect to favor companies that can demonstrate some kind of proprietary sustainable advantage with respect to their competition. Proprietary advantages include, but are not limited to:

     o patents or trade secrets with respect to owning or manufacturing its products, and

     o    a  demonstrable   and   sustainable   marketing   advantage  over  its
          competition

In order to be sustainable, marketing strategies impose unusual burdens on management to be continuously ahead of its competition, either through some kind of technological advantage or by being continuously more creative than its competition.

Profitable or Nearly Profitable Operations Based On Cash Flow From Operations - We will focus on target companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies unless there is a clear exit strategy in place.

Potential for Future Growth - We will generally require that a prospective target company, in addition to generating sufficient cash flow to cover its operating costs and service its debt, demonstrate an ability to increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective target company will be a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Exit Strategy - Prior to making an investment in a portfolio company, we will analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include:

     o    an initial public offering,
     o    a private sale of our equity interest to a third party,

     o    a merger or an acquisition of the portfolio company or
     o a purchase of our equity position by the portfolio company or one of its stockholders.

         We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, will next issue equity securities. The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes or convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance. We will generally negotiate for registration rights with the issuer that may provide:

                     [] "piggyback" registration rights, which will permit us, under certain circumstances, to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or
                     [] in certain circumstances, "demand" registration rights permitting us, under certain circumstances, to require the eligible portfolio company to register the securities under the 1933 Act, in some cases at our expense. We will generally negotiate net issuance provisions in the warrants, which will allow us to receive upon exercise of the warrant without payment of any cash a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price states in the warrant.

Liquidation Value of Assets - Although we do not intend to operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities that we hold will be an important factor in our credit analysis. We will emphasize both tangible assets, such as:

     o    accounts receivable,
     o    inventory, and
     o    equipment,

and intangible assets, such as:

     o    intellectual property,
     o    customer lists,
     o    networks, and
     o    databases.

Due Diligence - If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

     o    company and technology assessments,
     o    market analysis,
     o    competitive analysis,
     o    evaluation of management, risk analysis and transaction size,
     o    pricing, and
     o    structure analysis.

Much of this work will be done by management and professionals who are known to management.

         The criteria delineated below provide general parameters for our investment decisions, although not all of such criteria will be followed in each instance. Upon successful completion of this preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

Management Team

     o Interviews with management and significant shareholders, including any financial or strategic sponsor;
     o    Review of financing history;
     o Review of management's track record with respect to product development and marketing, mergers and acquisitions, alliances, collaborations, research and development outsourcing and other strategic activities;
     o    Assessment of competition; and
     o    Review of exit strategies.

Financial Condition

     o    Evaluation of future financing needs and plans;
     o    Detailed analysis of financial performance;
     o    Development of pro forma financial projections; and
     o Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

Product or Service Assessment

     o    Evaluation of intellectual property position,
     o    Review of existing customer or similar agreements and arrangements,
     o    Analysis of core technology;
     o    Assessment of collaborations,
     o    Review of sales and marketing procedures, and
     o    Assessment of market and growth potential.

Upon completion of these analyses, we will conduct on-site visits with the target company's management team. Also, in cases in which a target company is at a mature stage of development and if other matters that warrant such an evaluation, we will obtain an independent appraisal of the target company

Ongoing Relationships with Portfolio Companies

Monitoring - We will continuously monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their respective business plans. We may decline to make additional investments in portfolio companies that do not continue to meet our financing criteria. However, we may choose to make additional investments in portfolio companies that do not do so, but that we believe will nevertheless perform well in the future.

         We will monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. Our management team and consulting professionals who are well known to our management team will closely monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

         We will use several methods of evaluating and monitoring the performance and fair value of our debt and equity positions, including but not limited to the following:

     o Assessment of business development success, including product development, financings, profitability and the portfolio company's overall adherence to its business plan;
     o Periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;
     o Periodic and regular formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;
     o    Attendance at and participation in board meetings; and
     o Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance - As a business development company, we will offer, and in many cases may provide, significant managerial assistance to our portfolio companies. This assistance will typically involve:

     o    monitoring the operations of our portfolio companies,
     o    participating in their board and management meetings,
     o    consulting with and advising their officers, and
     o    providing other organizational and financial guidance.

Diversification

         As a BDC, we must invest at least 70% of our total assets in qualifying assets consisting of investments in eligible portfolio companies and certain other assets including cash and cash equivalents. In order to receive favorable pass-through tax treatment on its distributions to our shareholders, we intend to diversify our pool of investments in such a manner so as to qualify as a diversified closed end management investment company. However, because of the limited size of the funding which is likely to be available to us, we will likely be classified as a non-diversified closed end investment company under the 1940 Act. Until we qualify as a registered investment company (RIC), we will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code. Therefore, we will not receive favorable pass through tax treatment on distributions to our shareholders. In the future, we will seek to increase the diversification of our portfolio so as to make it possible to meet the RIC diversification requirements, as described below. We cannot assure you, however, that we will ever be able to meet those requirements.

         To qualify as a RIC, we must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of our taxable year,

     o not more than 25% of the market value of our total assets is invested in the securities of a single issuer, and
     o    at least 50% of the market value of our total assets is represented by
                    o    cash,
                    o    cash items,
                    o    government securities,
                    o    securities of other RICs, and
                    o    other securities.

Each investment in these other securities is limited so that not more than 5% of the market value of our total assets is invested in the securities of a single issuer and we do not own more than 10% of the outstanding voting securities of a single issuer. For purposes of the diversification requirements under the Internal Revenue Code, the percentage of our total assets invested in securities of a portfolio company will be deemed to refer, in the case of financings in which we commit to provide financing prior to funding the commitment, to the amount of our total assets represented by the value of the securities issued by the eligible portfolio company to us at the time each portion of the commitment is funded.

Investment Amounts

         The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although investment amounts will vary considerably, we expect that the average investment, including follow-on investments, will be between $250,000 and $1,000,000.

Competition

         Our primary competitors to provide financing to target companies will include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial and managerial resources than we will have. We believe that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. We cannot assure you that we will be successful in implementing our strategies.

Tax Information

         The following is a general summary of certain of the United States Federal income tax laws relating to us and our future investors if any. This discussion is based on the Internal Revenue Code, regulations, published rulings and procedures and court decisions as of the date hereof. The tax law, as well as the implementation thereof, is subject to change, and any such change might interfere with our ability to ever qualify as a RIC or, if we so qualify, to maintain such qualification. This discussion does not purport to deal with all of the United States Federal income tax consequences applicable to us or to all categories of investors, some of whom may be subject to special rules. In addition, it does not address state, local, foreign or other taxes to which we or our investors may be subject, or any proposed changes in applicable tax laws. Investors should consult their tax advisers with respect to an investment in our securities.

Taxation of Innocap as an Ordinary Corporation - We anticipate that, in the future, we will seek to meet the requirements, including diversification requirements, to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of Federal income tax on that part of our net investment income and realized capital gains that we distribute to shareholders. Unless and until we meet these requirements, we will be taxed as an ordinary corporation on our taxable income even if that income is distributed to shareholders, and all distributions out of our earnings and profits will be taxable to shareholders as dividends. Thus, such income will be subject to a double layer of tax although corporate shareholders may be entitled to a dividends-received deduction. We cannot assure you that we will ever meet the requirements to qualify as a RIC. If we are unable to qualify for treatment as a RIC, we would not be able to deduct distributions to stockholders, nor would they be required to be made.

Taxation of Innocap as a RIC. Consequences of Converting from an Ordinary Corporation to a RIC - In order to qualify as a RIC, we must, at the end of the first year in which we so qualify, have no accumulated earnings and profits from years in which we were not taxed as a RIC. To meet this requirement, we must, before the end of the first year in which we qualify as a RIC, distribute as dividends all of our accumulated earnings and profits.

RIC Qualification Requirements - To qualify as a RIC, we must distribute to our shareholders for each taxable year at least 90% of our investment company taxable income consisting generally of net investment income and net short-term capital gains and must meet several additional requirements. Among the requirements are the following:

     o We must derive at least 90% of our gross income each taxable year from dividends, interest, payments with respect to loans of securities and gains from the sale or other disposition of securities or other income derived with respect to our business of investing in securities ("Income Requirement");
     o We must derive less than 30% of our gross income each taxable year from gains from the sale or other disposition of securities held for less than three months;
     o We must diversify our assets so that, at the close of each quarter of our taxable year,
                     o not more than 25% of the market value of our total assets is invested in the securities of a single issuer or in the securities of two or more issuers that we control and that are engaged in the same or similar trades or businesses or related trades or businesses, and

                     o at least 50% of the market value of our total assets is represented by cash, cash items, government securities, securities of other RICs and other securities, with each investment in such other securities limited so that not more than 5% of the market value of our total assets is invested in the securities of a single issuer and we do not own more than 10% of the outstanding voting securities of a single issuer; and

     o We must file an election to be treated as a RIC. If, after initially qualifying as a RIC, we fail to qualify for treatment as a RIC for a taxable year, we would be taxed as an ordinary corporation on our taxable income for that year and all distributions out of our earnings and profits would be taxable to shareholders as dividends (that is, ordinary income). In such a case, there may be substantial tax and other costs associated with re-qualifying as a RIC.

Taxation of Innocap's Shareholders - Dividends paid to shareholders that are attributable to our net investment income will be taxable to shareholders as ordinary income. Capital gain distributions are taxable as long-term capital gains regardless of how long the shareholder has held our shares. It is not anticipated that a significant portion of our dividends will qualify for the dividends-received deduction for corporations.

         Distributions are generally taxable to shareholders at the time the distribution is received. However, any distribution declared by Innocap in October, November or December, made payable to shareholders of record in such a month and paid the following January, is deemed to have been paid by Innocap and received by shareholders on December 31 of the year declared. This will prevent the application of the excise tax to Innocap as a result of the delay in the payment of the dividends.

         If, for any calendar year, Innocap's total distributions exceed its net investment income and net capital gains, the excess will generally be considered a tax-free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain. The amount treated as tax-free return of capital will reduce the adjusted basis of a shareholder's shares, thereby increasing the potential gain or reducing the potential loss on the sale of the shares.

         In general, upon the sale or other disposition of shares, the selling shareholder will recognize a gain or loss equal to the difference between the amount realized on the sale and the seller's adjusted basis in the shares. Any loss realized will be disallowed to the extent the seller has acquired (or entered into a contract to acquire) substantially identical shares within a period beginning 30 days before the disposition of shares and ending 30 days after the disposition. In such case, the basis of the shares acquired will be adjusted to reflect the disallowed loss. Gain or loss realized upon a sale of shares generally will be treated as a capital gain or loss. The gain or loss will be a long-term capital gain or loss if the shares were held for more than one year. In addition, if the shares sold were not held for more than six months, any loss on the sale will be treated as long-term capital loss to the extent of any capital gain dividend received by the shareholder with respect to these shares.

         Innocap is required to withhold amounts on distributions to individuals and certain other non-corporate shareholders who do not provide Innocap with a correct taxpayer identification number or who otherwise are subject to backup withholding.

         Federal withholding taxes at a rate of 30%,or a lesser treaty rate, may apply to distributions to shareholders who are nonresident aliens or foreign partnerships, trust or corporations. The rules governing United States federal income taxation of foreign shareholders are complex, and prospective non-U.S. shareholders should consult with their own tax advisors to determine the impact of federal, state and local income tax laws with regard to an investment in shares, including any reporting requirements.

         Individuals and certain other shareholders will be required to include in their gross income an amount of certain Innocap expenses relating to the production of gross income that are allocable to the shareholder. These shareholders, therefore, will be deemed to receive gross income from Innocap in excess of the distributions that they actually receive. These allocated expenses may be deductible by an individual shareholder as a miscellaneous itemized deduction, subject to the limitation on miscellaneous itemized deductions not exceeding 2% of adjusted gross income. Innocap will notify shareholders following the end of each calendar year of the amounts of dividends and capital gain distributions paid or deemed paid during the year.

Tax-Exempt Investors. Qualified plans, individual retirement accounts and investors exempt from taxation under the internal Revenue Code Section 501(c)(3) are generally exempt from taxation except to the extent that they have unrelated business taxable income (UBTI),determined in accordance with Internal Revenue Code Sections 511-514. If Innocap qualifies as a RIC, it is likely that distributions to a tax-exempt entity shareholder that are treated as dividends will not be considered UBTI and will therefore be exempt from federal income tax even if Innocap borrows to acquire its investment assets. Under Section 512(b) of the Internal Revenue Code, UBTI does not include dividends received by a tax-exempt entity. As a general rule, the income tax provisions relating to corporation apply to RICs, unless Subchapter M of the Internal Revenue Code provides otherwise, and thus Section 512(b) should apply to exclude from UBTI dividends paid by a RIC to a tax-exempt entity. This conclusion is also supported by Revenue Ruling 66-106, which applies Section 512(b) to exclude from UBTI dividends paid to the tax-exempt shareholders of a real estate investment trust, a conduit entity that invests in real estate and is substantially similar to a RIC for tax purposes, on the same theory. However, if a tax-exempt entity borrows money to purchase its shares, a portion of its income from Innocap will constitute UBTI pursuant to the "debt-financed property rules."

         Social clubs, voluntary employee benefit associates [or associations?], supplemental unemployment benefit trusts, and qualified group legal service organizations that are exempt from taxation under Internal Revenue Code Sections 501(c)(7), (9), (17) and (20), respectively, are subject to different UBTI rules, which generally will require them to characterize distributions from Innocap as UBTI. Dividends distributions by Innocap to a charitable organization that is a private foundation should constitute investment income for purposes of the excise tax on net investment income of private foundations imposed by
Section 4940 of the Internal Revenue Code.

Other Regulatory Matters

         We are a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, including any investment advisers or sub-advisers, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than interested persons, as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

         We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes. Regulations governing our operation as a BDC will affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Determination of Net Asset Value

         The net asset value per share of our outstanding shares of common stock will be determined quarterly, as soon as practicable after, and as of the end of, each calendar quarter, by dividing the value of total assets minus total liabilities by the number of shares outstanding at the date as of which such determination is made.

         In calculating the value of our total assets, we will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices for other securities. Debt and equity securities that are not publicly traded will be valued at fair value as determined in good faith by a valuation committee of our board of directors which will be established when we commence operations based on the recommendation by our investment adviser and under valuation guidelines adopted by our board of directors, and then approved by our entire board of directors. Initially, the fair value of these securities will be their original cost. Debt securities valued at cost would be revalued for significant events affecting the issuer's performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as:

          o    results of subsequent financing,
          o    the availability of market quotations,
          o    the portfolio company's operations and
          o    changes in market conditions.

         For warrants, our cost usually will be a nominal amount, such as $.01 per share. Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost. Debt securities which are publicly traded will be valued by using market quotations obtained from pricing services or dealers. Our valuation guidelines will be subject to periodic review by our board of directors and may be revised in light of our experience, regulatory developments or otherwise.

         Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Employees

         At March 31, 2005, we had one employee, B. Alva Schoomer. Various aspects of due diligence of prospective portfolio companies and monitoring the activities of portfolio companies will be subcontracted to consultants.

Code of Ethics

         We will adopt a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements. The Code of Ethics will be adopted prior to our commencing any investment activities.

Item 2.           DESCRIPTION OF PROPERTY

         We currently operate out of office space located at 5675B Baldwin Court, Norcross, GA 30071 which is provided to us by our founder at no cost which serves as our principal address.

Item 3.           LEGAL PROCEEDINGS

         We are not involved in any litigation.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     Part II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         We became subject to Securities Exchange Act Reporting Requirements as of April 30, 2004.

         There is no current market for the shares of our common stock. No symbol has been assigned for our securities, and our securities have not been listed or quoted on any Exchange to date. There can be no assurance that a symbol will be assigned or that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

         We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

         As of the close of business on January 31, 2005, there were 11 stockholders of record of our common stock, and 68,000,000 shares were issued and outstanding.

         The foregoing issuances of 68,000,000 shares include:

     o 50,000,000 founder shares that were effectuated in reliance upon exemption from registration provided by Section 4(2) under the Securities Act of 1933 as amended; and

     o 18,000,000 shares issued from our 2004 Non-Statutory Stock Option Plan (as approved by our Board of Directors on January 27, 2004) and in accordance with our Form S-8 Registration Statement as filed with the SEC on June 18, 2004 (SEC File No.: 000-50612).

         No underwriter participated in the issuance of our shares, and no underwriting discounts or commissions were paid to anyone.

         The Company has never repurchased any of its equity securities.

 Rule 144 Sales

         Of the 68,000,000 outstanding shares of common stock at March 31, 2005 held by present stockholders, 55,000,000 are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

         As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to Company shareholders being that the OTCBB is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person of the Company) after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. All the 55,000,000 restricted shares of common stock were issued in January 2004 and, accordingly, became available for re-sale pursuant to Rule 144 in January 2005 provided that the Company is current with respect to its 1934 Act reporting requirements.

Blue Sky Considerations

         Because our securities have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider any secondary market for the Company's securities to be a limited one.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Certain matters discussed in this annual report on Form 10-KSB are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-KSB. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Operations

         We are newly-organized and have not yet entered into any definitive financing transactions with any portfolio companies. We have no experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited primarily to organizational activities and preparation of documents to be filed with the SEC. We have no resources and have realized no revenues to date. In addition, we will not achieve any revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. Innocap will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of its management, acting under the supervision of Innocap's board of directors. None of these individuals has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. We cannot assure you that Innocap will attain our investment objective.

         We will not commence operations until we raise capital through the sales of shares pursuant to Regulation E of the 1933 Act. We will not attempt to raise funds through a Regulation E offering unless and until we receive a trading symbol for our securities. We cannot predict the likelihood or timing of getting such a symbol.

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

Seasonality

         We do not yet have a basis to determine whether our consulting business will be seasonal.

Risk Factors

         We are a recently organized development stage company with no resources or source of revenues.

         We are newly-organized and have not yet entered into any financing transactions with any portfolio companies. We have no experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited primarily to organizational activities and preparation of a registration statement and other regulatory filings. We have no resources and have realized no revenues to date. In addition, we will not achieve any revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. Innocap will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of its management, acting under the supervision of Innocap's board of directors. None of these individuals (currently three persons) has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. We cannot assure you that Innocap will attain its investment objective.

Investments in Innocap by new shareholders will be diluted immediately.

         The present shareholders of Innocap have acquired an interest in Innocap at a total cost substantially less than the total cost the public investors will likely pay for their shares. Therefore, the public investors will bear most of the risk of loss. As of January 23, 2004 (inception date), Innocap authorized a total of 190,000,000 shares of common stock for issuance and 1,000,000 shares of our preferred stock authorized for issuance. As of March 31, 2005, there were 68,000,000 common shares outstanding, all of which are held by founders and consultants/professionals in consideration for their services in developing our business concept and plan as well as related documents. All shares were considered issued at their par value.

We are required to comply with significant regulatory requirements.

         Innocap has filed notice with the Securities and Exchange Commission of our intent to be regulated as a Business Development Company under the 1940 Act and be subject to Sections 54 through 65 of said Act. Upon making this election, Innocap became subject to the provisions of 1940 Act as it applies to BDCs. Being subject to the BDC provisions requires us to meet significant numbers of regulatory and financial requirements. Compliance with these regulations is expensive and may create financial problems for us in the future. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

         If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would decrease our operating flexibility. We cannot assure you that we will successfully retain our BDC status.

BDC Risks

Investing in small and growth stage companies is inherently risky.

         Investments in growth stage companies offer the opportunity for significant gains. However, each investment involves a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with:

     o investing in companies in an early-stage of development or with little or no operating history,
     o companies operating at a loss or with substantial variations in operating results from period to period, and
     o companies with the need for substantial additional capital to support expansion or to achieve or maintain a competitive position.

These companies may face intense competition, including competition from companies with:

     o    greater financial resources,
     o more extensive development, manufacturing, marketing, and service capabilities, and
     o    a larger number of qualified managerial and technical personnel.

Although we intend to mitigate our risk exposure by limiting our investments in early stage companies, we cannot assure you that the portfolio companies in which we choose to place a majority of our investment capital are not facing the same risks of companies that are inherent in start-up companies. In addition, growth stage companies are likely to have a very limited operating history and thus evaluating their worthiness for investment will be more subjective on their future potential for growth and cannot be predicated on operating successes.

We will be dependent on the quality and actions of management of portfolio companies

         Our success will depend upon the success of the portfolio companies and, in great part, upon the abilities of their management. Although our management expects to provide portfolio companies with assistance (particularly with regard to capital formation, major personnel decisions, and strategic planning), the day-to-day operations of the portfolio companies will be controlled by their own management teams. As the portfolio companies have yet to be identified, investors must rely upon our management to select portfolio companies that have, or can obtain, the necessary management resources. Problems may arise at portfolio companies that local management do not recognize or cannot resolve. In addition, the management of portfolio companies may conceal the existence of problems from us.

Portfolio companies are likely to need additional funding.

         We expect that many portfolio companies will require additional financing to satisfy their working capital requirements. The amount of additional financing needed will depend upon the maturity and objectives of the particular company. Each round of venture financing, whether from Innocap or other investors is typically intended to provide a portfolio company with enough capital to reach the next major valuation milestone. If the funds provided are not sufficient, a portfolio company may have to raise additional capital at a price unfavorable to the existing investors, including Innocap. The availability of capital is generally a function of capital market conditions that are beyond the control of Innocap or any portfolio company. We cannot assure you that Innocap's management or the managements of portfolio companies will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available to portfolio companies from any source. If funding is not available, some portfolio companies may be forced to cease operations.

BDC investments are generally illiquid.

          We anticipate that most of our holdings in portfolio companies will be securities that are subject to restrictions on resale. Generally, unless the securities are subsequently registered under the 1933 Act, Innocap will not be able to sell these securities unless we meet all of the conditions of Rule 144 or another rule under the 1933 Act that permits limited sales under specified conditions. When restricted securities are sold to the public, Innocap may be deemed an underwriter, or possibly a controlling person, with respect thereto for the purpose of the Securities Act and may be subject to liability as such under the 1933 Act. Even if we meet all of the conditions of the 1933 Act, there may be no market for the securities that we hold. These limitations on liquidity of a BDC's investments could prevent a successful sale thereof, result in delay of any sale, or substantially reduce the amount of proceeds that might otherwise be realized.

BDCs generally require substantial amounts of time to realize the benefits from investments.

         We anticipate that there will be a significant period of time ranging from one to three years before Innocap has obtained funding and completed the initial selection of portfolio companies for our first round of equity investments. Venture capital investments typically take from four to eight years from the date of initial investment to reach a state of maturity at which liquidation can be considered practical. In light of the foregoing, it is unlikely that any significant distributions of the proceeds from the liquidation of equity investments will be made for several years after inception, if at all.

Risks of Innocap

We have not obtained any source of funding.

         We intend to raise our initial capital through the sales of shares of our common stock. The offer and sale of the shares will not be registered under the 1933 Act on the ground that their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act. Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or free-trading securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance.

         We cannot assure you that we will be successful in selling the common shares or, if sold, at what price. We will not be able to make any investments until and unless we obtain funding.

We have not identified any prospective portfolio companies.

         We have not made any commitments to any prospective portfolio company. Therefore investors will not have an opportunity to carefully evaluate any of the portfolio companies that we may eventually invest in and such evaluation will be entirely dependent upon our management for selecting and negotiating with these portfolio companies. We cannot assure you that we will locate or successfully negotiate a transaction with a portfolio company.

We are likely to incur substantial losses in the first years of operations.

         If funding is obtained, it is anticipated that most of such funding, except for operating cash reserves and funds set aside for follow-on investments in then-existing portfolio companies, will be expended or committed within two years, which is expected to be prior to the receipt of any substantial realized gains by Innocap. Our management anticipates that we and a number of the portfolio companies will sustain substantial losses in the initial years of operation. It is possible that these losses may never be recovered. We cannot assure you that we will ever be profitable.

We are totally reliant on management.

         We will be wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management, acting under the supervision of Innocap's board of directors. None of these individuals (currently 2 persons) has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made.

         In addition, we will engage outside consultants and professionals known to management to assist in evaluating and monitoring portfolio companies and maintaining regulatory compliance.

         We cannot assure you that we will attain our investment objective.

We have broad discretionary use of the proceeds from any funding that we obtain.

         Our management has broad discretion with respect to the specific application of the net proceeds of any funding that we obtain, although substantially all of the net proceeds from any offering is intended to be applied for investments in eligible portfolio companies which satisfy Innocap's investment criteria.

We will be confronted by competition from entities having substantially greater resources and experience.

         Other entities and individuals compete for investments similar to those proposed to be made by Innocap, many of whom will have greater financial and management resources than Innocap. Furthermore, Innocap must comply with provisions of the 1940 Act pertaining to BDCs and, if Innocap qualifies as a RIC, provisions of the Internal Revenue Code pertaining to RICs might restrict Innocap's flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for us to offer portfolio companies more attractive transaction terms than otherwise might be the case. These factors may prevent us from ever becoming profitable.

We are unlikely to qualify for the income tax benefits offered to RICs.

         We will be classified as a non-diversified investment company under the 1940 Act. We will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code. Therefore, we will not receive favorable pass through tax treatment on distributions to our shareholders. This means that we will be taxed as an ordinary corporation on our taxable income even if that income is distributed to shareholders, and all distributions out of our earnings and profits will be taxable to shareholders as dividends. Thus, this income will be subject to a double layer of tax

Distributions to shareholders may never equal the amount invested by the shareholders.

         We cannot assure you that any distributions to shareholders will be made by Innocap or that aggregate distributions, if any, will equal or exceed the shareholders' investment in Innocap. Sales of portfolio company securities will be the principal source of distributable cash to shareholders. The directors have absolute discretion in the timing of distributions to shareholders. Securities acquired by Innocap through equity investments will be held by Innocap and will be sold or distributed at the sole discretion of the directors.

We indemnify officers and directors to the maximum extent permitted by Nevada law.

         Our articles of incorporation provide for indemnification of directors, officers, employees and agents of Innocap to the full extent permitted by Nevada law and the 1940 Act.

There are significant potential conflicts of interest, which could impact our investment returns

         Our executive officer(s) and director(s) serve or may serve as officers and directors of entities who operate in the same or related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. In addition, they may not be available to us if there are time conflicts involving other entities.

Our common stock has no prior trading market or liquidity, and we cannot assure you that any trading market will develop.

         There is no established trading market for our common stock, and there is currently no market whatsoever for our securities. We will seek to have a market maker file an application with the NASD on our behalf to quote the shares of our common stock on the NASD OTC Bulletin Board ("OTCBB"). There can be no assurance as to whether such market maker's application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

         In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Also, the stock market in general has experienced extreme price and volume volatility that has especially affected the market prices of securities of many companies. At times, this volatility has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the common stock, regardless of our actual operating performance.

The market price of our common stock may fluctuate significantly.

         The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, which may adversely affect our ability to raise capital through future equity financings. These factors, many over which we have no control and that may not be directly related to us, include the following:

     o significant volatility in the market price and trading volume of securities of closed-end investment companies, business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;
     o changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
     o    a loss of BDC status;
     o    changes in earnings or variations in operating results;
     o    changes in the value of our portfolio of investments;
     o any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
     o    departure of key personnel;
     o    potential legal and regulatory matters;
     o    operating performance of companies comparable to us; and
     o    general economic trends and other external factors.


Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock

         If a market does develop for our shares of common stock, of which we can make no assurances, subsequent sales of substantial amounts of our common stock or the availability of such shares for sale, could adversely affect the prevailing market price for our common stock. If this scenario occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

         We are authorized to issue up to 190,000,000 shares of common stock, par value $.001 per share. Our board of directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the common stock. These issuances may also serve to enhance existing management's ability to maintain control of Innocap.

         For all of the foregoing reasons and others set forth herein, an investment in the Company's securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

Item 7.           FINANCIAL STATEMENTS

         Innocap's financial statements as of January 31, 2005 and the year then ended start after page 33.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   NONE

Item 8A.          CONTROLS AND PROCEDURES

         Our founder currently serves as both our chief executive officer and chief financial officer (collectively, the "Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for us. He has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B - OTHER INFORMATION

         No event occurred during the fourth quarter of fiscal 2005 that would have required disclosure in a report on Form 8-K.


                                    PART III

Item 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers and directors are as follows:



Name                                    Age          Title
----                                    ---          -----
B. Alva Schoomer                        71           Chairman, President and CFO
Stephen B. Schneer                      73           Director
Raymond C. Holland, Sr.                 70           Director

B. Alva Schoomer - Founded us in 2004. Dr. Schoomer has been an independent consultant since 1988 working on projects and engagements that are similar to those that INNOCAP plans to seek. Prior to 1988, Dr. Schoomer held executive positions with W.P. Carey & Co., Inc., Innovation Investors (a partnership underwritten by Shearson Lehman), RAC Information Systems, Inc., Greenwich Research Associates, A. G. Becker & Co., and the American Stock Exchange. Dr. Schoomer holds a Ph.D. in chemistry and physics from the California Institute of Technology. Dr. Schoomer is also the president of BAS Consulting, Inc., a development stage public company (not yet listed for trading).

Stephen B. Schneer - is an attorney who practices law in New York City. He holds a JD from Columbia University.

Raymond C. Holland, Sr. - Mr. Holland is the vice-chairman of Triad Securities Corp., an NASD member firm specializing in providing research, execution and clearance services to institutional investors and hedge funds. He has held various executive positions with Triad since 1998. Mr. Holland is a graduate of Fordham University and attended Pace Graduate School of Business.

Board of Directors

         All directors hold office until the completion of their term of office, which is not longer than three years, or until their successors have been elected and have qualified. All officers are appointed annually by the board of directors and, subject to existing employment agreements, serve at the discretion of the board. Currently, directors receive no compensation.

Committees of the Board of Directors

         Concurrent with having sufficient members and resources, the Innocap board of directors will establish an audit committee, investment committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The investment committee will review and approve all investments in excess of $50,000 and assist in determining the carrying values of portfolio investments. The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

         All directors will be reimbursed by Innocap for any expenses incurred in attending directors' meetings provided that Innocap has the resources to pay these fees. Innocap will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Stock Option Plan

         Pursuant to the January 27, 2004 board of directors approval and subsequent stockholder approval, we adopted our 2004 Non-Statutory Stock Option Plan whereby Innocap reserved for issuance up to 20,000,000 shares of its common stock.

         Management has issued 18,000,000 options under the plan to certain current members of the management team as well as other persons whom it considers to be important to its current and proposed business activities. All options were exercisable at $.001 par value per share for a period of five years from the date of issuance and have been exercised in full in August 2004.

         As previously indicated, the board of directors, on January 27, 2004, adopted the plan so as to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of Innocap and its subsidiaries, if any. The board of directors believes that Innocap's policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates. In addition, the plan is intended to provide Innocap with maximum flexibility to compensate plan participants. We believe that such flexibility will be an integral part of Innocap's policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The board of directors believes that important advantages to Innocap are gained by an option program such as:

     o the plan which includes incentives for motivating employees of Innocap, while at the same time promoting a closer identity of interest between employees,
     o    non-employee directors,
     o    consultants,
     o    attorneys, and
     o    advisors on the one hand, and the stockholders on the other.

         The principal terms of the plan are summarized below, however it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the plan.

Summary Description of the Innocap, Inc. 2004 Non-Statutory Stock Option Plan

         The purpose of the plan is to provide directors, officers and employees of, consultants, attorneys and advisors to Innocap and its subsidiaries, if any, with additional incentives by increasing their ownership interest in Innocap. Directors, officers and other employees of Innocap and its subsidiaries are eligible to participate in the plan. Options in the form of Non-Statutory Stock Options may also be granted to directors who are not employed by Innocap and consultants, attorneys and advisors to Innocap providing valuable services to Innocap and its subsidiaries. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to Innocap and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. The plan provides for the issuance of NSO's only, which are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended.

         The board of directors of Innocap or a compensation committee will administer the plan with the discretion generally to determine the terms of any option grant, including the:

     o    exercise price,
     o    number of option shares,
     o    term,

     o    vesting schedule, and
     o    the post-termination exercise period.

Notwithstanding this discretion:

     o    the term of any option may not exceed 10 years, and
     o    an option will terminate as follows:
          o if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter;
          o if such termination is on account of death, such options shall terminate 15 months thereafter; and
          o if such termination is for cause (as determined by the board of directors and/or compensation committee), such options shall terminate immediately.

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

         The plan may be amended, altered, suspended, discontinued or terminated by the board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the plan or broaden eligibility except that no amendment or alteration to the plan shall be made without the approval of stockholders which would:

     o decrease the NSO price (except as provided in paragraph 9 of the plan) or change the classes of persons eligible to participate in the plan, or
     o    extend the NSO period, or
     o    materially increase the benefits accruing to plan participants, or
     o    materially modify plan participation eligibility requirements, or
     o    extend the expiration date of the plan.

         Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

Executive Compensation

         No officer, director or employee has received any cash compensation to date, and no director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000. Each officer and director will be paid a negotiated percentage of profits for the events that they arrange or an amount for specific work performed. They will receive no other compensation from us until we are operating profitably.

Conflicts of Interest

         None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities. In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

         Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity. However, the officer or director may still take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 31, 2005 by:

     o each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,
     o    each of our directors, and
     o    all of our officers and directors as a group.

         Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.


        Name and Address of                                   Number of Shares
         Beneficial Owner                                    Beneficially Owned 1        Percent of Class
         ----------------                                    ------------------          ----------------
         .................................................................................................
         B. Alva Schoomer
         5675 B Baldwin Court
         Norcross, GA 30071                                           12,000,000                     17.6
         .................................................................................................
         Stephen B. Schneer
         605 Third Avenue
         New York, New York 10158                                        500,000                       .7
         .................................................................................................
         Raymond C. Holland, Sr.
         755 Long Ridge Road
         Stamford, CT 06902                                              500,000                       .7
         .................................................................................................
         Gary B. Wolff
         805 Third Avenue
         New York, NY10017                                            12,000,000                     17.6
         .................................................................................................
         Edward A. Heil
         PO Box 431
         Ridge, NY 11961                                              20,000,000                     29.4
         .................................................................................................
         K. Ivan F. Gothner
         82 Mountain Road
         Wilbraham, MA 01095                                          11,000,000                     16.2
         .................................................................................................
         Doyle S. Elliott
         501 Manatee Avenue
         Holmes Beach, FL 34217                                       10,000,000                     14.7
         .................................................................................................
         Officers and Directors
         as  a group ( 3 members)                                     13,000,000                     19.1
         .................................................................................................


Unless otherwise indicated, Innocap believes that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Shareholder Matters

         As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     a. None, except as indicated in Part I, Item 2 as relates to our office space; and

     b. Except for the following issuance of shares and/or options, all since converted into shares as a result of option exercise as follows:

                                       Position with            Number of
        Name                             Issuer              Shares Issued
        ------------------             -------------         -------------
        B. Alva Schoomer                President               2,000,000
        Stephen B. Schneer              Director                  500,000
        Raymond Holland                 Director                  500,000

                  The options were granted under Innocap's 2004 Stock Incentive Plan. No underwriter participated in the transactions and no underwriting discounts or commissions were paid to anyone. The shares underlying the options were registered on a Form S8 filed on June 18, 2004. All options have been exercised.




                                     PART IV

Item 13. EXHIBITS

a.       Exhibits

         31.1     Certification of Chief Executive and Chief Financial Officer
         32.1     Certification of Chief Executive and Chief Financial Officer

b. Report on Form 8-K

         None

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         All fees paid or payable ($8,950) to our principal accounting firm relate to assurance-related services.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     /s/ B. Alva Schoomer
                                                     -----------------------
                                                     B. ALVA SCHOOMER Title:
                                                     President and CFO

                                                     Date: June 8, 2005

                                                     /s/  Stephen B. Schneer
                                                     -----------------------
                                                     STEPHEN B. SCHNEER
                                                     Title: Director
                                                     Date: June 8, 2005

                                                     /s/  Raymond Holland
                                                     -----------------------
                                                     RAYMOND HOLLAND
                                                     Title: Director
                                                     Date: June 8, 2005

                              FINANCIAL STATEMENTS



                                TABLE OF CONTENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................F-1

BALANCE SHEET................................................................F-2

STATEMENTS OF OPERATIONS.....................................................F-3

STATEMENT OF STOCKHOLDERS' DEFICIT...........................................F-4

STATEMENTS OF CASH FLOWS.....................................................F-5

NOTES TO FINANCIAL STATEMENTS................................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Innocap, Inc.
Norcross, GA

We have audited the accompanying balance sheet of Innocap, Inc. as of January 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for the year ended January 31, 2005 and the period from January 23, 2004 (inception) to January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocap, Inc. as of January 31, 2005 and the results of its operations and its cash flows for the year ended January 31, 2005 and the period from January 23, 2004 (inception) to January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is newly-formed with, among other things, no significant operating revenues to date which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                Sherb & Co., LLP
June 7, 2005
New York, NY

                                  INNOCAP, INC
                                  Balance Sheet
                                January 31, 2005



                                     ASSETS


CURRENT ASSETS:
 Cash                                                         $        -
                                                               -----------------


TOTAL ASSETS                                                  $        -
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                        $      40,000


STOCKHOLDERS' DEFICIT:
 Preferred stock at $0.001 par value; 1,000,000 shares
  authorized, -0- outstanding                                          -
 Common stock at $0.001 par value; authorized 190,000,000
  shares; 68,000,000 shares issued and outstanding                   68,000
 Additional paid-in capital                                           1,600
 Accumulated deficit                                               (109,600)
                                                               -----------------
     Stockholders' Deficit                                          (40,000)
                                                               -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $        -
                                                               =================

   The accompanying notes are an integral part of these financial statements.

                                  INNOCAP, INC.
                            Statements of Operations



                                                                                 Period from
                                                                            January 23, 2004
                                                   Year Ended January         (inception) to
                                                             31, 2005       January 31, 2004
                                                ---------------------- ----------------------
    Revenue                                     $                   -  $                   -
                                                ---------------------- ----------------------
    General and administrative                                 59,600                      -
    Organization and related expenses                               -                 50,000
                                                ---------------------- ----------------------
    Net loss                                    $             (59,600) $             (50,000)
                                                ====================== ======================
    Basic and diluted loss per share                            $(.00)                 $(.00)
                                                ====================== ======================
    Weighted average number of common shares
       outstanding                                         58,334,247             50,000,000
                                                ====================== ======================


   The accompanying notes are an integral part of these financial statements.

                                  INNOCAP, INC
                       Statement of Stockholders' Deficit





                                                                     Additional
                                               Common stock            Paid-in     Accumulated
                                            Shares        Amount       Capital       Deficit        Total
                                      ------------- ------------- ------------- ---------------   ---------
Inception                                        -  $          -  $          -  $            -   $        -

Common stock issued for  services
   at $0.001 per share, January 23,
   2004                                 50,000,000        50,000             -         (50,000)           -
                                      ------------- ------------- ------------- ---------------   ---------

Balance, January 31, 2004               50,000,000        50,000             -         (50,000)            -

Issuance of stock options                        -             -         1,600               -        1,600

Exercise of stock options               18,000,000        18,000             -               -       18,000

Net loss                                         -             -             -         (59,600)     (59,600)
                                      ------------- ------------- ------------- ---------------   ----------
Balance, January 31, 2005               68,000,000  $     68,000  $      1,600  $     (109,600)  $  (40,000)
                                      ============= ============= ============= ===============   ==========




   The accompanying notes are an integral part of these financial statements.

                                  INNOCAP, INC.
                            Statements of Cash Flows



                                                                                        Period from
                                                                                   January 23, 2004
                                                                    Year Ended       (inception) to
                                                              January 31, 2005     January 31, 2004
                                                          --------------------  --------------------
OPERATING ACTIVITIES:
Net Loss                                                  $           (59,600)  $           (50,000)
Stock-based compensation                                                1,600                     -
Net change in accrued liabilities                                      40,000                     -
Exercise of stock options for services                                 18,000                     -
Organization expenses settled with shares                                   -                50,000
                                                          --------------------  --------------------
Net Cash Used by Operating Activities                                       -                     -
                                                          --------------------  --------------------

INCREASE IN CASH AND CASH EQUIVALENTS
                                                                            -                     -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            -                     -
                                                          --------------------  --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $                 -   $                 -
                                                          ====================  ====================

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                                  $                 -   $                 -
                                                          ====================  ====================
Income taxes                                              $                 -   $                 -
                                                          ====================  ====================




   The accompanying notes are an integral part of these financial statements.

                                  Innocap, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION

         Innocap, Inc. (the "Company") was incorporated under the laws of the State of Nevada on January 23, 2004. It has filed a notice with the Securities and Exchange Commission of its intent to elect in good faith to be regulated as a Business Development Company under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                a.  Accounting Method

                The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on January 31.

                b.  Provision for Taxes

                At January 31, 2005, the Company had net operating loss carryforwards of $108,000 that may be offset against future Federal taxable income through 2024. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

                The loss for financial reporting purposes for the year ended January 31, 2005 differs from the loss for Federal income tax purposes as follows:

Loss for financial reporting purposes               $               (59,600)
Expenses associated with the issuance of stock
    options that are not deductible for Federal
    income taxes                                                      1,600
                                                    ------------------------

Loss for Federal income tax purposes                $               (58,000)
                                                    ========================





                Deferred tax assets (liabilities) at January 31, 2004 are comprised of the following:


Net operating loss carryforwards                    $                41,040
Valuation allowance                                                 (41,040)
                                                    ------------------------

Net                                                 $                     -
                                                    ========================



                If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards that could be utilized by the Company.

                c.  Cash Equivalents

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                d.  Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                If the Company is successful in raising funds and becoming a business development company, its principal estimates will involve the determination of the value of its portfolio companies.

                The net asset value per share of our outstanding shares of common stock will be determined quarterly, as soon as practicable after, and as of the end of, each calendar quarter, by dividing the value of total assets minus total liabilities by the number of shares outstanding at the date as of which such determination is made.

                In calculating the value of our total assets, we will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices for other securities. Debt and equity securities that are not publicly traded will be valued at fair value as determined in good faith by the valuation committee of our board of directors based on the recommendation by our investment adviser and under valuation guidelines adopted by our board of directors, and then approved by our entire board of directors. Initially, the fair value of these securities will be their original cost. Debt securities valued at cost would be revalued for significant events affecting the issuer's performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as results of subsequent financing, the availability of market quotations, the portfolio company's operations and changes in market conditions.

                For warrants, our cost usually will be a nominal amount, such as $.01 per share. Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost. Debt securities which are publicly traded will be valued by using market quotations obtained from pricing services or dealers. Our valuation guidelines are subject to periodic review by our board of directors and may be revised in light of our experience, regulatory developments or otherwise.

                Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

                e.  Basic Loss Per Common Share

                Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits.

                f.  Impact Of New Accounting Standards

                In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with the Company's Annual Report for the year ended January 31, 2006, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

                In December 2004, the FASB issued FASB SFAS No. 123 (revised
                2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation . SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the fiscal year ended January 31, 2007. The Company has not yet assessed the impact of adopting this new standard.

                g.   Stock Options and Warrants

                As permitted by Statement of Financial Accounting Standards No. 123 Accounting for Stock based Compensation ("SFAS No. 123"), the Company has elected to measure and record compensation cost relative to employee stock option and warrant costs in accordance with Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations and will make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options and warrants had been applied. Under APB Opinion 25. compensation cost is recognized for stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of grant. In addition, the Company will provide pro forma disclosure of stock-based compensation, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures will be provided as required under SFAS No 148, Accounting for Stock-Based Compensation--Transition and Disclosure.

                Options and warrants issued to individuals other than employees or directors will be accounted for in accordance with SFAS No.123 which requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

NOTE 3 -- GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured and will offer noncash consideration wherever possible. The Company intends to raise its initial capital through the sale of shares of its common stock. The offer and sale of the shares will not be registered under the Securities Act of 1933 because, as a registered business development company, their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act. The Company will not commence its offering unless and until it receives a trading symbol for its securities. There is no way to predict the likelihood or timing of obtaining a trading symbol. If a symbol is obtained, there is no way of predicting the likelihood for success of a Regulation E offering. If the Company is unable to obtain financing or if the financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - STOCKHOLDERS' DEFICIT

         On January 23, 2004, the Board of Directors issued 50,000,000 shares of common stock for $50,000 in services to the founding shareholders of the Company.

Preferred Stock

         The Company's certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors. Accordingly, the Company's board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At January 31, 2004, the Company had no shares of preferred stock issued and outstanding.

Common Stock

     The  holders of the Company's common stock:

     o Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

     o Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

     o Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

     o Are entitled to one noncumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

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

         The Company filed a Registration Statement on Form S-8 in June 2004 to register those 20,000,000 shares of common stock underlying the options in the Plan

         Management issued 18,000,000 of the options covered by the Plan to certain current members of its management team, as well as other persons whom it considers to be important to its current and proposed business activities, with all options exercisable at $.001 per share for a period of five years from date of issuance. Of the total options issued, 2,000,000 were issued to employees and 16,000,000 were issued to non-employees. The 16,000,000 options issued to non-employees were valued at their date of grant using the Black-Scholes option pricing model and resulted in a charge to general and administrative expenses of $1,600. All options were exercised in August 2004.

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

         Pro forma information regarding net income per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using Black-Scholes option pricing model with the following range of assumptions for the year ended January 31, 2005:



Risk free interest rate                 3.0%
Expected dividend yield                  0%
Expected lives                         5 years
Expected volatility                      0%

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period.

         The Company's pro forma information is as follows:

                                                                  Pro
                                       Reported                  Forma
                               ------------------------ ------------------------
         Net loss              $               (59,600) $               (59,800)
         Loss per Share:
         -Basic and Diluted    $                (0.00)  $                 (0.00)



NOTE 5 - RELATED PARTY TRANSACTION

         The Company engaged four shareholders or entities related to those shareholders to perform consulting or professional services. These services cost $48,000 which is included in the accompanying statement of operations for the year ended January 31, 2005. The balance sheet includes liabilities of $36,000 at January 31, 2005 relating to these services.