Form 10-K/A
period 2005-01-31
INNOCAP INC
filed 2005-09-20
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 000-50612

INNOCAP, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	01–0721929
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5675B Baldwin Court Norcross, GA.	30071

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 770-378-4180

Securities registered under Section 12(g) of the Act:  Common Stock par value $.001 per share

Securities registered under Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No _X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes              No   X   .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 31, 2005 is 68,000,000 shares, all of one class, $.001 par value per share.  Of this number, 2,000,000 shares were held by non-affiliates* of the Registrant.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 2,000,000 shares held by non-affiliates, based upon the book value as of January 31, 2005, is $-0-.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owing 10% or more of the Registrant’s common stock, both of record and beneficially. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

INNOCAP, INC.

PART I

Explanatory Note

Innocap, Inc. has restated its Annual Report on Form 10-K. This Annual Report is for the year ended January 31, 2005, and was originally filed with the Commission on Form 10-KSB on June 8, 2005. The purpose of this amendment is to correctly file this Annual Report on Form 10-K rather than on Form 10-KSB, since a business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” References throughout this Annual Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Annual Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Annual Report.

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1.

DESCRIPTION OF BUSINESS

Innocap, Inc. is a closed-end management investment company following our filing, on September 14, 2004, of a notice of election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940.   We were incorporated on January 23, 2004 and have not conducted any operations to date.   We were organized to provide investors with the opportunity to participate with a modest amount in venture capital investments that are generally not available to the public and that typically require substantially larger financial commitments.  In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.   We are regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act.

As a business development company, we are required to invest at least 70% of our total assets in qualifying assets, which, generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic Quotation Service.   We must also offer to provide significant managerial assistance to these portfolio companies.   Qualifying assets may also include:

•

cash,

•

cash equivalents,

•

U.S. Government securities, or

•

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

Nature of a BDC

The 1940 Act defines a BDC as a closed-end management investment company that provides small businesses that qualify as an eligible portfolio company with investment capital and also significant managerial assistance.   A BDC is required under the 1940 Act to invest at least 70% of its total assets in qualifying assets consisting of:

•

eligible portfolio companies as defined in the 1940 Act and

•

certain other assets including cash and cash equivalents.

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

Established Deal Sourcing Network - We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

•

public and private companies,

•

investment bankers,

•

attorneys,

•

accountants,

•

consultants and

•

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

•

purchase or sell real estate or interests in real estate or real estate investment trusts except that we may:

i.

purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral,

ii.

own the securities of companies that are in the business of buying, selling or developing real estate, or

iii.

finance the purchase of real estate by our portfolio companies;

•

sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;

•

purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or

•

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

Products or Services – We will seek companies that are involved in products or services that do not require significant additional capital or research expenditures.   In general, we will seek target companies that make innovative use of proven technologies or methods.

Proprietary Advantage — We expect to favor companies that can demonstrate some kind of proprietary sustainable advantage with respect to their competition.  Proprietary advantages include, but are not limited to:

•

patents or trade secretes with respect to owning or manufacturing its products, and

•

a demonstrable and sustainable marketing advantage over its competition

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

Exit Strategy - Prior to making an investment in a portfolio company, we will analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest.   Liquidity events may include:

•

an initial public offering,

•

a private sale of our equity interest to a third party,

•

a merger or an acquisition of the portfolio company or

•

a purchase of our equity position by the portfolio company or one of its stockholders.

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing.   The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders.   We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, will next issue equity securities.    The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes or convertible preferred stock.   Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance.   We will generally negotiate for registration rights with the issuer that may provide:

▪

"piggyback" registration rights, which will permit us, under certain circumstances, to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or

▪

in certain circumstances, "demand" registration rights permitting us, under certain circumstances, to require the eligible portfolio company to register the securities under the 1933 Act, in some cases at our expense.   We will generally negotiate net issuance provisions in the warrants, which will allow us to receive upon exercise of the warrant without payment of any cash a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price stated in the warrant.

Liquidation Value of Assets - Although we do not intend to operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities that we hold will be an important factor in our credit analysis.   We will emphasize both tangible assets, such as:

•

accounts receivable,

•

inventory, and

•

equipment,

and intangible assets, such as:

•

intellectual property,

•

customer lists,

•

networks, and

•

databases.

Due Diligence - If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

•

company and technology assessments,

•

market analysis,

•

competitive analysis,

•

evaluation of management, risk analysis and transaction size,

•

pricing, and

•

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

Management Team

•

Interviews with management and significant shareholders, including any financial or strategic sponsor;

•

Review of financing history;

•

Review of management's track record with respect to product development and marketing, mergers and acquisitions, alliances, collaborations, research and development outsourcing and other strategic activities;

•

Assessment of competition; and

•

Review of exit strategies.

Financial Condition

•

Evaluation of future financing needs and plans;

•

Detailed analysis of financial performance;

•

Development of pro forma financial projections; and

•

Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

Product or Service Assessment

•

Evaluation of intellectual property position,

•

Review of existing customer or similar agreements and arrangements,

•

Analysis of core technology;

•

Assessment of collaborations,

•

Review of sales and marketing procedures, and

•

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

•

Assessment of business development success, including product development, financings, profitability and the portfolio company's overall adherence to its business plan;

•

Periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

•

Periodic and regular formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;

•

Attendance at and participation in board meetings; and

•

Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance - As a business development company, we will offer, and in many cases may provide, significant managerial assistance to our portfolio companies.   This assistance will typically involve:

•

monitoring the operations of our portfolio companies,

•

participating in their board and management meetings,

•

consulting with and advising their officers, and

•

providing other organizational and financial guidance.

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

•

not more than 25% of the market value of our total assets is invested in the securities of a single issuer, and

•

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

Investment Amounts

The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company’s management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return.   Although investment amounts will vary considerably, we expect that the average investment, including follow-on investments, will be between $250,000 and $1,000,000.

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

Tax Information

The following is a general summary of certain of the United States Federal income tax laws relating to us and our future investors if any.   This discussion is based on the Internal Revenue Code, regulations, published rulings and procedures and court decisions as of the date hereof.   The tax law, as well as the implementation thereof, is subject to change, and any such change might interfere with our ability ever to qualify as a RIC or, if we so qualify, to maintain such qualification.   This discussion does not purport to deal with all of the United States Federal income tax consequences applicable to us or to all categories of investors, some of whom may be subject to special rules.   In addition, it does not address state, local, foreign or other taxes to which we or our investors may be subject, or any proposed changes in applicable tax laws. Investors should consult their tax advisers with respect to an investment in our securities.

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

Taxation of Innocap as a RIC - Consequences of Converting from an Ordinary Corporation to a RIC - In order to qualify as a RIC, we must, at the end of the first year in which we so qualify have no accumulated earnings and profits from years in which we were not taxed as a RIC.   To meet this requirement, we must, before the end of the first year in which we qualify as a RIC, distribute as dividends all of our accumulated earnings and profits.

RIC Qualification Requirements - To qualify as a RIC, we must distribute to our shareholders for each taxable year at least 90% of our investment company taxable income consisting generally of net investment income and net short-term capital gains and must meet several additional requirements. Among the requirements are the following:

•

We must derive at least 90% of our gross income each taxable year from dividends, interest, payments with respect to loans of securities and gains from the sale or other disposition of securities or other income derived with respect to our business of investing in securities ("Income Requirement");

•

We must derive less than 30% of our gross income each taxable year from gains from the sale or other disposition of securities held for less than three months;

•

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

•

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

If, for any calendar year, Innocap's total distributions exceed its net investment income and net capital gains, the excess will generally be considered a tax-free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain.   The amount treated as a tax-free return of capital will reduce the adjusted basis of a shareholder's shares, thereby increasing the potential gain or reducing the potential loss on the sale of the shares.

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

Federal withholding taxes at a rate of 30%or a lesser treaty rate, may apply to distributions to shareholders who are nonresident aliens or foreign partnerships, trust or corporations.   The rules governing United States federal income taxation of foreign shareholders are complex, and prospective non-U.S. shareholders should consult with their own tax advisors to determine the impact of federal, state and local income tax laws with regard to an investment in shares, including any reporting requirements.

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

Tax-Exempt Investors - Qualified plans, individual retirement accounts and investors exempt from taxation under the internal Revenue Code Section 501(c)(3) are generally exempt from taxation except to the extent that they have unrelated business taxable income (UBTI),determined in accordance with Internal Revenue Code Sections 511-514.   If Innocap qualifies as a RIC, it is likely that distributions to a tax-exempt entity shareholder that are treated as dividends will not be considered UBTI and will therefore be exempt from federal income tax even if Innocap borrows to acquire its investment assets.   Under Section 512(b) of the Internal Revenue Code, UBTI does not include dividends received by a tax-exempt entity.   As a general rule, the income tax provisions relating to a corporation apply to RICs, unless Subchapter M of the Internal Revenue Code provides otherwise, and thus Section 512(b) should apply to exclude from UBTI dividends paid by a RIC to a tax-exempt entity.   This conclusion is also supported by Revenue Ruling 66-106, which applies Section 512(b) to exclude from UBTI dividends paid to the tax-exempt shareholders of a real estate investment trust, a conduit entity that invests in real estate and is substantially similar to a RIC for tax purposes, on the same theory. However, if a tax-exempt entity borrows money to purchase its shares, a portion of its income from Innocap will constitute UBTI pursuant to the "debt-financed property rules."

Social clubs, voluntary employee benefit associates, supplemental unemployment benefit trusts, and qualified group legal service organizations that are exempt from taxation under Internal Revenue Code Sections 501(c)(7), (9), (17) and (20), respectively, are subject to different UBTI rules, which generally will require them to characterize distributions from Innocap as UBTI.   Dividends distributions by Innocap to a charitable organization that is a private foundation should constitute investment income for purposes of the excise tax on net investment income of private foundations imposed by Section 4940 of the Internal Revenue Code.

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

In calculating the value of our total assets, we will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices for other securities.   Debt and equity securities that are not publicly traded will be valued at fair value as determined in good faith by a valuation committee of our board of directors which will be established when we commence operations based on the recommendation by our investment adviser and under valuation guidelines adopted by our board of directors, and then approved by our entire board of directors. Initially, the fair value of these securities will be their original cost.   Debt securities valued at cost would be revalued for significant events affecting the issuer’s performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as:

•

results of subsequent financing,

•

the availability of market quotations,

•

the portfolio company’s operations and

•

changes in market conditions.

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

Employees

At August 31, 2005, we had one employee, B. Alva Schoomer.   Various aspects of due diligence of prospective portfolio companies and monitoring the activities of portfolio companies will be subcontracted to consultants.

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

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

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

•

50,000,000 founder shares that were effectuated in reliance upon exemption from registration provided by Section 4(2) under the Securities Act of 1933 as amended; and

•

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

Rule 144 Sales

Of the 68,000,000 outstanding shares of common stock at March 31, 2005 held by present stockholders, 55,000,000 are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.  Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding common stock  The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to Company shareholders being that the OTCBB is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB.  As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person of the Company) after the restricted securities have been held by the owner for a period of two years.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.  All the 50,000,000 restricted shares of common stock were issued in January 2004 and, accordingly, became available for re-sale pursuant to Rule 144 in January 2005 provided that the Company is current with respect to its 1934 Act reporting requirements.

Blue Sky Considerations

Because our securities have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  Accordingly, investors should consider any secondary market for the Company’s securities to be a limited one.

Item 6

SELECTED FINANCIAL DATA

	Period Ended January 31,
	2005	2004
Total liabilities	$ 40,000	$ -
Stockholders’ deficit	$ (40,000)	$ -

	Period Ended January 31,
	2005	2004
Total expenses	$ 59,600	$ 50,000
Net loss	$ (59,600)	$ (50,000)

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this annual report on Form 10-K are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-K.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Risk Factors

We are a recently organized company with no resources or source of revenues.

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

The present shareholders of Innocap have acquired an interest in Innocap at a total cost substantially less than the total cost the public investors will likely pay for their shares. Therefore, the public investors will bear most of the risk of loss. As of January 23, 2004 (inception date), Innocap authorized a total of 199,000,000 shares of common stock for issuance and 1,000,000 shares of our preferred stock for issuance. As of March 31, 2005, there were 68,000,000 common shares outstanding, all of which are held by founders and consultants/professionals in consideration for their services in developing our business concept and plan as well as related documents. All shares were considered issued at their fair value.

We are required to comply with significant regulatory requirements.

Innocap has filed notice with the Securities and Exchange Commission of our intent to be regulated as a Business Development Company under the 1940 Act and be subject to Sections 54 through 65 of said Act.   Upon making this election, Innocap became subject to the provisions of the 1940 Act as it applies to BDCs. Being subject to the BDC provisions requires us to meet significant numbers of regulatory and financial requirements.   Compliance with these regulations is expensive and may create financial problems for us in the future.   These laws and regulations, as well as their interpretation, may be changed from time to time.   Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

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

•

investing in companies in an early-stage of development or with little or no operating history,

•

companies operating at a loss or with substantial variations in operating results from period to period, and

•

companies with the need for substantial additional capital to support expansion or to achieve or maintain a competitive position.

These companies may face intense competition, including competition from companies with:

•

greater financial resources,

•

more extensive development, manufacturing, marketing, and service capabilities, and

•

a larger number of qualified managerial and technical personnel.

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

BDC investments are generally illiquid.

 We anticipate that most of our holdings in portfolio companies will be securities that are subject to restrictions on resale.   Generally, unless the securities are subsequently registered under the 1933 Act, Innocap will not be able to sell these securities unless we meet all of the conditions of Rule 144 or another rule under the 1933 Act that permits limited sales under specified conditions.   When restricted securities are sold to the public, Innocap may be deemed an underwriter, or possibly a controlling person, with respect thereto for the purpose of the Securities Act and may be subject to liability as such under the 1933 Act.   Even if we meet all of the conditions of the 1933 Act, there may be no market for the securities that we hold.   These limitations on liquidity of a BDC’s investments could prevent a successful sale thereof, result in delay of any sale, or substantially reduce the amount of proceeds that might otherwise be realized.

BDCs generally require substantial amounts of time to realize the benefits from investments.

We anticipate that there will be a significant period of time ranging from one to three years before Innocap has obtained funding and completed the initial selection of portfolio companies for our first round of equity investments.   Venture capital investments typically take from four to eight years from the date of initial investment to reach a state of maturity at which time liquidation can be considered practical.   In light of the foregoing, it is unlikely that any significant distributions of the proceeds from the liquidation of equity investments will be made for several years after inception, if at all.

Risks of Innocap

We have not obtained any source of funding.

We intend to raise our initial capital through the sales of shares of our common stock. The offer and sale of the shares will not be registered under the 1933 Act on the grounds that their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act.   Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or free-trading securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance.

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

There are significant potential conflicts of interest, which could impact our investment returns

Our executive officer and directors serve or may serve as officers and directors of entities who operate in the same or related line of business as we do.   Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.   In addition, they may not be available to us if there are time conflicts involving other entities.

Our common stock has no prior trading market or liquidity, and we cannot assure you that any trading market will develop.

There is no established trading market for our common stock, and there is currently no market whatsoever for our securities. We will seek to have a market maker file an application with the NASD on our behalf to quote the shares of our common stock on the NASD OTC Bulletin Board ("OTCBB"). There can be no assurance as to whether such market maker’s application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

•

significant volatility in the market price and trading volume of securities of closed-end investment companies, business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•

changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•

a loss of BDC status;

•

changes in earnings or variations in operating results;

•

changes in the value of our portfolio of investments;

•

any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•

departure of key personnel;

•

potential legal and regulatory matters;

•

operating performance of companies comparable to us; and

•

general economic trends and other external factors.

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

We are authorized to issue up to 199,000,000 shares of common stock, par value $.001 per share.   Our board of directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares.   Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the common stock.   These issuances may also serve to enhance existing management’s ability to maintain control of Innocap.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of January 31, 2005, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

Item 8.

FINANCIAL STATEMENTS

Innocap’s financial statements as of January 31, 2005 and the year then ended start on page 39.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On July 20, 2005, the Board of Directors of Innocap, Inc., dismissed Sherb & Co.  LLP (“Sherb”) as the Company’s independent registered public accounting firm, effective immediately.

Sherb’s reports on the Company’s financial statements as of and for the year ended January 31, 2005 and the period from January 23, 2004 (Inception) through January 31, 2004    did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles; however each year-end report contained a modification paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and through August 11, 2005, there were no disagreements with Sherb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sherb, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(v)(B) of Regulation S-K occurred within the Company’s audited periods nor through July 20, 2005.

The Company has engaged Most & Company, LLP (“Mostco”) to serve as its independent registered public accounting firm. During the two years ended January 31, 2005 and through the date hereof, neither the Company nor anyone on its behalf consulted Mostco regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor has Mostco provided to the Company a written report or oral advice regarding such principles or audit opinion.

Item 9A

CONTROL AND PROCEDURES

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

Item 9B

 OTHER INFORMATION

No event occurred during the fourth quarter of fiscal 2005 that would have required disclosure in a report on Form 8-K.

PART III

Item 10

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

Stephen B. Schneer – is an attorney who practices law in New York City. He holds a JD from Columbia University.

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

Stock Option Plan

Pursuant to the January 27, 2004 board of directors’ approval and subsequent stockholder approval, we adopted our 2004 Non-Statutory Stock Option Plan whereby Innocap reserved for issuance up to 20,000,000 shares of its common stock.

Management has issued 18,000,000 options under the plan to certain current members of the management team as well as other persons whom it considers to be important to its current and proposed business activities. All options were exercisable at $.001 par value per share for a period of five years from the date of issuance and have been exercised in full in August 2004.

As previously indicated, the board of directors, on January 27, 2004, adopted the plan so as to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of Innocap and its subsidiaries, if any.   The board of directors believes that Innocap’s policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates.  In addition, the plan is intended to provide Innocap with maximum flexibility to compensate plan participants.   We believe that such flexibility will be an integral part of Innocap’s policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value.   The board of directors believes that important advantages to Innocap are gained by an option program such as:

•

the plan which includes incentives for motivating employees of Innocap, while at the same time promoting a closer identity of interest between employees,

•

non-employee directors,

•

consultants,

•

attorneys, and

•

advisors on the one hand, and the stockholders on the other.

The principal terms of the plan are summarized below, however it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the plan.

Summary Description of the Innocap, Inc. 2004 Non-Statutory Stock Option Plan

The purpose of the plan is to provide directors, officers and employees of, consultants, attorneys and advisors to Innocap and its subsidiaries, if any, with additional incentives by increasing their ownership interest in Innocap.   Directors, officers and other employees of Innocap and its subsidiaries are eligible to participate in the plan.   Options in the form of Non-Statutory Stock Options may also be granted to directors who are not employed by Innocap and consultants, attorneys and advisors to Innocap providing valuable services to Innocap and its subsidiaries.   In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to Innocap and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.   The plan provides for the issuance of NSO’s only, which are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended.

The board of directors of Innocap or a compensation committee will administer the plan with the discretion generally to determine the terms of any option grant, including the:

•

exercise price,

•

number of option shares,

term,

•

vesting schedule, and

•

the post-termination exercise period.

 Notwithstanding this discretion:

•

the term of any option may not exceed 10 years, and

•

an option will terminate as follows:

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

The plan may be amended, altered, suspended, discontinued or terminated by the board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted.   Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the plan or broaden eligibility except that no amendment or alteration to the plan shall be made without the approval of stockholders which would:

•

decrease the NSO price (except as provided in paragraph 9 of the plan) or change the classes of persons eligible to participate in the plan, or

•

extend the NSO period, or

•

materially increase the benefits accruing to plan participants, or

•

materially modify plan participation eligibility requirements, or

•

extend the expiration date of the plan.

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

ITEM 11

EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended January 31, 2005 and 2004. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Alva Schoomer	2005	-0-	-0-	$-0-	$200	-0-	-0-	-0-
Chairman, President, Secretary, Treasurer	2004	-0-	-0-	$-0-	$10,000	-0-	-0-	-0-

Note – Mr. Schoomer received and exercised options to purchase 2,000,000 shares at par value.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of August 31, 2005 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned[1]	Percent of Class

B. Alva Schoomer 5675B Baldwin Court Norcross, GA 30071	12,000,000	17.6
Stephen B. Schneer 605 Third Avenue New York, New York 10158	500,000.7
Raymond C. Holland, Sr. 755 Long Ridge Road Stamford, CT 06902	500,000.7
Gary B. Wolff 805 Third Avenue New York, NY10017	12,000,000	17.6
Edward A. Heil PO Box 431 Ridge, NY 11961	20,000,000	29.4
K. Ivan F. Gothner 82 Mountain Road Wilbraham, MA 01095	11,000,000	16.2
Doyle S. Elliott 501 Manatee Avenue Holmes Beach, FL 34217	10,000,000	14.7
Officers and Directors as a group ( 3 members)	13,000,000	19.1

Unless otherwise indicated, Innocap believes that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.   Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

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

Directors' Duties - Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a.

None, except as indicated in Part I, Item 2 as relates to our office space; and

Except for the following issuance of shares and/or options, all since converted into shares as a result of option exercise as follows:

Name	Position with Issuer	Number of Shares Issued
B. Alva Schoomer	President	2,000,000
Stephen B. Schneer	Director	500,000
Raymond Holland	Director	500,000

The options were granted under Innocap's 2004 Stock Incentive Plan.   No underwriter participated in the transactions and no underwriting discounts or commissions were paid to anyone. The shares underlying the options were registered on a Form S8 filed on June 18, 2004. All options have been exercised.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Most & Company, LLP in connection with statutory and regulatory filings. Fees incurred $1,000 for each quarterly review associated with our Form 10-Q filings and $5,000 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2005.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ending January 31, 2005.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ B. Alva Schoomer

B. ALVA SCHOOMER

Title: President and

Chief Financial Officer

Date:  September 16, 2005

/s/  Stephen B. Schneer

STEPHEN B. SCHNEER

Title: Director

Date: September 16, 2005

/s/  Raymond Holland

RAYMOND HOLLAND

Title: Director

Date: September 16, 2005

FINANCIAL STATEMENTS

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

40

BALANCE SHEETS

41

STATEMENTS OF OPERATIONS

42

STATEMENTS OF CASH FLOWS

43

STATEMENT OF STOCKHOLDERS’ DEFICIT

44

NOTES TO FINANCIAL STATEMENTS

45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Innocap, Inc.

Norcross, GA

We have audited the accompanying balance sheets of Innocap, Inc. (a development stage company) as of January 31, 2005 and 2004 and the related statements of operations, stockholders’ deficit and cash flows for the year ended January 31, 2005, the period from January 23, 2004 (inception) to January 31, 2004 and the period from January 23, 2004 (inception) to January 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is newly-formed with, among other things, no revenues to date which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Most & Company, LLP

September 9, 2005
New York, NY

INNOCAP, INC

(a development stage company)

Balance Sheets

January 31, 2005 and 2004

	2005	2004

ASSETS

CURRENT ASSETS:

Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$ 40,000	$ -

STOCKHOLDERS’ DEFICIT:

Preferred stock, $0.001 par value; 1,000,000 shares authorized, none outstanding at either date	-	-
Common stock, $0.001 par value; authorized:199,000,000 shares; issued and outstanding: 68,000,000 in 2005 and 50,000,000 shares in 2004	68,000	50,000
Additional paid-in capital	1,600	-
Deficit accumulated during development stage	(109,600)	(50,000)
Total Stockholders’ Deficit	(40,000)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -0-	$ -0-

See notes to financial statements

INNOCAP, INC.

(a development stage company)

Statements of Operations

	Year Ended January 31, 2005	Period from January 23, 2004 (inception) to January 31, 2004	Period from January 23, 2004 (inception) to January 31, 2005

General and administrative	$ 59,600	$ 50,000	$ 109,600

Net loss	$ (59,600)	$ (50,000)	$ (109,600)

Basic and diluted loss per share	$ *	$ *	$ *
Weighted average number of common shares outstanding	58,334,247	50,000,000	58,133,690
* Less than $.01 per share See notes to financial statements

INNOCAP, INC.

(a development stage company)

Statements of Cash Flows

	Year Ended January 31, 2005	Period from January 23, 2004 (inception) to January 31, 2004	Period from January 23, 2004 (inception) to January 31, 2005
OPERATING ACTIVITIES:
Net loss	$ (59,600)	$ (50,000)	$ (109,600)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,600	50,000	51,600
Net change in accrued liabilities	40,000	-	40,000

Net Cash Used in Operating Activities	(18,000)	-	(18,000)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	18,000	-	18,000

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

See notes to financial statements

INNOCAP, INC

(a development stage company)

Statement of Stockholders’ Deficit

	Common stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount

Inception	-	$ -	$ -	$ -	$ -

Common stock issued for services at $0.001 per share, January 23, 2004	50,000,000	50,000	-	-	50,000
Net loss for the period	-	-	-	(50,000)	(50,000)

Balance, January 31, 2004	50,000,000	50,000	-	(50,000)	-

Issuance of stock options	-	-	1,600	-	1,600

Exercise of stock options	18,000,000	18,000	-	-	18,000

Net loss for the year	-	-	-	(59,600)	(59,600)

Balance, January 31, 2005	68,000,000	$68,000	$ 1,600	$(109,600)	$(40,000)

See notes to financial statements

Innocap, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION

Innocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. It has filed a notice with the Securities and Exchange Commission of its intent to elect in good faith to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended, and be subject to Sections 54 through 65 of said Act. The Company has not generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Year End

The Company has elected a fiscal year ending on January 31.

b.  Provision for Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax assets will not be realized.

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

e.  Valuation of Securities

The net asset value per share of its outstanding shares of common stock will be determined quarterly, as soon as practicable after, and as of the end of, each calendar quarter, by dividing the value of total assets minus total liabilities by the number of shares outstanding at the date as of which such determination is made.

In calculating the value of the total assets, Innocap will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices for other securities.   Debt and equity securities that are not publicly traded will be valued at fair value as determined in good faith by the valuation committee of the board of directors based on the recommendation by the investment adviser and under valuation guidelines adopted by the board of directors, and then approved by the entire board of directors. Initially, the fair value of these securities will be their original cost.   Debt securities valued at cost would be revalued for significant events affecting the issuer’s performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as results of subsequent financing, the availability of market quotations, the portfolio company’s operations and changes in market conditions.

For warrants, the cost usually will be at their respective fair market value.   Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost.   Debt securities which are publicly traded will be valued by using market quotations obtained from pricing services or dealers.   Valuation guidelines are subject to periodic review by the board of directors and may be revised in light of experience, regulatory developments or otherwise.

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures.   Accordingly, under current auditing standards, the notes to the financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

f.   Financial Instruments

The carrying amounts of financial instruments, including accrued expenses, approximate their fair values because of their relatively short maturities.

g.  Net Loss Per Common Share

Net loss per common share has been calculated based on the basic weighted average number of shares outstanding during the period.

h.  Stock-Based Compensation

Compensation costs for common stock issued for services were based on the fair value method. Fair value was based on the value of the common stock for officers and on the fair value of the services provided  for nonemployees.

  i.  Impact Of New Accounting Standards

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

The Financial Accounting Standards Board has revised the accounting for stock based payments. SFAS No. 123R will be effective for the fiscal year ending January 31, 2007. The Company has not yet determined what the impact will be, if any, on their financial statements.

Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have had a material effect on the accompanying financial statements.

j.   Reclassifications

Certain prior year amounts have been reclassified to conform to the current period's presentation.

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At January 31, 2005 the Company had negative working capital of $40,000, accumulated stockholders’ deficit of $109,600 and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 4 - STOCKHOLDERS’ DEFICIT

On January 23, 2004, the Board of Directors issued 50,000,000 shares of common stock for $50,000 in services to the founding shareholders of the Company.

Management issued options to purchase 18,000,000 shares of the Company’s common stock covered by the Plan (see below) to certain current members of its management team, as well as other persons whom it considers to be important to its current and proposed business activities, with all options exercisable at $.001 per share for a period of five years from date of issuance. Of the total options issued, 2,000,000 were issued to employees and 16,000,000 were issued to non-employees. The 16,000,000 options issued to non-employees were valued at their date of grant using the Black-Scholes option pricing model see below) and resulted in a charge to general and administrative expenses of $1,600. All options issued were exercised in August 2004.

The Company has 2,000,000 shares of common stock reserved for issuance under this Stock Option Plan.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors.  Accordingly, the Company’s board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At January 31, 2004, the Company had no shares of preferred stock designated, issued or outstanding.

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

Risk free interest rate                 3.0%

Expected dividend yield               0%

Expected lives                         5 years

Expected volatility                       0%

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period.

The Company's pro forma information is as follows:

	Reported	Pro Forma

Net loss	$(59,600)	$(59,800)
Loss per Share: -Basic and Diluted	$ (0.00)	$ (0.00)

5.

INCOME TAXES

At January 31, 2005, the Company had net operating loss carryforwards of approximately $109,000 available to reduce future Federal taxable income through 2025, subject to possible limitations due to changes in ownership. At January 31, 2005, a deferred tax assets of approximately $37,000 has been offset by an allowance of $37,000.

As of January 31, 2005, deferred tax assets consisted of the following:

Net operating loss	$37,000

Valuation allowance	(37,000)

$ -

For the years ended January 31, 2005 and 2004, deferred income taxes consisted of the following:

	2005	2004
Net operating loss	$20,000	$ 17,000
Valuation allowance	(20,000)	(17,000)

	$ ----	$ ---

For the years ended January 31, 2005 and 2004, the following is a reconciliation of expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

	2005	2004
Expected Federal income tax (benefit)	$(20,000)	$ (17,000)

Change in valuation allowance	20,000	17,000

	$ ----	$ ---

NOTE 6 - QUARTERLY SUMMARY

A summary of the Company’s quarterly information follows:

	Quarter
	First	Second	Third	Fourth	Total

Revenues	$ -	$ -	$ -	$ -	$ -

G&A expenses	16,500	10,100	23,000	30,700	59,600

Net Loss	$(16,500)	$ (10,100)	$ (23,000)	$ (30,700)	$ (59,600)

Loss Per Share	$ *	$ *	$ *	$ *	$ *
*Less than $.01	per share

7.

RELATED PARTY TRANSACTION

The Company is provided office space by an affiliate, owned by   officers of the Company, without cost.