Form 10-Q
period 2005-04-30
INNOCAP INC
filed 2005-09-20
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

At August 31, 2005 the number of shares of the registrant’s common stock outstanding was 68,000,000.

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

ITEM 1

FINANCIAL STATEMENTS

INNOCAP, INC

(A development stage company)

Balance Sheets

	April 30, 2005	January 31, 2005
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$ 45,000	$ 40,000

STOCKHOLDERS’ DEFICIT:

Preferred stock, $0.001 par value; 1,000,000 shares authorized, none outstanding at either date
Common stock, $0.001 par value; authorized: 190,000,000 shares; issued and outstanding in both periods 68,000,000 shares	68,000	68,000
Additional paid-in capital	1,600	1,600
Deficit accumulated during development stage	(114,600)	(109,600)
Total Stockholders’ Deficit	(45,000)	(40,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -0-	$ -0-

See notes to financial statements

INNOCAP, INC.

Statements of Operations

(A development stage company)

(Unaudited)

	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Period from January 23, 2004 (inception) to April 30, 2005
Revenue	$ -	$ -	$ -

General and administrative	5,000	16,500	114,600

Net loss	$ (5,000)	$ (16,500)	$(114,600)

Basic loss per share	$ (.00)	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	68,000,000	50,000,000	60,047,414

See notes to financial statements

INNOCAP, INC

(a development stage company)

Statement of Stockholders’ Deficit

	Common stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount

Inception	-	$ -	$ -	$ -	$ -

Common stock issued for services at $0.001 per share, January 23, 2004	50,000,000	50,000	-	-	50,000
Net loss for the period	-	-	-	(50,000)	(50,000)

Balance, January 31, 2004	50,000,000	50,000	-	(50,000)	-

Issuance of stock options	-	-	1,600	-	1,600

Exercise of stock options	18,000,000	18,000	-	-	18,000

Net loss for the year	-	-	-	(59,600)	(59,600)

Balance, January 31, 2005	68,000,000	68,000	1,600	(109,600)	(40,000)

Net loss for the period	-	-	-	(5,000)	(5,000)

Balance, April 30, 2005	60,000,000	$68,000	$1,600	$(114,600)	$(45,000)
See notes to financial statements

INNOCAP, INC.

(a development stage company)

Statements of Cash Flows

Three Months Ended April 30, 2005 and 2004

(Unaudited)

	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Period from January 23, 2004 (inception) to April 30, 2005
OPERATING ACTIVITIES:
Net loss	$ (5,000)	$ (16,500)	$ (114,600)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	-	1,500	51,600
Changes in assets and liabilities
Net change in accrued liabilities	5,000	15,000	45,000
Net Cash Used in Operating Activities	-	-	(18,000)
Proceeds from exercise of stock options	-	-	18,000
INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

See notes to financial statements

INNOCAP, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2005.

NOTE 2 -- ORGANIZATION

Innocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In June 2004, it filed a notice with the Securities and Exchange Commission of its intent to elect in good faith, within 90 days from the date of such filing, to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act.

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

d.   Valuation of Securities

The net asset value per share of the outstanding shares of common stock will be determined quarterly, as soon as practicable after, and as of the end of, each calendar quarter, by dividing the value of total assets minus total liabilities by the number of shares outstanding at the date as of which such determination is made.

In calculating the value of total assets, Innocap will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices for other securities.   Debt and equity securities that are not publicly traded will be valued at fair value as determined in good faith by the valuation committee of the Company’s board of directors based on the recommendation by Innocap’s investment adviser and under valuation guidelines adopted by its board of directors, and then approved by the entire board of directors. Initially, the fair value of these securities will be their original cost.   Debt securities valued at cost would be revalued for significant events affecting the issuer’s performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as results of subsequent financing, the availability of market quotations, the portfolio company’s operations and changes in market conditions.

For warrants, cost usually will be a nominal amount, such as $.01 per share.   Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost.   Debt securities which are publicly traded will be valued by using market quotations obtained from pricing services or dealers.   Valuation guidelines are subject to periodic review by Innocap’s board of directors and may be revised in light of experience, regulatory developments or otherwise.

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures.   Accordingly, under current auditing standards, the notes to the financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

e.  Net Loss Per Common Share

Net loss per common share has been calculated based on the by dividing the net loss for the period by the basic and diluted weighted average number of shares outstanding during the period after giving retroactive effect to stock splits.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this interim report on Form 10-Q are forward-looking statements. Such forward-looking statements contained in this interim report involve risks and uncertainties, including statements as to:

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

We will not commence operations until we (i) become regulated as a Business Development Company under the Investment Company Act of 1940 and are subject to Sections 54 through 65 of said Act and (ii) raise capital through the sale of shares pursuant to Regulation E of the 1933 Act.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets and do not have any investments in eligible portfolio companies, there is no quantitative information, as of the end of April 30, 2005, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

September 13, 2005