Form 10-Q
period 2005-07-31
INNOCAP INC
filed 2005-09-20
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

ITEM 1

FINANCIAL STATEMENTS

INNOCAP, INC

(A development stage company)

Balance Sheets

	July 31, 2005	January 31, 2005
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$ 46,500	$ 40,000

STOCKHOLDERS’ DEFICIT:

Preferred stock, $0.001 par value; 1,000,000 shares authorized, none outstanding at either date
Common stock, $0.001 par value; authorized: 190,000,000 shares; issued and outstanding in both periods 68,000,000 shares	68,000	68,000
Additional paid-in capital	1,600	1,600
Deficit accumulated during development stage	(116,100)	(109,600)
Stockholders’ Deficit	(46,500)	(40,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -0-	$ -0-

See notes to financial statements

INNOCAP, INC.

(A development stage company)

Statements of Operations

 (Unaudited)

	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Period from January 23, 2004 (inception) to July 31, 2005

Revenue	$ -	$ -	$ -

General and administrative	1,500	10,100	116,100

Net loss	$ (1,500)	$ (10,100)	$ (116,100)

Basic loss per share	$ (.00)	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	68,000,000	50,000,000	61,351,351

See notes to financial statements

INNOCAP, INC.

(A development stage company)

Statements of Operations

Six Months Ended July 31, 2005 and 2004

(Unaudited)

	Six Months Ended July 31, 2005	Six Months Ended July 31, 2004	Period from January 23, 2004 (inception) to July 31, 2005

Revenue	$ -	$ -	$ -

General and administrative	6,500	26,600	116,100

Net loss	$ (6,500)	$ (26,600)	$(116,100)

Basic loss per share	$ (.00)	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	68,000,000	50,000,000	61,351,351

See notes to financial statements

INNOCAP, INC

(a development stage company)

Statement of Stockholders’ Deficit

	Common stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount

Inception	-	$ -	$ -	$ -	$ -

Common stock issued for services at $0.001 per share, January 23, 2004	50,000,000	50,000	-	-	50,000
Net loss for the period	-	-	-	(50,000)	(50,000)

Balance, January 31, 2004	50,000,000	50,000	-	(50,000)	-

Issuance of stock options	-	-	1,600	-	1,600

Exercise of stock options	18,000,000	18,000	-	-	18,000

Net loss for the year	-	-	-	(59,600)	(59,600)

Balance, January 31, 2005	68,000,000	68,000	1,600	(109,600)	(40,000)

Net loss for the period	-	-	-	(6,500)	(6,500)

Balance, April 30, 2005	60,000,000	$68,000	$1,600	$(116,100)	$(46,500)
See notes to financial statements

INNOCAP, INC.

(a development stage company)

Statements of Cash Flows

Six Months Ended July 31, 2005 and 2004

(Unaudited)

	Six Months Ended July 31, 2005	Six Months Ended July 31, 2004	Period from January 23, 2004 (inception) to July 31, 2005
OPERATING ACTIVITIES:
Net loss	$ (6,500)	$ (26,600)	$ (116,100)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	-	1,600	51,600
Changes in assets and liabilities
Net change in accrued liabilities	6,500	25,000	46,500
Net Cash Used in Operating Activities	-	-	(18,000)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	-	18,000
INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

See notes to financial statements

INNOCAP, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six-month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2005.

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

e.  Net Loss Per Common Share

Net loss per common share has been calculated by dividing the net loss for the period by the basic and diluted weighted average number of shares outstanding during the period.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets and do not have any investments in eligible portfolio companies, there is no quantitative information, as of the end of July 31, 2005, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

September 14, 2005