Form 10-Q
period 2006-03-02
INNOCAP INC
filed 2006-03-02
CIK 1281845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

770-378-4180
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined inRule 12b-2 of the Exchange Act) Yes ☐No ☒

At January 31, 2006 the number of shares of the registrant’s common stock outstanding was 68,000,000.

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

ITEM 1
FINANCIAL STATEMENTS

INNOCAP, INC
(A development stage company)

Balance Sheets

	October 31, 2005	January 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’DEFICIT
CURRENT LIABILITIES:

Accrued expenses	$51,500	$40,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none outstanding at either date
Common stock, $0.001 par value; 190,000,000 shares authorized; 68,000,000 shares issued and outstanding in both periods	68,000	68,000
Additional paid-in capital	1,600	1,600
Deficit accumulated during development stage	(121,100)	(109,600)
Stockholders’ Deficit	(51,500)	(40,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to financial statements.

INNOCAP, INC.
(A development stage company)

Statements of Operations

Three Months Ended October 31, 2005 and 2004
(Unaudited)

	2005		2004
Revenue		$-		$-

General and administrative		5,000		10,100

Net loss		$(5,000)		$(10,100)

Basic and diluted loss per share	$	*	$	*
Weighted average number of common shares outstanding		68,000,000		65,260,870

*Less than $(.01)

See notes to financial statements.

INNOCAP, INC.
(A development stage company)

Statements of Operations
(Unaudited)

	Nine Months Ended	Nine Months Ended	Period From January 23, 2004 (Inception) to
	October 31, 2005	October 31, 2004	October 31, 2005
Revenue	$-	$-	$-

General and administrative	11,500	26,600	121,100

Net loss	$(11,500)	$(26,600)	$(121,100)

Basic and diluted loss per share	$ *	$ *	$ *
Weighted average number of common shares outstanding	68,000,000	51,081,272	62,305,556

*Less than $(.01)

See notes to financial statements.

INNOCAP, INC
(a development stage company)
Statement of Stockholders’ Deficit

	Common stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Inception	-	$-	$-	$-	$-

Common stock issued for services at $0.001 per share, January 23, 2004	50,000,000	50,000	-	-	50,000

Net loss for the period	-	-	-	(50,000)	(50,000)

Balance, January 31, 2004	50,000,000	50,000	-	(50,000)	-

Issuance of stock options	-	-	1,600	-	1,600

Exercise of stock options	18,000,000	18,000	-	-	18,000

Net loss for the year	-	-	-	(59,600)	(59,600)

Balance, January 31, 2005	68,000,000	68,000	1,600	(109,600)	(40,000)

Net loss for the period	-	-	-	(11,500)	(11,500)

Balance, October 31, 2005	68,000,000	$68,000	$1,600	$(121,100)	$(51,500)

See notes to financial statements.

INNOCAP, INC.
(A development stage company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended	Period From January 23, 2004 (Inception) to
	October 31, 2005	October 31, 2004	October 31, 2005
OPERATING ACTIVITIES:
Net loss	$(11,500)	$(26,600)	$(121,100)
Stock-based compensation	-	1,600	51,600
Net change in accrued liabilities	11,500	25,000	51,500
Net Cash Used by Operating Activities	-	-	(18,000)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	-	18,000

INCREASE IN CASH	-	-	-

CASH BEGINNING OF PERIOD	-	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See notes to financial statements.

INNOCAP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2005.

NOTE 2 -- ORGANIZATION

Innocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In June 2004, it filed a notice with the Securities and Exchange Commission of its intent to elect in good faith, within 90 days from the date of such filing, to be regulated as a Business Development Company under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act. In February 2006, the Company decided to take the steps necessary to cease being a BDC and become a consulting firm. The 1940 Act provides that the Company may not change the nature of its business so as to cease to be, or to withdraw its election as, a business development company unless approved by a majority of its outstanding voting securities.

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

In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

The Financial Accountings Standards Board has issued FASB Statement No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting for and reporting accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined the effect, if any, will be on Company's financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At October 31, 2005, the Company had no working capital and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of cash or financing is secured and will offer noncash consideration wherever possible. The Company is actively seeking consulting engagements. It has obtained its first such engagement as a subcontractor to another consulting firm to assist an unrelated client in Florida. It is not possible at this time to estimate the amount of fees to be realized from this engagement.

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

Operations

To date, our efforts have been limited primarily to organizational activities and preparation of documents to be filed with the Securities and Exchange Commission and in our efforts to becoming a business development company. In June 2004, we filed a notice with the Securities and Exchange Commission of its intent to elect in good faith, within 90 days from the date of such filing, to be regulated as a Business Development Company under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act. In February 2006, we decided to take the steps necessary to cease being a BDC and becoming a consulting firm. The 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of its outstanding voting securities. We have no resources and have realized no revenues to date.

Liquidity

We will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of cash or financing is secured and will offer noncash consideration wherever possible. We are actively seeking consulting engagements and have obtained our first such engagement as a subcontractor to another consulting firm to assist an unrelated client in Florida. It is not possible at this time to estimate the amount of fees to be realized from this engagement.

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

In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets and do not have any investments in eligible portfolio companies, there is no quantitative information, as of the end of October 31, 2005, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

Innocap, Inc.
(Registrant)

/s/ B. Alva Schoomer

By:	B. Alva Schoomer
President
Date:	March 1, 2006