Form 10-K
period 2006-01-31
INNOCAP INC
filed 2006-06-23
CIK 1281845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

(Mark One)

      ☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the fiscal year ended January 31, 2006

      ☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the transition period from _______  to _______

Commission file number 000-50612

INNOCAP, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	01–0721929.
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5675B Baldwin Court Norcross, GA.	30071

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 770-378-4180

Securities registered under Section 12(g) of the Act:

Common Stock par value $.001 per share

Securities registered under Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

     Large accelerated filer   ☐       Accelerated filer ☐           Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 9, 2006 is 68,000,000 shares, all of one class, $.001 par value per share.  Of this number, 2,000,000 shares were held by non-affiliates* of the Registrant.

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

In February 2006, we decided to explore taking the steps necessary to cease being a BDC and becoming a consulting firm. It is likely that we will pursue these steps during the next six months. The 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of its outstanding voting securities. We have no resources and have realized no revenues to date. The remainder of this Annual Report on Form 10-K is written to describe us as a BDC since we have not taken any specific steps to cease being a BDC.

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

Employees

At May 9, 2006, we had one employee, B. Alva Schoomer, who currently minimal hours per week to us.   Various aspects of due diligence of prospective portfolio companies and monitoring the activities of portfolio companies will be subcontracted to consultants.

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

Item 1A.

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

The present shareholders of Innocap have acquired an interest in Innocap at a total cost substantially less than the total cost the public investors will likely pay for their shares. Therefore, the public investors will bear most of the risk of loss. As of January 23, 2004 (inception date), Innocap authorized a total of 199,000,000 shares of common stock for issuance and 1,000,000 shares of our preferred stock for issuance. As of May 9, 2006, there were 68,000,000 common shares outstanding, all of which are held by founders and consultants/professionals in consideration for their services in developing our business concept and plan as well as related documents. All shares were considered issued at their fair value.

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

There is no established trading market for our common stock, and there is currently no market whatsoever for our securities. We may seek to have a market maker file an application with the NASD on our behalf to quote the shares of our common stock on the NASD OTC Bulletin Board ("OTCBB"). There can be no assurance as to whether such market maker’s application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

Item 1B.

UNRESOLVED STAFF ISSUES

NONE.

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

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND PURCHASES OF EQUITY SECURITIES

We became subject to Securities Exchange Act Reporting Requirements as of April 30, 2004.

There is no current market for the shares of our common stock.  No symbol has been applied for or assigned for our securities, and our securities have not been listed or quoted on any Exchange to date.  There can be no assurance that a symbol will be assigned or that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on May 9, 2006, there were 40 stockholders of record of our common stock, and 68,000,000 shares were issued and outstanding.

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

Rule 144 Sales

Of the 68,000,000 outstanding shares of common stock at May 12, 2006 held by present stockholders, 55,000,000 are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.  Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding common stock  The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to Company shareholders being that the OTCBB is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB.  As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person of the Company) after the restricted securities have been held by the owner for a period of two years.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.  All the 50,000,000 restricted shares of common stock were issued in January 2004 and, accordingly, became available for re-sale (subject to above-referenced 1% every three month limitation or in their entirety as of January 2006 if the Seller is not an affiliate) pursuant to Rule 144 in January 2005 provided that the Company is current with respect to its 1934 Act reporting requirements.

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

Item 6

SELECTED FINANCIAL DATA

	January 31,
	2005	2006
Total liabilities	$ 40,000	$ 61,500
Stockholders’ deficit	$ (40,000)	$ (61,500)

Period from
January 23, 2004
(inception) to
	January 31,	Period Ended January 31,
	2004	2005	2006
Total expenses	$ 50,000	$ 59,600	$ 21,500
Net loss	$ (50,000)	$ (59,600)	$ (21,500)

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

Operations

We are recently-organized and have not yet entered into any definitive financing transactions with any portfolio companies.  We have no experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives.  To date, our efforts have been limited primarily to organizational activities and preparation of documents to be filed with the SEC.  We have no resources and have realized no revenues to date.  In addition, we will not achieve any revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. Innocap will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of its management, acting under the supervision of Innocap's board of directors.  None of these individuals has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made.  We cannot assure you that Innocap will attain our investment objective.

We will not commence operations until we raise capital through the sales of shares pursuant to Regulation E of the 1933 Act. We will not attempt to raise funds through a Regulation E offering unless and until we receive a trading symbol for our securities. We cannot predict the likelihood or timing of getting such a symbol.

In February 2006, we decided to explore taking the steps necessary to cease being a BDC and becoming a consulting firm. It is likely that we will pursue these steps during the next six months. The 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of its outstanding voting securities. We have no resources and have realized no revenues to date.

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

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended January 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

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

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of January 31, 2006, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

Item 8.

FINANCIAL STATEMENTS

Innocap’s financial statements as of January 31, 2006 and the year then ended start on page 36.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

(a)

On July 20, 2005, the Board of Directors of Innocap, Inc, (“Registrant”), dismissed Sherb & Co.  LLP (“Sherb”) as the Registrant’s independent registered public accounting firm, effective immediately.

(b)

Sherb’s reports on the Registrant’s financial statements as of and for the years ended January 31, 2005 and the period from January 23, 2004 (Inception) through January 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles; however each year-end report contained a modification paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

(c)

During the Registrant’s two most recent fiscal years and through August 11, 2005, there were no disagreements with Sherb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sherb, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred within the Registrant’s two most recent fiscal years nor through August 11, 2005.

(d)

The Registrant has engaged Most & Company, LLP (“Mostco”) to serve as its independent public accounting firm. During the two years ended December 31, 2004 and through August 11, 2005, neither the Registrant nor anyone on its behalf consulted Mostco regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, nor has Mostco provided to the Registrant a written report or oral advice regarding such principles or audit opinion.

Item 9A.

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

Item 9B

 OTHER INFORMATION

No event occurred during the fourth quarter of fiscal 2006 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors are as follows:

Name	Age	Title

B. Alva Schoomer	72	Chairman, President and CFO
Stephen B. Schneer	75	Director
Raymond C. Holland, Sr.	72	Director

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

•

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

ITEM 11 - EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended January 31, 2006, 2005 and 2004. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Alva Schoomer	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman, President, Secretary, Treasurer	2005 2004	-0- -0-	-0- -0-	-0- -0-	$200 -0-	-0- -0-	-0- -0-	-0- -0-

Note – Mr. Schoomer received and exercised options to purchase 2,000,000 shares at par value.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of May 9, 2006 by:

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

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2006.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended January 31, 2006.

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

/s/ B. Alva Schoomer

B. ALVA SCHOOMER

Title: President and

Chief Financial Officer

Date:  June 16, 2006

/s/  Stephen B. Schneer

STEPHEN B. SCHNEER

Title: Director

Date: June 16, 2006

/s/  Raymond Holland

RAYMOND HOLLAND

Title: Director

Date: June 16, 2006

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Innocap, Inc.

Norcross, GA

We have audited the accompanying balance sheets of Innocap, Inc. (a development stage company) as of January 31, 2006 and 2005 and the related statements of operations, stockholders’ deficit and cash flows for the years ended January 31, 2006 and 2005 and the period from January 23, 2004 (inception) to January 31, 2004 and the period from January 23, 2004 (inception) to January 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocap, Inc. as of January 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended January 31, 2006 and 2005 and the period from January 23, 2004 (inception) to January 31, 2004 and January 23, 2004 (inception) to January 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Most & Company, LLP

    Most & Company, LLP

May 19, 2006
New York, NY

INNOCAP, INC.

(a development stage company)

Balance Sheets

January 31, 2006 and 2005

	2006	2005

ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$61,500	$40,000

STOCKHOLDERS’ DEFICIT:

Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized:199,000,000 shares; issued and outstanding: 68,000,000	68,000	68,000
Additional paid-in capital	1,600	1,600
Deficit accumulated during development stage	(131,100)	(109,600)
Total Stockholders’ Deficit	(61,500)	(40,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See Notes to Financial Statements

INNOCAP, INC.

(a development stage company)

Statements of Operations

		Year Ended January 31, 2006		Year Ended January 31, 2005		Period from January 23, 2004 (inception) to January 31, 2004	Period from January 23, 2004 (inception) to January 31, 2006

General and administrative		$21,500		$59,600		$50,000	$131,100

Net loss		$(21,500)		$(59,600)		$(50,000)	$(131,100)

Basic and diluted loss per share	$	*	$	*	$	*
Weighted average number of common shares outstanding		68,000,000		58,334,247		50,000,000

* Less than $.01 per share

See Notes to Financial Statements.

INNOCAP, INC.

(a development stage company)

Statements of Cash Flows

	Year Ended January 31, 2006	Year Ended January 31, 2005	Period from January 23, 2004 (inception) to January 31, 2004	Period from January 23, 2004 (inception) to January 31, 2006
OPERATING ACTIVITIES
Net loss	$(21,500)	$(59,600)	$(50,000)	$(131,100)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	1,600	-	1,600
Net change in accrued liabilities	21,500	40,000	-	61,500
Organization expenses settled with shares	-	-	50,000	-

Net Cash Used in Operating Activities	-	(18,000)	-	(18,000)

FINANCING ACTIVITIES
Issuance of shares	-	18,000	-	18,000

CHANGE IN CASH	-	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-	-

CASH AT END OF PERIOD	$-	$-	$-	$-

See Notes To Financial Statements

INNOCAP, INC.

(a development stage company)

Statement of Stockholders’ Deficit

	Common stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount

Inception	-	$ -	$ -	$ -	$ -

Common stock issued for services at $0.001 per share, January 23, 2004	50,000,000	50,000	-	-	50,000
Net loss for the period	-	-	-	(50,000)	(50,000)

Balance, January 31, 2004	50,000,000	50,000	-	(50,000)	-

Issuance of stock options	-	-	1,600	-	1,600

Exercise of stock options	18,000,000	18,000	-	-	18,000

Net loss for the year	-	-	-	(59,600)	(59,600)

Balance, January 31, 2005	68,000,000	68,000	1,600	(109,600)	(40,000)

Net loss for the year	-	-	-	(21,500)	(21,500)

Balance, January 31, 2006	68,000,000	$ 68,000	$ 1,600	$ (131,100)	$ (61,500)

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

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At January 31, 2006 the Company had negative working capital of $61,500, accumulated stockholders’ deficit of $131,100, and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors.  Accordingly, the Company’s board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At January 31, 2006, the Company had no shares of preferred stock designated, issued or outstanding.

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

The Company's pro forma information for the year ended January 31, 2005 is as follows:

	Reported	Pro Forma

Net loss	$(59,600)	$(59,800)
Loss per Share: -Basic and Diluted	$ (0.00)	$ (0.00)

There were no options outstanding at any time during the year ended January 31, 2006.

5.

INCOME TAXES

At January 31, 2006, the Company had net operating loss carryforwards of approximately $131,000 available to reduce future Federal taxable income through 2026, subject to possible limitations due to changes in ownership. At January 31, 2006, a deferred tax asset of approximately $44,000 has been offset by an allowance of $44,000.

As of January 31, 2006, deferred tax assets consisted of the following:

Net operating loss	$ 44,000

Valuation allowance	(44,000)

$ -

For the periods ended January 31, 2006, 2005 and 2004, deferred income taxes consisted of the following:

	2006	2005	2004

Benefit for net operating loss	$ 7,000	$ 20,000	$ 17,000
Valuation allowance	(7,000)	(20,000)	(17,000)

Total	$ ---	$ ---	$ ---

For the periods ended January 31, 2006, 2005 and 2004, the following is a reconciliation of expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

	2006	2005	2004

Expected Federal income tax (benefit)	$ (7,000)	$ (21,000)	$ (17,000)
Change in valuation allowance	7,000	20,000	17,000
	$ ---	$ ---	$ ---

NOTE 6 - QUARTERLY SUMMARY

A summary of the Company’s quarterly information follows:

2006	Quarter
	First	Second	Third	Fourth	Total

Revenues	$ -	$ -	$ -	$ -	$ -

G&A expenses	5,000	1,500	5,000	10,000	21,500

Net Loss	$ (5,000)	$ (1,500)	$ (5,000)	$ (10,000)	$ (21,500)

Loss Per Share	$ *	$ *	$ *	$ *	$ *
*Less than $.01 per share

2005	Quarter
	First	Second	Third	Fourth	Total

Revenues	$ -	$ -	$ -	$ -	$ -

G&A expenses	16,500	10,100	23,000	10,000	59,600

Net Loss	$ (16,500)	$ (10,100)	$ (23,000)	$ (10,000)	$ (59,600)

Loss Per Share	$ *	$ *	$ *	$ *	$ *
*Less than $.01 per share

7.

RELATED PARTY TRANSACTION

The Company is provided office space by an affiliate, owned by   officers of the Company, without cost.