Form 10-Q
period 2006-04-30
INNOCAP INC
filed 2007-02-15
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission F ile N umber : 000-50612

INNOCAP, INC.

(Exact name of registrant as specified in its charter)

Nevada	01–0721929
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

3113 Madison Drive

Atlanta, GA  30346

(Address of principal executive offices) (Zip Code)

770–378–4180

(Registrant’s telephone number , including area code )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☐     Accelerated Filer   ☐     Non-Accelerated Filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

At February 13, 2007 the number of shares of the registrant’s common stock , par value $0.001 per share, outstanding was 68,000,000.

INNOCAP, INC.

PART I – FINANCIAL INFORMATION

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

ITEM 1

FINANCIAL STATEMENTS

INNOCAP, INC

Balance Sheets

	April 30, 2006	January 31, 2006
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued expenses	$67,500	$61,500

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued and outstanding at either date	-	-
Common stock at $0.001 par value; 190,000,000 shares authorized; 68,000,000 shares issued and outstanding in both periods	68,000	68,000
Additional paid-in capital	1,600	1,600
Accumulated deficit	(137,100)	(131,100)
Stockholders’ deficit	(67,500)	(61,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements

INNOCAP, INC.

Statements of Operations

Three Months Ended April 30, 2006 and 2005

(Unaudited)

	2006	2005

Revenue	$-	$-

General and administrative	6,000	5,000

Net loss	$(6,000)	$(5,000)

Basic and diluted loss per share	$(.00)	$(.00)
Weighted average number of common shares outstanding	68,000,000	68,000,000

See accompanying notes to financial statements.

INNOCAP, INC.

Statements of Cash Flows

Three Months Ended April 30, 2006 and 2005

(Unaudited)

	2006	2005
OPERATING ACTIVITIES:
Net Loss	$(6,000)	$(5,000)
Net change in accrued expenses	6,000	5,000
Net Cash Used by Operating Activities	-	-

CASH - BEGINNING OF PERIOD	-	-
CASH - END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

NOTE 1 - - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2006.

NOTE 2 -- ORGANIZATION

Innocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In June 2004, it filed a notice with the Securities and Exchange Commission of its intent to elect in good faith, within 90 days from the date of such filing, to be regulated as a Business Development Company under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act. The Company has not generated any revenues from its planned principal operations and will elect to cease being a Business Development Company by the end of February 2007, at which time it will become a consulting firm.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At April 30, 2006 the Company had negative working capital of $67,500, accumulated deficit of $137,100, and no revenues. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.   The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to cease its efforts to become a Business Development Company and will become a consulting firm by the end of February 2007, at which time it will aggressively seek consulting engagements. If the Company is unable to obtain consulting engagements or financing or if the revenue from the consulting engagements or financing it does obtain are insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Operations

To date, our efforts have been limited primarily to organizational activities, planning to be a Business Development Company and preparation of documents to be filed with the Securities and Exchange Commission.  We have no resources and have realized no revenues to date.  We now believe that we will be unable to raise capital through the sales of shares pursuant to Regulation E of the 1933 Act. We will, therefore, cease our efforts to become a Business Development Company and become a business consulting firm. We will start seeking consulting engagements in February 2007. If we are unable to obtain consulting engagements or financing or if the revenue from the consulting engagements or financing that we do obtain are insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

We cannot offer any assurances that we will be successful in our efforts to become a consulting firm.

Liquidity

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except to meet regulatory requirements.  We believe that the perception that many people have of a public company may make it likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in being able to satisfy obligations through the issuance of restricted shares of our common stock.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

We have not obtained any source of funding. Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Employees

Other than our current sole officer, we do not have any employees, and do not anticipate having any other employees other than administrative personnel in the future.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets and do not have any investments, there is no quantitative information or market risk that has any impact on our present business.

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

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no events that are required to be reported under this Item.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

ITEM 5

OTHER INFORMATION

On January 26, 2007, the Company dismissed Most & Company, LLP (“Mostco”) as the Company’s independent registered public accounting firm, effective immediately.

Mostco’s reports on the Company’s financial statements as of January 31, 2006 and for the years ended January 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles; however, each year-end report contained a modification paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and through January 2 6 , 2007, there were no disagreements with Mostco on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mostco, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

The Company has engaged Li & Company, PC to serve as its independent public accounting firm. Prior to such engagement, the Registrant did not consult such firm on any of the matters referenced in Regulation S-K Item 304(2)(i) or any events as defined in paragraph (A) through (D) of Item 304(2)(ii) of Regulation S-K.

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

By: /s/ B Alva Schoomer

B. Alva Schoomer

President

February 13, 2007