Form 10-Q
period 2006-07-31
INNOCAP INC
filed 2007-02-15
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Yes ☐ No ☒

At February 13 , 2007 the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 68,000,000.

INNOCAP, INC.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	4

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	1 0

ITEM 4	CONTROLS AND PROCEDURES	1 0

PART II - OTHER INFORMATION

ITEM I	LEGAL PROCEEDINGS	1 1

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	1 1

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	1 1

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	1 1

ITEM 5	OTHER INFORMATION	1 1

ITEM 6	EXHIBITS	1 1

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

ITEM 1

FINANCIAL STATEMENTS

INNOCAP, INC

Balance Sheets

		July 31, 2006	January 31, 2006
		(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$		$-

TOTAL ASSETS		$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued expenses		$70,500	$61,500

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued and outstanding at either date		-	-
Common stock at $0.001 par value; 190,000,000 shares authorized; 68,000,000 shares issued and outstanding in both periods		68,000	68,000
Additional paid-in capital		1,600	1,600
Accumulated deficit		(140,100)	(131,100)
Stockholders’ Deficit		(70,500)	(61,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$-	$-

See accompanying notes to financial statements

INNOCAP, INC.

Statements of Operations

Three Months Ended July 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenue	$-	$-

General and administrative	3,000	1,500

Net loss	$(3,000)	$(1,500)

Basic and diluted loss per share	$(.00)	$(.00)
Weighted average number of common shares outstanding	68,000,000	68,000,000

See accompanying notes to financial statements.

INNOCAP, INC.

Statements of Operations

Six Months Ended July 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenue	$-	$-

General and administrative	9,000	6,500

Net loss	$(9,000)	$(6,500)

Basic and diluted loss per share	$(.00)	$(.00)
Weighted average number of common shares outstanding	68,000,000	0,000,000

See accompanying notes to financial statements.

INNOCAP, INC.

Statements of Cash Flows

Six Months Ended July 31, 2006 and 2005

(Unaudited)

	2006	2005
OPERATING ACTIVITIES:
Net Loss	$(9,000)	$(6,500)
Net change in accrued expenses	9,000	6,500
Net Cash Used by Operating Activities	-	-

INCREASE IN CASH	-	-

CASH - BEGINNING OF PERIOD	-	-
CASH - END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six-month period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2006.

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

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At July 31, 2006 the Company had negative working capital of $70,500, accumulated deficit of $140,100, and no revenues. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.   The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

February 13 , 2007