Form 10-Q
period 2006-10-31
INNOCAP INC
filed 2007-02-15
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission File Number: 000-50612

INNOCAP, INC.

(Exact name of registrant as specified in its charter)

Nevada	01–0721929
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

3113 Madison Avenue

Atlanta, GA  30346

(Address of principal executive offices) (Zip Code)

770–378–4180

(Registrant’s telephone number, including area code)

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

Yes ☐   No ☒

At February 13, 2007 the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 68,000,000.

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

ITEM 1

FINANCIAL STATEMENTS

INNOCAP, INC

Balance Sheets

	October 31, 2006	January 31, 2006
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued expenses	$73,500	$61,500

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued and outstanding at either date	-	-
Common stock at $0.001 par value; 190,000,000 shares authorized; 68,000,000 shares issued and outstanding in both periods	68,000	68,000
Additional paid-in capital	1,600	1,600
Accumulated deficit	(143,100)	(131,100)
Stockholders’ Deficit	(73,500)	(61,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements.

INNOCAP, INC.

Statements of Operations

Three Months Ended October 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenue	$-	$-

General and administrative	3,000	5,000

Net loss	$(3,000)	$(5,000)

Basic and diluted loss per share	$(.00)	$(.00)
Weighted average number of common shares outstanding	68,000,000	68,000,000

See accompanying notes to financial statements.

INNOCAP, INC.

Statements of Operations

Nine Months Ended October 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenue	$-	$-

General and administrative	12,000	11,500

Net loss	$(12,000)	$(11,500)

Basic and diluted loss per share	$(.00)	$(.00)
Weighted average number of common shares outstanding	68,000,000	68,000,000

See accompanying notes to financial statements.

INNOCAP, INC.

Statements of Cash Flows

Nine Months Ended October 31, 2006 and 2005

(Unaudited)

	2006	2005
OPERATING ACTIVITIES:
Net Loss	$(12,000)	$(11,500)
Net change in accrued expenses	12,000	11,500
Net Cash Used by Operating Activities	-	-

INCREASE IN CASH EQUIVALENTS	-	-

CASH - BEGINNING OF PERIOD	-	-
CASH - END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month period ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2006.

NOTE 2 -- ORGANIZATION

Innocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In June 2004, it filed a notice with the Securities and Exchange Commission of its intent to elect in good faith, within 90 days from the date of such filing, to be regulated as a Business Development Company under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act. The Company has not generated significant revenues from its planned principal operations and will elect to cease being a Business Development Company by the end of February 2007, at which time it will become a consulting firm.

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

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At October 31, 2006 the Company had negative working capital of $73,500, accumulated deficit of $143,100, and no revenues. Management intends to attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.   The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

February 13, 2007