Form 10-K
period 2007-01-31
INNOCAP INC
filed 2007-09-10
CIK 1281845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 000-50612

INNOCAP, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	01–0721929.
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3113 Madison Drive Atlanta, GA.	30346

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 770-378-4180

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock par value $.001 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐  No  ☒

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

Yes   ☐ No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 21, 2007 is 68,000,000 shares, all of one class, $.001 par value per share.  Of this number, 2,000,000 shares were held by non-affiliates* of the Registrant.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 2,000,000 shares held by non-affiliates, based upon the book value as of January 31, 2007, is $-0-.

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

We have decided to explore taking the steps necessary to cease being a BDC and becoming a consulting firm. It is likely that we will pursue these steps prior to December 31, 2007. If we decide to become a consulting firm, we will outsource much of the work that we obtain to independent firms that are known to us.

At the time that we are preparing this Annual Report, we are still a BDC. The 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of its outstanding voting securities. We have no resources and have realized no revenues to date. The remainder of this Annual Report on Form 10-K is written to describe us as a BDC since we have not taken any specific steps to cease being a BDC.

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

Employees

At July 23, 2007, we had one employee, B. Alva Schoomer, who currently devotes minimal hours per week to us.   Various aspects of due diligence of prospective portfolio companies and monitoring the activities of portfolio companies or any other work that needs to be done will be subcontracted to outside consultants.

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

Item 1A.

RISK FACTORS

We are a development stage company with no resources or source of revenues.

We are a development stage company and have not yet entered into any financing transactions with any portfolio companies.   We have no experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives.   To date, our efforts have been limited primarily to organizational activities and preparation of a registration statement and other regulatory filings.   We have no resources and have realized no revenues to date.   In addition, we will not achieve any revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. Innocap will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of its management, acting under the supervision of Innocap's board of directors.   None of these individuals (currently three persons) has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made.   We cannot assure you that Innocap will attain its investment objective.

Our independent registered auditors included an explanatory paragraph in their report on our fiscal 2007 financial statements that indicated that we are in the development stage and, among other things, have negative working capital of $73,500, an accumulated deficit of $143,100, and no revenues, all of which raises substantial doubt about our ability to continue as a going concern.

Investments in Innocap by new shareholders will be diluted immediately.

The present shareholders of Innocap have acquired an interest in Innocap at a total cost substantially less than the total cost the public investors will likely pay for their shares. Therefore, the public investors will bear most of the risk of loss. As of January 23, 2004 (inception date), Innocap authorized a total of 190,000,000 shares of common stock for issuance and 1,000,000 shares of our preferred stock for issuance. As of July 23, 2007, there were 68,000,000 common shares outstanding, all of which are held by founders and consultants/professionals in consideration for their services in developing our business concept and plan as well as related documents. All shares were considered issued at their fair value.

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

We intend to rais e our initial capital through the sales of shares of our common stock. The offer and sale of the shares will not be registered under the 1933 Act on the grounds that their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act.   Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or free-trading securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance.

We cannot assure you that we will be successful in selling the common shares or, if sold, at what price. We will not be able to commence operations as a BDC or make any investments until and unless we obtain funding.

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

We are totally reliant on management.

We will be wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management, acting under the supervision of Innocap's board of directors.   None of these individuals (currently two persons) has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made.

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

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTY

We currently operate out of office space located at 3113 Madison Drive, Atlanta, GA 30346 which is provided to us by our founder at no cost which serves as our principal address.

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

As of the close of business on July 23, 2007, there were 39 stockholders of record of our common stock, and 68,000,000 shares were issued and outstanding.

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

Item 6.

SELECTED FINANCIAL DATA

	January 31,
	2007	2006
Total liabilities	$73,500	$61,500
Stockholders’ deficit	$(73,500)	$(61,500)

	Year Ended January 31,
	2005	2006	2007
Total expenses	$59,600	$21,500	$12,000
Net loss	$(59,600)	$(21,500)	$(12,000)

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

Operations

We are a development stage company and have not yet entered into any definitive financing transactions with any portfolio companies.  We have no experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives.  To date, our efforts have been limited primarily to organizational activities and preparation of documents to be filed with the SEC.  We have no resources and have realized no revenues to date.  In addition, we will not achieve any revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. Innocap will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of its management, acting under the supervision of Innocap's board of directors.  None of these individuals has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made.  We cannot assure you that Innocap will attain our investment objective.

We will not commence operations as a BDC until and unless we raise capital through the sales of shares pursuant to Regulation E of the 1933 Act. We will not attempt to raise funds through a Regulation E offering unless and until we receive a trading symbol for our securities. We cannot predict the likelihood or timing of getting such a symbol.

 We have decided to explore taking the steps necessary to cease being a BDC and becoming a consulting firm. It is likely that we will pursue these steps prior to December 31, 2007. If we decide to become a consulting firm, we will outsource much of the work that we obtain to independent firms that are known to us.

At the time that we are preparing this Annual Report, we are still a BDC.  The 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of its outstanding voting securities. We have no resources and have realized no revenues to date.

Liquidity

We have not obtained any source of funding. If we remain a BDC, w e intend to rais e our initial capital through the sale of shares of our common stock. The offer and sale of the shares will not be registered under the 1933 Act because their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act.  Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt public offering pursuant to Regulation E, they will be unrestricted or free-trading securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance.

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

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of January 31, 2007, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

Item 8.

FINANCIAL STATEMENTS

Innocap’s financial statements as of January 31, 2007 and the year then ended start on page 3 8 ..

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

a)

On January 26, 2007, Innocap, Inc (“Registrant’) dismissed its independent registered public accounting firm, Most & Company, LLP (“Mostco”)

b)

The reports of Mostco on our financial statements as of and for the year ended January 31, 2006 and 2005 and for the period from January 23, 2004 (Inception) through January 31, 2004 and January 23, 2004 (Inception) through January 31, 2006 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

c)

The decision to change independent registered public accounting firms was approved by the members of our Board of Directors.

d)

During our two most recent fiscal years and the subsequent interim periods through January 26, 2007, there were no disagreements with Mostco on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mostco, would have caused it to make reference thereto in its reports on the financial statements for such years.

e)

We engaged Li & Company, PC as our new independent certified public accounting firm to audit our financial statements effective January 26, 2007. Prior to such engagement, we did not consult such firm on any of the matters referenced in Regulation S-B Item 304(a)(2).

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

Item 9B

 OTHER INFORMATION

No event occurred during the fourth quarter of fiscal 2007 that would have required disclosure in a report on Form 8-K.

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

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Alva Schoomer	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman, President, Secretary, Treasurer	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	200	-0-	-0-	-0-

Note – Mr. Schoomer received and exercised options to purchase 2,000,000 shares at par value.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of July 23, 2007 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned[1]	Percent of Class

B. Alva Schoomer 3113 Madison Drive Atlanta, GA 30346	12,000,000	17.6
Stephen B. Schneer 605 Third Avenue New York, New York 10158	500,000.7
Gary B. Wolff 805 Third Avenue New York, NY10017	12,000,000	17.6
GCND,Inc. PO Box 520 Ridge, NY 11961	31,000,000	45.6
Doyle S. Elliott 501 Manatee Avenue Holmes Beach, FL 34217	10,000,000	14.7
Officers and Directors as a group ( 2 members)	12 ,500,000	18. 4

1 .. Unless otherwise indicated, Innocap believes that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.  K. Ivan F. Gothner has sole voting and investment power with respect to all common shares beneficially owned by GCND, Inc .. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.   Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Li & Company, PC in connection with statutory and regulatory filings. Fees incurred $500 for each quarterly review associated with our Form 10-Q filings and $ 5,000 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2007.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended January 31, 2007.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

32.1

Certification of Chief Financial Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ B. Alva Schoomer

B. ALVA SCHOOMER

Title: President and

Chief Financial Officer

Date:  September 7, 2007

/s/  Stephen B. Schneer

STEPHEN B. SCHNEER

Title: Director

Date: September 7, 2007

INNOCAP, INC.

JANUARY 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Innocap, Inc.

(a development stage company)

Atlanta, GA

We have audited the accompanying balance sheets of Innocap, Inc. (a development stage company) as of January 31, 2007 and 2006 and the related statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended January 31, 2007 and the period from January 23, 2004 (inception) through January 31, 2007 ..  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocap, Inc. as of January 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2007 and the period from January 23, 2004 (inception) through January 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in the development stage and, among other things, has negative working capital of $73,500, an accumulated deficit of $143,100, and no revenues, all of which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

August 17 , 2007
Skillman, New Jersey

INNOCAP, INC

(a development stage company)

Balance Sheets

January 31, 2007 and 2006

	2007	2006

ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$73,500	$61,500

STOCKHOLDERS’ DEFICIT:

Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; authorized:19 0 ,000,000 shares; issued and outstanding: 68,000,000	68,000	68,000
Additional paid-in capital	1,600	1,600
Deficit accumulated during development stage	(143,100)	(131,100)
Total Stockholders’ Deficit	(73,500)	(61,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See a ccompanying notes to the f inancial s tatements

INNOCAP, INC.

(a development stage company)

Statements of Operations

	Year Ended January 31, 2007	Year Ended January 31, 2006	Year Ended January 31, 2005	Period from January 23, 2004 (inception) to January 31, 2007

General and administrative	$12,000	$21,500	$59,600	$143,100

Net loss	$(12,000)	$(21,500)	$(59,600)	$(143,100)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	68,000,000	68,000,000	58,334,247

See accompanying notes to the financial statements

INNOCAP, INC

(a development stage company)

Statement of Stockholders’ Deficit

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance, February 1, 2004	50,000,000	$50,000	$-	$(50,000)	$-

Issuance of stock options	-	-	1,600	-	1,600

Exercise of stock options	18,000,000	18,000	-	-	18,000

Net loss for the year	-	-	-	(59,600)	(59,600)

Balance, January 31, 2005	68,000,000	68,000	1,600	(109,600)	(40,000)

Net loss for the year	-	-	-	(21,500)	(21,500)

Balance, January 31, 2006	68,000,000	68,000	1,600	(131,100)	(61,500)

Net loss for the year	-	-	-	(12,000)	(12,000)

Balance, January 31, 2007	68,000,000	$68,000	$1,600	$(143,100)	$(73,500)

See accompanying notes to the financial statements

INNOCAP, INC.

(a development stage company)

Statements of Cash Flows

	Year Ended January 31, 2007	Year Ended January 31, 2006	Year Ended January 31, 2005	Period from January 23, 2004 (inception) to January 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,000)	$(21,500)	$(59,600)	$(143,100)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	1,600	1,600
Net change in accrued liabilities	12,000	21,500	40,000	73,500

Net Cash Used in Operating Activities	-	-	(18,000)	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	18,000	18,000

NET CHANGE IN CASH	-	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-	-
CASH AT END OF PERIOD	$-	$-	$-	$-

See accompanying notes to the financial statements

Innocap, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2007 and 2006

NOTE 1 - ORGANIZATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Year End

The Company has elected a fiscal year ending on January 31.

b.  Provision for Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes .. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax assets will not be realized.

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

g.  Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2007.

h.  Stock-Based Compensation

Compensation costs for common stock issued for services were based on the fair value method. Fair value was based on the value of the common stock for officers and on the fair value of the services provided by nonemployees.

i.  Impact o f New Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ended January 31, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

The Financial Accounting Standards Board has revised the accounting for stock based payments. SFAS No. 123R will be effective for the fiscal year ending January 31, 2008. The Company has not yet determined what the impact will be, if any, on their financial statements.

Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have had a material effect on the accompanying financial statements.

j.   Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At January 31, 2007 the Company had negative working capital of $73,500, an accumulated deficit of $143,100, and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is considering withdrawing its election as a business development company and converting into a consulting business.

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

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors.  Accordingly, the Company’s board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At January 31, 2007, the Company had no shares of preferred stock designated, issued or outstanding.

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

Prior to January 1, 2006, the Company accounted for its stock based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  In accordance with APB 25, no stock-based compensation cost was reflected in the Company’s prior year net loss for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant.

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

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS 123 and SFAS 148 for the year ended January 31, 2005, the Company’s net loss and net loss per common share would have been reduced to the pro-forma amounts illustrated as follows:

	Reported	Pro Forma

Net loss	$(59,600)	$(59,800)
Loss per Share: - Basic and Diluted	$(0.00)	$(0.00)

There were no options outstanding at any time during the years ended January 31, 2007 and 2006.

NOTE 5 - INCOME TAXES

At January 31, 2007, the Company had net operating loss carryforwards of approximately $143,000 available to reduce future Federal taxable income through 2026, subject to possible limitations due to changes in ownership. At January 31, 2007 and 2006, a deferred tax asset of approximately $46,000 and $44,000, respectively, has been offset by an allowance of $44,000.

For the years ended January 31, 2007, 2006 and 2005, deferred income taxes consisted of the following:

	2006	2005	2004

Benefit for net operating loss	$2,000	$7,000	$20,000
Valuation allowance	(2,000)	(7,000)	(20,000)

Total	$-	$-	$-

NOTE 6 - QUARTERLY SUMMARY

A summary of the Company’s quarterly information follows:

2007		Quarter
		First		Second		Third		Fourth		Total

Revenues		$-		$-		$-		$-		$-

G&A expenses		6,000		3,000		3,000		-		12,000

Net Loss		$(6,000)		$(3,000)		$(3,000)		$-		$(12,000)

Loss Per Share	$	*	$	*	$	*	$	*	$	*
*Less than $.01 per share

2006		Quarter
		First		Second		Third		Fourth		Total

Revenues		$-		$-		$-		$-		$-

G&A expenses		5,000		1,500		5,000		10,000		21,500

Net Loss		$(5,000)		$(1,500)		$(5,000)		$(10,000)		$(21,500)

Loss Per Share	$	*	$	*	$	*	$	*	$	*
*Less than $.01 per share

2005		Quarter
		First		Second		Third		Fourth		Total

Revenues		$-		$-		$-		$-		$-

G&A expenses		16,500		10,100		23,000		10,000		59,600

Net Loss		$(16,500)		$(10,100)		$(23,000)		$(10,000)		$(59,600)

Loss Per Share	$	*	$	*	$	*	$	*	$	*
*Less than $.01 per share

NOTE 7 - RELATED PARTY TRANSACTION S

The Company is provided office space by an affiliate, owned by officers of the Company, without cost.

Accrued expenses of $53,500 and $51,500 at January 31, 2007 and 2006, respectively, were due to professional firms controlled by individuals who are also Company shareholders.