Form 10-Q
period 2007-07-31
INNOCAP INC
filed 2007-09-27
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

ITEM 1

FINANCIAL STATEMENTS

INNOCAP, INC

(a development stage company)

Balance Sheets

(Unaudited)

	July 31, 2007	January 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$76,500	$73,500

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued and outstanding at either date	-	-
Common stock at $0.001 par value; 190,000,000 shares auhorized; 68,000,000 shares issued and outstanding	68,000	68,000
Additional paid-in capital	1,600	1,600
Deficit accumulated during the development stage	(146,100)	(143,100)
Stockholders’ deficit	(76,500)	(73,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Operations

 (Unaudited)

	Three Months Ended July 31,	Three Months Ended July 31,
	2007	2006

General and administrative	$1,500	$3,000

Net loss	$(1,500)	$(3,000)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	68,000,000	68,000,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Operations

 (Unaudited)

			Period from
	Six	Six	January 23, 2004
	Months	Months	(inception)
	Ended July 31,	Ended July 31,	through July 31,
	2007	2006	2007

General and administrative	$3,000	$9,000	$146,100

Net loss	$(3,000)	$(9,000)	$(146,100)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	68,000,000	68,000,000	68,000,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Cash Flows

 (Unaudited)

			Period from
	Six	Six	January 23, 2004
	Months Ended July 31,	Months Ended July 31,	(inception) through July 31,
	2007	2006	2007
OPERATING ACTIVITIES:
Net Loss	$(3,000)	$(9,000)	$(146,100)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	1,600
Net change in accrued liabilities	3,000	9,000	76,500
Net Cash Used by Operating Activities	-	-	(68,000)

FINANCING ACTIVITIES:
Sale of common stock	-	-	68,000

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

NOTE 2--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended July 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2007.

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At April 30, 2007 the Company had negative working capital of $76,500, accumulated deficit of $146,100, and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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