Form 10-Q
period 2007-10-31
INNOCAP INC
filed 2007-11-28
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

At November 27 , 2007 the number of shares of the Registrant’s common stock outstanding was 68,000,000.

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

ITEM 1

FINANCIAL STATEMENTS

INNOCAP, INC

(a development stage company)

Balance Sheets

(Unaudited)

	October 31,	January 31,
	2007	2007
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$81,500	$73,500

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued and outstanding at either date	-	-
Common stock at $0.001 par value; 190,000,000 shares authorized; 68,000,000 shares issued and outstanding	68,000	68,000
Additional paid-in capital	1,600	1,600
Deficit accumulated during the development stage	(151,100)	(143,100)
Stockholders’ deficit	(81,500)	(73,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Operations

 (Unaudited)

	Three Months Ended October 31,	Three Months Ended October 31,
	2007	2006

General and administrative	$5,000	$3,000

Net loss	$(5,000)	$(3,000)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	68,000,000	68,000,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Operations

 (Unaudited)

	Nine Months Ended October 31,	Nine Months Ended October 31,	Period from January 23, 2004 (inception) through October 31,
	2007	2006	2007

General and administrative	$8,000	$12,000	$151,100

Net loss	$(8,000)	$(12,000)	$(151,100)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	68,000,000	68,000,000	68,000,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Cash Flows

 (Unaudited)

	Nine Months Ended October 31,	Nine Months Ended October 31,		Period from January 23, 2004 (inception) through October 31,
	2007	2006		2007
OPERATING ACTIVITIES:
Net Loss	$(8,000)	$(12,000)		$(151,100)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-		1,600
Net change in accrued liabilities	8,000	12,000		81,500
Net Cash Used by Operating Activities	-	-		(68,000)

FINANCING ACTIVITIES:
Sale of common stock	-	-		68,000

INCREASE IN CASH	-	-		-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-	$

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-		$-
Income taxes	$-	$-		$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(A DEVELOPMENT STATE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2007.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At October 31, 2007 the Company had negative working capital of $81,500, accumulated deficit of $151,100, and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 4. – SUBSEQUENT EVENT

On September 4, 2007 the Issuer entered into a non-binding “Summary of Exchange Agreement Terms” (the “Term Sheet”) regarding a certain Buyer’s expressed intent to enter into a form of business combination with the Issuer.  While the Term Sheet is non-binding, the closing of such transaction (which is subject to, among other things, entry into a definitive Agreement and Plan of Reorganization (“Agreement”) and compliance with each of the warranties and representations, as shall be contained therein) would result in a change of (i) control of the Issuer; (ii) change of management; and (iii) entry into an unrelated business . Other proposed terms include: (a) approval of a one for thirteen point six (1:13.6) reverse stock split reducing current outstanding shares from 68,000,000 to 5,000,000; (b) authorization of issuance of 29,000,000 post reverse split shares to Buyer’s stockholders or assigns; and (c) receipt by Issuer of all Buyer outstanding shares.

If and when this occurs and the definitive Agreement is executed the Issuer intends to timely file the necessary Form 8-K detailing the transaction

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

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (the “SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended January 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation  No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Innocap does not expect that this interpretation will have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for Innocap’s financial statements issued in 2008; however, earlier application is encouraged. Innocap is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting pronouncements and regulations as of October 31, 2007 that will become effective in subsequent periods; however, management of Innocap does not believe that any of those pronouncements would have significantly affected Innocap’ financial accounting measurements or disclosures had they been in effect during 2007, and it does not believe that any of those pronouncements will have a significant impact on Innocap’s financial statements at the time they become effective.

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

SUBSEQUENT EVENT

On September 4, 2007 the Issuer entered into a non-binding “Summary of Exchange Agreement Terms” (the “Term Sheet”) regarding a certain Buyer’s expressed intent to enter into a form of business combination with the Issuer.  While the Term Sheet is non-binding, the closing of such transaction (which is subject to, among other things, entry into a definitive Agreement and Plan of Reorganization (“Agreement”) and compliance with each of the warranties and representations, as shall be contained therein) would result in a change of (i) control of the Issuer; (ii) change of management; and (iii) entry into an unrelated business . Other proposed terms include: (a) approval of a one for thirteen point six (1:13.6) reverse stock split reducing current outstanding shares from 68,000,000 to 5,000,000; (b) authorization of issuance of 29,000,000 post reverse split shares to Buyer’s stockholders or assigns; and (c) receipt by Issuer of all Buyer outstanding shares.

If and when this occurs and the definitive Agreement is executed the Issuer intends to timely file the necessary Form 8-K detailing the transaction

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

Defaults upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Securityholders

None

Item 5

Other Information

None

Item 6

Exhibits

None

Exhibit Numbers	Description

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innocap, Inc.

(Registrant)

By:  /s/ B. Alva Schoomer

B. Alva Schoomer

President

November 27, 2007