Form 10-K
period 2008-01-31
INNOCAP INC
filed 2008-08-18
CIK 1281845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

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

Yes ☒  No ☐

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 8, 2008 is 5,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of January 31, 2008, is $-0-.

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

Item 1.

BUSINESS

Innocap, Inc. was incorporated in the State of Nevada on January 23, 2004. On March 1, 2004 we filed a Form 10-SB Registration Statement with the SEC (File No.: 000-50612), and in September 2004, we filed a notice of election to be regulated as a BDC under the Investment Company Act of 1940 (File No.: 814-00671) which made us a closed-end management investment company. Our goal was to provide investors with the opportunity to participate with a modest amount in venture capital investments that are generally not available to the public and that typically require substantially larger financial commitments.

We were unable to raise the capital necessary to commence making investments as a BDC and have not generated any revenue. As a result, we have been a development stage company since inception. To date, all of our efforts have been limited primarily to organizational activities, planning and preparation of documents to be filed with the SEC. All of our expenses incurred since inception relate to fees incurred for these purposes.

In July 2008, we withdrew our election and ceased being a BDC. At that time, we decided to use the business connections of our president and become a consulting business. Our goal is to obtain clients through our president’s business contacts and then use subcontractors and independent contractors to provide strategic business planning and management consulting to these clients that are likely to be small domestic companies and medium sized international companies trying to establish a business presence in the United States.

In July 2008, we effected a 1 to 100 reverse split of shares of our common stock and issued 4,320,000 new shares to settle a substantial portion of our liabilities. All share and per share amounts in this Annual Report give retroactive effect to the reverse split.

Innocap has no financial resources and has not established a source of equity or debt financing.

As part of our plan to augment our financial resources and consider attractive business opportunities, we and our principal stockholders have entered into preliminary discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management.

There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it. The Proposed Transactions, if consummated, would constitute a change in control of the Company. No definitive agreements have been entered into for the purpose of implementing the Proposed Transactions. If the Proposed Transactions are consummated (or if a definitive agreement with respect to the Proposed Transactions is entered into), a Form 8-K describing the Proposed Transactions or agreement, as applicable, will be filed by the Company with the Securities and Exchange Commission.

General

As part of our plan to augment our financial resources and consider attractive business opportunities, we and our principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management.

There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it. The Proposed Transactions, if consummated, would constitute a change in control of the Company. No definitive agreements have been entered into for the purpose of implementing the Proposed Transactions. If the Proposed Transactions are consummated (or if a definitive agreement with respect to the Proposed Transactions is entered into), a Form 8-K describing the Proposed Transactions or agreement, as applicable, will be filed by the Company with the Securities and Exchange Commission.

Planned Operations

We plan on offering consulting services to:

•

Technology, service and manufacturing companies,

•

Business development companies, and

•

Financial services companies and others considering investments in technology companies.

We will not assist clients in raising or soliciting capital or conducting any negotiations with potential funding sources for financing, but will be available in our role as a consulting firm, to discuss structuring concepts to the extent permitted, so long as same does not involve activities whereby we would be required to register with the Commission as a broker/dealer.  Accordingly, we will not effect any transaction in, or induce, or attempt to induce the purchase or sale of any securities (unless otherwise exempt under the ’34 Exchange Act) for the account of others.  We will not engage in the business of buying and selling securities for our own account through a broker or otherwise.  Additionally, we do not intend to raise or find capital for issuers of securities.

Strategy

We will use our president’s contact base to identify clients. Our president, who is currently our sole employee, has more than 30 years of experience in senior positions involved with providing solutions or guidance to technology and manufacturing issues. Throughout his career, he has specialized in applying scientific and analytic techniques to help business enterprises increase their profitability and value. Much of his work has been to define, or redefine, how a business is structured, and often to design, integrate and install automated systems that increase the value of a business by producing substantial increases in productivity. In many cases, achieving targeted goals required major financial, organizational and cultural changes within the client organization.  This experience has provided him with a wide range of contacts in the investment banking, science and technology communities. We will approach these contacts in order to obtain potential client referrals. Our method of contact will be in person, by telephone and through mailings. Our approach will be:

Technology and manufacturing companies

We intend to advise principals and management concerning the utility of existing or planned technology and products and assist them in devising effective and efficient manufacturing and distribution models. We will also be available to assist companies in making decisions about research and development alternatives.

We will work with and engage independent consultants to:

•

Prepare or assist in the preparation of business plans; and

•

Assess technology and markets.

Initially, the independent consultants will be individuals or groups with whom our president is familiar or with whom our president knows or has undertaken projects in the past. If we obtain significant numbers of engagements, we anticipate increasing our base of consultants. The purpose of using outside consultants is to have access to skilled professionals on an “as needed” basis without incurring fixed costs. As part of our services, we will also provide clients with advice on making their business more interesting or attractive to investors. Our target market will be small and medium sized companies that have limited resources and need to decide how to allocate those resources among potential projects. We will also work with companies that need to become more efficient by introducing automated manufacturing processes.

Business Development Companies/Venture Capital Firms

We will market our services to business development companies/venture capital firms to perform due diligence and management services in connection with potential and actual portfolio companies. These services will include assessing the technologies of the target companies as well as assisting in establishing managerial and control systems.

Financial firms

We will market our services to financial firms primarily by being available to assist those firms in planning or performing due diligence procedures. Many potential investors, venture capital organizations and others consider investment opportunities in areas where they lack the technical knowledge to assess or even understand the underlying technology of the proposed investee. We will assist those companies to develop a cost effective program to verify, confirm, assess and evaluate the technology or business of prospective acquirees, investees or undertakings.

We plan to operate domestically and will market our services through other professional service firms, principally local and regional accounting, consulting and law firms. We anticipate working with young private companies, as well as small public companies, that lack the resources to obtain services from older more established firms and which have little or no access to venture capital. We will attempt to negotiate fixed minimum fees for engagements as well as non-contingent hourly fees for services rendered, but will not undertake engagements whereby the fee is based upon contingencies (such as closings). We anticipate that our typical engagements with technology or manufacturing companies may be for terms of six to eighteen months and will seek renewals wherever possible.  Due diligence engagements will probably be for terms of a month or less. However, engagements with business development companies may be for longer periods of time and entail due diligence projects involving more than one entity.

No assurances can be given that our competitive strategy will be successful.

Competition

Competition in our industry is intense and most, if not substantially, all of our competitors have greater financial and other resources than do we.  Competition will come from a wide variety of consulting and accounting firms, investment banks and some law firms. Most of these firms have more employees, finances and other resources and greater name recognition than we currently have or will have in the foreseeable future.

We intend to compete based on the business contacts, reputation and contacts of our president.

No assurances can be given that our competitive strategy will be successful.

Intellectual Property

We have no patents or trademarks.

Employees

As of August 8, 2008, we had one employee, Dr. B. Alva Schoomer, who is currently available to on a part-time basis. Our president oversees all responsibilities in the areas of corporate administration. We do not have any other employees at this time. We plan on using subcontractors and independent consultants to work with us on all engagements that we obtain.

Item 1A.

RISK FACTORS

Innocap has a very limited operating history and anticipates losses.

Innocap was formed in 2004 as a BDC. It became a consulting firm in July 2008. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Innocap’s future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

•

competition from entities that are much more established and have greater financial and technical resources than do we;

•

need to develop corporate infrastructure;

•

ability to access and obtain capital when required; and

•

dependence upon key personnel.

Innocap cannot be certain that our business strategy will be successful or that we will ever be able to sustain revenue generating and profitable activities. Furthermore, Innocap believes that it is probable that we will incur operating losses and negative cash flow for the foreseeable future.

Innocap has no financial resources, and our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Innocap has very limited financial resources and an accumulated deficit of $159,100 at April 30, 2008. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2008 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

Innocap is and will continue to be completely dependent on the services of our president, B. Alva Schoomer, the loss of whose services would likely cause our business operations to cease.

Innocap’s current business strategy is completely dependent upon the knowledge, reputation and business contacts of Dr. B. Alva Schoomer, our president. If we were to lose the services of Dr. Schoomer, it is unlikely that we would be able to continue conducting our business plan even if some financing is obtained.

Our chief executive officer, Dr. Schoomer, is principally responsible for the execution of our business. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired qualified additional personnel, our operations are likely to fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this Annual Report. We will fail without Mr. Schoomer or an appropriate replacement(s).

We will rely on independent consultants to provide referrals of clients. Without these referrals we will not obtain any international engagements.

We rely on independent consultants who are business associates of our president to provide referrals of clients. We also rely on independent consultants to assist us in most aspects of engagements. Without these referrals and assisting efforts we will not obtain or complete any engagements. No independent contractor has any contractual obligation to refer or include us in any engagement. We have never offered or paid a fee for referrals although we may consider doing so in the future. No assurances can be given that we will obtain any referrals. If we do not receive referrals, we may be unable to continue in business as envisioned.

Because our president has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Dr. Schoomer, our president and CEO, will devote up to 10 to 15 hours per week to our business affairs. We do not have an employment agreement with Dr. Schoomer, nor do we maintain key life insurance for him. Currently, we do not have any full time employees.  If the demands of our business require the full business time of our management, it is possible that he may not be able to devote sufficient time to the management of our business, as and when needed.  If our management is unable to devote a sufficient amount of time to manage our operations, our business will fail.

We will be substantially dependent on independent third parties to complete engagements. If those services are interrupted or become more costly, we will experience a material adverse effect on our business, financial condition, and operating results.

Because we will be substantially dependent on third party independent contractors to perform our engagements, we face serious losses if any of these services are interrupted or become more costly. The subcontractors that we will use are not under ongoing contracts or agreements with us and may not be available when needed or may not be available at a price that will enable us to make a profit on an engagement. We do not have the resources to perform engagements without the extensive use of outside contractors.

We may face damage to our professional reputation or legal liability if our future clients are not satisfied with our services. In either case, it is unlikely that we will be able to obtain future engagements. If we are unable to obtain engagements, investors are likely to lose their entire investment.

As a consulting service firm, we will depend to a large extent on referrals and will attempt to establish a reputation for high caliber professional services and integrity to attract and retain clients. As a result, if a client is not satisfied with our services or products, such lack of satisfaction may be more damaging to our business than it may be to other businesses. Moreover, if we fail to meet our obligations, we could be subject to legal liability or loss of client relationships. Our engagements will typically include provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. Accordingly, no assurances can be given that we will retain clients in the foreseeable future.

Our future engagements with clients may not be profitable. If we are unable to generate positive cash flow from our engagements, we will be unable to satisfy our obligations on a timely basis. If that happens, investors are likely to lose their entire investment.

When making proposals for engagements, we will estimate the costs and timing for completing the engagements. These estimates will be intended to reflect our best judgment as to the amount of time that will be required to complete an engagement. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these engagements less profitable or unprofitable, which would have an adverse effect on our profit margin.

In addition, as consultants, a client will typically retain us on an engagement–by–engagement basis, rather than under long–term contracts, and such contracts and engagements may be terminated by the client with short notice and generally without significant penalty. Furthermore, because large client engagements may involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client or the economy generally. When contracts are terminated, we will lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.

There are significant potential conflicts of interest. Our president devotes only a portion of his time to us and may have conflicts of interest in allocating management time among his various business activities. In the course of other business activities, he may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which he is affiliated or knows.  As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our president, Dr. B. Alva Schoomer, deals with numerous other businessmen and professionals from whom he becomes aware of other business opportunities. In an effort to resolve potential conflicts of interest, we have entered into a written agreement with Dr. Schoomer containing the following provisions:

•

any business opportunities that he may become aware of independently or directly through his association with us would be presented by him solely to us;

•

any business opportunities disclosed to him by the management of other entities would not be presented by him to us if so requested by them;

•

any business opportunities disclosed to him by us would not be presented by him to any other entity, unless and until we passed upon same; and

•

in the event that the same business opportunity is presented to him by both us and any other business entity, he shall only render his services to the business entity that first disclosed such business opportunity to him.

Our success will depend on our ability to establish and maintain our professional reputation and name. If we are unable to do so, our business would be significantly and negatively impacted.

We will depend on our overall reputation and name recognition to secure new engagements. We expect to obtain engagements from referrals. A client who is dissatisfied with our work can adversely affect our ability to secure new engagements. If any factor hurts our reputation, including poor performance, we may experience difficulties in competing successfully for new engagements. Failure to maintain our professional reputation and brand name could seriously harm our business, financial condition and results of operations.

We currently are capable of completing a limited number of engagements in a year. Our revenues and operating results will fluctuate significantly from quarter to quarter, which may cause our stock price, if one exists, to decline.

Our current limited sources of resources permit us to perform a limited number of engagements in any one financial reporting period. Performance of a small number of engagements in any one financial reporting quarter compared with the number of engagements performed in other surrounding periods will have a significant percentage impact on that quarter compared to the other quarters. As a result of these and other factors, we believe that period-to-period comparisons of our operating results will not be meaningful in the short term and that you should not rely upon our performance in a particular period as an indication of our performance in any future period.

Dr. B. Alva Schoomer, our Chief Executive Officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Dr. B. Alva Schoomer, our chief executive officer, has no meaningful financial reporting education or experience. He is heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 which requires us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending January 31, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended January 31, 2010. Furthermore, in the following fiscal year, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting. We have not yet commenced our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We currently have only one employee which is not a sufficient number of employees to segregate responsibilities. We may be unable to afford the cost of increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Having only two directors, one of whom is also our president, limits our ability to establish effective independent corporate governance procedures and increases the control of our president/director.

We have only two directors, one of whom is also an executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. We are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Because we have nominal operations and no revenue, we are considered a "shell company" and are subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Our balance sheet has no assets, and we have not generated any operating revenue while we have been in the development phase.  Therefore, we are a shell company.  The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans.  However, the new rules do not prevent us from registering securities pursuant to registration statements.  Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company.  We must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company.  In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company.  To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.  The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations with subcontractors and others. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. We have authorized 99,000,000 shares of common stock, and as of August 8, 2008, 94,000,000 shares remain unissued. In addition, if a trading market ever develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Innocap because the shares may be issued to parties or entities committed to supporting existing management.

If we issue shares of preferred stock with superior rights than our outstanding common stock, it could result in the decrease the value of our common stock and delay or prevent a change in control of us.

Our board of directors is authorized to issue 1,000,000 shares of preferred stock and have the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. Holders of preferred stock may have the right to receive dividends and certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability. These provisions may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefor, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no public market of any kind for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading, and even if quoted, it is likely to be subject to significant price fluctuations.

There is no trading market of any kind for our common stock, and there is currently no established public market whatsoever for our securities. We may contact an authorized OTC Bulletin Board market maker to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement filed on August __, 2008. There are no assurances that the application will be accepted by FINRA nor can we estimate as to the time period that the application process will require. We are not permitted to file such application on our own behalf. However, our shares may never be traded on the bulletin board, or, if traded, a public market may not materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

If an application is accepted by FINRA, there can be no assurances as to whether:

(i)

any market for our shares will develop;

(ii)

 the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities.  Purchasers of our securities should be aware that any market that develops in our stock will be subject to the “penny stock” restrictions.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

 Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, if they trade at all, will be subject to such penny stock rules for the foreseeable future, and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

If our common stock is quoted on the OTCBB and a public market for our common stock develops, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on over-the-counter bulletin board or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell shares.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

The ability of our president and majority shareholders to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president and four other principal shareholders beneficially own 92.65% of our outstanding common stock. Because of this level of beneficial stock ownership, our president and four other principal shareholders will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president and four other principal shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president and three other principal shareholders. This level of control may also have an adverse impact on the market value of our shares because our president and three other principal stockholders may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon any future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our director is not an independent director, we do not currently have independent audit or compensation committees. As a result, our director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

If our shares are quoted on the OTCBB, we will be required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

In the event that our shares are quoted on the OTCBB, we will be required to remain current in our filings with the SEC in order for shares of our common stock to remain eligible for quotation on the OTCBB. In the event that we become delinquent in our required quarterly and annual filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are currently required to file periodic reports with the SEC (by virtue of having filed a Form 10 Registration Statement with the SEC on March 1, 2004) which are available to the public on the SEC’s website for inspection and copying. These reporting obligations may, in our discretion, be automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders, and we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted.

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

As of the close of business on August 8, 2008, there were 40 stockholders of record of our common stock, and 5,000,000 shares were issued and outstanding.

The foregoing issuances of 5,000,000 shares include:

•

500,000 founder shares that were effectuated in reliance upon exemption from registration provided by Section 4(2) under the Securities Act of 1933 as amended; and

•

180,000 shares issued from our 2004 Non-Statutory Stock Option Plan (as approved by our Board of Directors on January 27, 2004) and in accordance with our Form S-8 Registration Statement as filed with the SEC on June 18, 2004 (SEC File No.: 000-50612).

In July 2008 we effected a 1 to 100 reverse split of shares of our common stock and issued 4,320,000 new shares in reliance upon exemption from registration provided by Section 4(2) under the Securities Act of 1933 as amended to settle a substantial portion of our liabilities. All share and per share amounts in the Annual Report give retroactive effect to the reverse split.

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

Item 6.

SELECTED FINANCIAL DATA

	January 31,
	2008	2007
Total liabilities	$88,000	$73,500
Stockholders’ deficit	$(88,000)	$(73,500)

	Fiscal Year Ended January 31,
	2006	2007	2008
Total expenses	$21,500	$12,000	$14,500
Net loss	$(21,500)	$(12,000)	$(14,500)

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

Operations

We were incorporated in Nevada on January 23, 2004. In September 2004, we filed a notice of election to be regulated as a BDC under the Investment Company Act of 1940 which made us a closed-end management investment company. Our goal was to provide investors with the opportunity to participate with a modest amount in venture capital investments that are generally not available to the public and that typically require substantially larger financial commitments.

We were unable to raise the capital necessary to commence making investments as a BDC and have not generated any revenue. As a result, we have been a development stage company since inception.  To date, all of our efforts have been limited primarily to organizational activities, planning and preparation of documents to be filed with the SEC.  All of our expenses incurred since inception relate to fees incurred for these purposes.

In July 2008 we withdrew our election and ceased being a BDC. At that time, we decided to use the business connections of our president and become a consulting business. Our goal is to obtain clients through our president’s business contacts and then use subcontractors and independent contractors to provide strategic business planning and management consulting to these clients that are likely to be small domestic companies and medium sized international companies trying to establish a business presence in the United States.

As part of our plan to augment our financial resources and consider attractive business opportunities, we and our principal stockholders have entered into preliminary discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management.

There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it. The Proposed Transactions, if consummated, would constitute a change in control of the Company. No definitive agreements have been entered into for the purpose of implementing the Proposed Transactions. If the Proposed Transactions are consummated (or if a definitive agreement with respect to the Proposed Transactions is entered into), a Form 8-K describing the Proposed Transactions or agreement, as applicable, will be filed by the Company with the Securities and Exchange Commission.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

Innocap does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need significant funding to cover current operations because we do not have a capital intensive business plan and also will use independent contractors to assist in projects. We will use funding, if obtained, to cover costs of being a public company, the salary of our president and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with Dr. Schoomer. To the extent possible, we will issue shares of our common stock to cover costs which arise in the normal course of business.

We may seek private capital following the effectiveness of this registration statement. Such funding, which we anticipate would not exceed $100,000, will, if obtained, be used to pay salaries and for the production of marketing materials. However, we will conduct operations and seek client engagements even if no funding is obtained. The private capital will be sought from former business associates of our president or private investors referred to us by those associates. If a market for our shares ever develops, of which there can be no assurances and which is unlikely in the foreseeable future, we will use shares to compensate employees/consultants wherever possible.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

We are currently subject to the reporting requirements of the Exchange Act of 1934 and will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs may range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensating independent contractors who provide services for us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

To meet commitments that become due more than 12 months in the future, we will have to obtain engagements in sufficient number and at sufficient levels of profitability. There does not currently appear to be any other viable source of long-term financing except that management may consider various sources of debt and/or equity financing if the same financing can be obtained on terms deemed reasonable to management.

In July 2008 we elected to cease being a BDC and to become a consulting company. At that time, we affected a 1 to 100 reverse split of shares of our common stock and issued 4,320,000 new shares to settle a substantial portion of our outstanding liabilities.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8934. Commencing with our annual report for the fiscal year ended January 31, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF Issue No. 07-3”), which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements..

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We do not yet have a basis to determine whether our business will be seasonal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets, there is no quantitative information, as of January 31, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

Item 8.

FINANCIAL STATEMENTS

Innocap’s financial statements as of January 31, 2008 and the year then ended start on page 36.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 9A.

CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B

 OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended January 31, 2008 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors are as follows:

Name	Age	Title
B. Alva Schoomer	73	Chairman, President and CFO
Stephen B. Schneer	76	Director

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

Stephen B. Schneer – is an attorney who practices law in New York City. He holds a BA from Washington & Jefferson and a JD from Columbia University. He is also president of Develocap, Inc., a company based in New York and engaged in business similar to the Company.

Board of Directors

The OTCBB on which we plan and hope to have our shares of common stock quoted at so point in the future does not have any director independence requirements.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended January 31, 2008, 2007 and 2006. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Alva Schoomer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman, President,	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary, Treasurer	2006	-0-	-0-	-0-	200	-0-	-0-	-0-

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of August 8, 2008 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned 1	Percent of Class
B. Alva Schoomer 3113 Madison Drive Atlanta, GA 30346	120,000	2.40%
Stephen B. Schneer 488 Madson Avenue, Suite 1100 New York, NY 10022	5,000	0.10%
Gary B. Wolff 488 Madison Avenue, Suite 1100 New York, NY 10017	1,120,000	22.40%
GCND, Inc. PO Box 540 Ridge, NY 11961	1,692,600	33.85%
S. Craig Barton 488 Madson Avenue, Suite 1100 New York, NY 10022	1,100,100	22.00%
Keith Barton 488 Madson Avenue, Suite 1100 New York, NY 10022	720,000	14.40%
Officers and Directors as a group ( 2 member)	125,000	2.50%

1.

Unless otherwise indicated, Innocap believes that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.  K. Ivan F. Gothner has sole voting and investment power with respect to all common shares beneficially owned by GCND, Inc. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.   Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

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

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently operate out of office space located at 3113 Madison Drive, Atlanta, GA 30346 which is provided to us by our president at no cost which serves as our principal address.

In July 2008 we issued an aggregate 4,320,000 shares of our common stock to Gary B. Wolff, GCND, Inc., Keith Barton and S. Craig Barton in full satisfaction of approximately $100,000 in amounts due to them for services performed.  Such shares were issued as follows:

Name	Number of Shares
S. Craig Barton	1,100,000
Gary B. Wolff	1,000,000
GCND, Inc.	1,500,000
Keith Barton	720,000

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Li & Company, PC in connection with statutory and regulatory filings. Fees incurred are $500 for each quarterly review associated with our Form 10-Q filings and $5,000 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2008 and 2007.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended January 31, 2008.

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

Date:  August 15, 2008

FINANCIAL STATEMENTS

January 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Innocap, Inc.

Atlanta, Georgia

We have audited the accompanying balance sheets of Innocap, Inc. (a development stage company) as of January 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for each of the three fiscal years in the period ended January 31, 2008 and the period from January 23, 2004 (inception) through January 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocap, Inc. as of January 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2008 and the period from January 23, 2004 (inception) through January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in the development stage and, among other things, has negative working capital of $88,000, an accumulated deficit of $157,600, and no revenues, all of which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

June 25, 2008
(July 1, 2008 as to Note 8)

INNOCAP, INC

(a development stage company)

Balance Sheets

January 31, 2008 and 2007

	2008	2007
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$88,000	$73,500

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.001 par value; authorized: 190,000,000 shares; 680,000 issued and outstanding	680	680
Additional paid-in capital	68,920	68,920
Deficit accumulated during the development stage	(157,600)	(143,100)
Total Stockholders’ Deficit	(88,000)	(73,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements

INNOCAP, INC.

(a development stage company)

Statements of Operations

	Fiscal Year Ended January 31, 2008	Fiscal Year Ended January 31, 2007	Fiscal Year Ended January 31, 2006	Period from January 23, 2004 (inception) through January 31, 2008

General and administrative	$14,500	$12,000	$21,500	$157,600

Net loss	$(14,500)	$(12,000)	$(21,500)	$(157,600)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	680,000	680,000	680,000

See accompanying notes to the financial statements

INNOCAP, INC

(a development stage company)

Statement of Stockholders’ Deficit

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, February 1, 2005	680,000	$680	$68,920	$(109,600)	$(40,000)

Net loss for the year				(21,500)	(21,500)

Balance, January 31, 2006	680,000	680	68,920	(131,100)	(61,500)

Net loss for the year				(12,000)	(12,000)

Balance, January 31, 2007	680,000	680	68,920	(143,100)	(73,500)

Net loss for the year	-	-	-	(14,500)	(14,500)

Balance, January 31, 2008	680,000	$680	$68,920	$(157,600)	$(88,000)

See accompanying notes to the financial statements

INNOCAP, INC.

(a development stage company)

Statements of Cash Flows

	Fiscal Year Ended January 31, 2008	Fiscal Year Ended January 31, 2007	Fiscal Year Ended January 31, 2006	Period from January 23, 2004 (inception) through January 31, 2008
OPERATING ACTIVITIES
Net loss	$(14,500)	$(12,000)	$(21,500)	$(157,600)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation		-	-	51,600
Net change in accrued liabilities	14,500	12,000	21,500	88,000

Net Cash Used in Operating Activities	-	-	-	(18,000)

FINANCING ACTIVITIES
Sale of common stock	-	-	-	18,000

NET CHANGE IN CASH	-	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-	-
CASH AT END OF PERIOD	$-	$-	$-	$-

See accompanying notes to the financial statements

Innocap, Inc.

(a development stage company)

January 31, 2008 and 2007

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Innocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. It has filed a notice with the United States Securities and Exchange Commission of its intent to elect in good faith to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended, and be subject to Sections 54 through 65 of said Act. The Company has not generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”). The Company is still devoting substantially all of its efforts on establishing its business, and revenue producing operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

d.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

If the Company is successful in raising funds and becoming a Business Development Company, its principal estimates will involve the determination of the value of its portfolio companies.

e.  Valuation of Securities

The net asset value per share of outstanding shares of common stock will be determined quarterly, as soon as practicable after, and as of the end of, each calendar quarter, by dividing the value of total assets minus total liabilities by the number of shares outstanding at the date as of which such determination is made.

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

g.  Net Loss Per Common Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share.   Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of January 31, 2008, 2007 or 2006.

h.  Stock-Based Compensation

Compensation costs for common stock issued for services were based on the fair value method. Fair value was based on the value of the common stock for officers and on the fair value of the services provided for nonemployees.

i.  Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) ”), as amended by SEC Release No. 33-8934. Commencing with the Company’s Annual Report for the fiscal year ending January 31, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF Issue No. 07-3”), which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160, No-ncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have had a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At January 31, 2008 the Company had negative working capital of $88,000, an accumulated deficit of $157,600, with no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

As part of their plan to augment the Company’s financial resources and consider attractive business opportunities, the Company and its principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management.

The Company will withdraw its election as a business development company and convert into a consulting business, seeking business through the contacts of its President.

NOTE 4 - STOCKHOLDERS’ DEFICIT

On January 23, 2004, the Board of Directors issued 500,000 shares of common stock for $50,000 in services to the founding shareholders of the Company.

Management issued options to purchase 180,000 shares of the Company’s common stock covered by the Plan (see below) to certain current members of its management team, as well as other persons whom it considers to be important to its current and proposed business activities, with all options exercisable at $.001 per share for a period of five years from date of issuance. Of the total options issued, 20,000 were issued to employees and 160,000 were issued to non-employees. The 160,000 options issued to non-employees were valued at their date of grant using the Black-Scholes option pricing model (see below) and resulted in a charge to general and administrative expenses of $1,600. All options issued were exercised in August 2004.

The Company has 2,000,000 shares remaining of common stock reserved for issuance under this Stock Option Plan.

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

Stock Option Plan

Pursuant to a January 27, 2004 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2004 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 20,000,000 shares of its common stock, 18,000,000 pre-split shares were issued and exercised in August, 2004. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries with additional incentives by increasing their ownership interest in the Company.  Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.

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

There were no options outstanding at any time during the years ended January 31, 200 or 2007.

NOTE 5 - INCOME TAXES

At January 31, 2008, the Company had net operating loss carryforwards of approximately $157,600 available to reduce future Federal taxable income through 2028, subject to possible limitations due to changes in ownership. At January 31, 2008 and 2007, a deferred tax asset of approximately $48,000 and $46,000, respectively, has been offset by a full valuation allowance.

For the years ended January 31, 2008, 2007 and 2006, deferred income taxes consisted of the following:

		2008		2007		2006

Benefit for net operating loss		$2,175		$2,000		$7,000
Valuation allowance		(2,175)		(2,000)		(7,000)

Total	$	---	$	---	$	---

NOTE 6 - QUARTERLY SUMMARY

A summary of the Company’s quarterly information follows:

2008	Quarter
	First	Second	Third	Fourth	Total

Revenues	$-	$-	$-	$-	$-

G&A expenses	1,500	1,500	5,000	6,500	14,500

Net Loss	$(1,500)	$(1,500)	$(5,000)	$(6,500)	$(14,500)

Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

2007	Quarter
	First	Second	Third	Fourth	Total

Revenues	$-	$-	$-	$-	$-

G&A expenses	6,000	3,000	3,000	-	12,000

Net Loss	$(6,000)	$(3,000)	$(3,000)	$-	$(12,000)

Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

2006	Quarter
	First	Second	Third	Fourth	Total

Revenues	$-	$-	$-	$-	$-

G&A expenses	5,000	1,500	5,000	10,000	21,500

Net Loss	$(5,000)	$(1,500)	$(5,000)	$(10,000)	$(21,500)

Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.03)

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company is provided office space by an affiliate, owned by   officers of the Company, without cost.

Accrued expenses of $60,500 and $53,500 at January 31, 2008 and 2007, respectively, were due to professional firms controlled by individuals who are also Company shareholders.

NOTE 8 -  SUBSEQUENT EVENTS

In July 2008 the Company withdrew its election and ceased being a BDC. At that time, it decided to use the business connections of its president and become a consulting business. Its goal is to use subcontractors and independent contractors to provide strategic business planning and management consulting to small domestic companies and to assist medium sized international companies to establish a business presence in the United States.

In July 2008 the Company effected a 1 to 100 reverse split of shares of its common stock and issued 4,320,000 new shares to settle liabilities of $100,000. All share and per share amounts in the accompanying financial statements give retroactive effect to the reverse split.