Form 10-Q
period 2008-04-30
INNOCAP INC
filed 2008-08-18
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

770–378–4180

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer ☐      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

At August 8, 2008 the number of shares of the Registrant’s common stock outstanding was 5,000,000.

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

ITEM 1

FINANCIAL STATEMENTS

April 30, 2008 and 2007

INNOCAP, INC

(a development stage company)

Balance Sheets

	April 30, 2008	January 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$89,500	$88,000

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued and outstanding at either date	-	-
Common stock at $0.001 par value; 190,000,000 shares authorized; 680,000 shares issued and outstanding	680	680
Additional paid-in capital	68,920	68,920
Deficit accumulated during the development stage	(159,100)	(157,600)
Total Stockholders’ deficit	(89,500)	(88,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Operations

 (Unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,	Period from January 23, 2004 (inception) through April 30,
	2008	2007	2008

General and administrative	$1,500	$1,500	$159,100

Net loss	$(1,500)	$(1,500)	$(159,100)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	680,000	680,000

See accompanying notes to the financial statements.

INNOCAP, INC

(a development stage company)

Statement of Stockholders’ Deficit

For the Period From January 23, 2004 ( inception) through April 30, 2008

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance, February 1, 2005	680,000	$680	$68,920	$(109,600)	$(40,000)

Net loss for the year				(21,500)	(21,500)

Balance, January 31, 2006	680,000	680	68,920	(131,100)	(61,500)

Net loss for the year				(12,000)	(12,000)

Balance, January 31, 2007	680,000	680	68,920	(143,100)	(73,500)

Net loss for the year	-	-	-	(14,500)	(14,500)

Balance, January 31, 2008	680,000	680	68,920	(157,600)	(88,000)

Net loss	-	-	-	(1,500)	(1,500)

Balance, April 30, 2008	680,000	$680	$68,920	$(159,100)	$(89,500)

See accompanying notes to the financial statements

INNOCAP, INC.

(a development stage company)

Statements of Cash Flows

 (Unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,	Period from January 23, 2004 (inception) through April 30,
	2008	2007	2008
OPERATING ACTIVITIES:
Net Loss	$(1,500)	$(1,500)	$(159,100)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	51,600
Net change in accrued liabilities	1,500	1,500	89,500
Net Cash Used by Operating Activities	-	-	(18,000)

FINANCING ACTIVITIES:
Sale of common stock	-	-	18,000

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements

INNOCAP, INC.

(A DEVELOPMENT STATE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2008 and 2007

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2008.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At April 30, 2008 the Company had negative working capital of $89,500, an accumulated deficit of $159,100, with no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

As part of their plan to augment the Company’s financial resources and consider attractive business opportunities, the Company and its principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. The discussions are in a preliminary phase. No assurances can be given about the likelihood of a Closing taking place.

NOTE 4 – SUBSEQUENT EVENTS

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

The following discussion and analysis provides information which management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8934. Commencing with our annual report for the fiscal year ending January 31, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets, there is no quantitative information, as of April 30, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of April 30, 2008. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in Internal Controls.

During the quarter ended April 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

By: B. lva Schoomer

President

August 15, 2008