Form 10-Q
period 2009-04-30
INNOCAP INC
filed 2011-06-29
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number 333-153035 Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

INNOCAP, INC.

(Exact name of registrant as specified in its charter)

Nevada	01–0721929
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

120 E Austin Street, Suite 202

PO Box 489

Jefferson, Texas 75657-0489

(Address of principal executive offices)

903-665-7334

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes      . No  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

At June 27, 2011 the number of shares of the Registrant’s common stock outstanding was 97,000,000, all of one class, $.001 par value per share.

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

ITEM 1

FINANCIAL STATEMENTS

INNOCAP, INC

(A development stage company)

Balance Sheets

(Unaudited)

	April 30, 2009	January 31, 2009

ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$21,250	$20,250

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.001 par value; 190,000,000 shares authorized; 95,000,000shares issued and outstanding	95,000	95,000
Additional paid-in capital	74,600	74,600
Deficit accumulated during the development stage	(190,850)	(189,850)
Total stockholders’ deficit	(21,250)	(20,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,	For the Three Months Ended April 30,	For the Period from January 23, 2004 (inception) through April 30,
	2009	2008	2009

General and administrative	$1,000	$1,500	$190,850

Net loss	$(1,000)	$(1,500)	$(190,850)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	95,000,000	12,920,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30,	For the Three Months Ended April 30,	For the Period from January 23, 2004 (inception) through April 30,
	2009	2008	2009
OPERATING ACTIVITIES:
Net Loss	$(1,000)	$(1,500)	$(190,850)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	51,600
Net change in accrued liabilities	1,000	1,500	121,250
Net Cash Used by Operating Activities	-	-	(18,000)

FINANCING ACTIVITIES:
Sale of common stock	-	-	18,000

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Stock issued to pay accrued expenses	$-	$-	$100,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A DEVELOPMENT STATE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2009 AND 2008

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

In July 2008 the Company completed a 1 to 100 reverse split of shares of its common stock and issued 82,08 0,000 new shares (giving retroactive impact to the 19 for 1 forward split declared in May 2011) to settle liabilities of $100,000. All share and per share amounts in the accompanying financial statements give retroactive effect to the reverse split. In July 2008 the Company withdrew its election and ceased being a BDC. At that time, it decided to use the business connections of its president and become a consulting business.

In May 2011 the Company declared a 19 for 1 forward stock split. All share and per share amounts in these financial statements give retroactive effect to this forward split.

In May 2011:

•

The Company’s principal shareholders sold a significant portion of their shares to its current President who will work fulltime to implement the new strategy that he is introducing of finding and salvaging sunken ships.

•

The Company also issued 2,000,000 shares of common stock to settle $20,000 in accrued expenses.

•

The Company issued 1,000,000 shares of preferred stock to Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2009.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as defined by Section 915-10-20 of the FASB Accounting Standards Codification.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period after giving retroactive effect to the reverse and forward splits described in Note 1.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period after giving retroactive effect to the reverse and forward splits described in Note 1. There were no potentially dilutive financial instruments outstanding at April 30, 2009.

Recently Issued Accounting Standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 3 -- GOING CONCERN AND RECENT DEVELOPMENTS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At April 30, 2009 the Company had negative working capital of $21,250, an accumulated deficit of $190,850 with no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company intends to continue seeking revenue producing projects through a new business plan of operations and the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 -- SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of April 30, 2009 through June 24, 2011, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded other than those included in Note 1.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2009.  Because of its nature as a development stage company, the reported results will not necessarily be indicative of future operations.

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

In July 2008 we withdrew our election and ceased being a BDC. At that time, we decided to use the business connections of our president and become a consulting business. Our goal was to obtain clients through our president’s business contacts and then use subcontractors and independent contractors to provide strategic business planning and management consulting to these clients that are likely to be small domestic companies and medium sized international companies trying to establish a business presence in the United States.  In November 2008 we terminated our Section 12(g) reporting requirements under the Exchange Act of 1934 by filing a Form 15 with the SEC.

Our efforts to commence revenue producing consulting activities, in our judgment, were severely affected by the recession affecting the economy during 2008 and 2009. The SEC adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either

(a)

no or nominal assets;

(b)

assets consisting solely of cash and cash equivalents; or

(c)

assets consisting of any amount of cash and cash equivalents and nominal other assets.

Our balance sheet has no assets, and we have not generated operating revenue while we have been in the development phase.  Therefore, we were a shell company at April 30, 2009.

In May 2011 the Company entered into agreements with its new President who will bring the Company a new business plan of finding and salvaging sunken ships. Our new President, Paul Tidwell, will devote fulltime to implementing the new business plan. He has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish this new business plan, the Company will have to raise substantial debt or equity capital since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment. Initially, the Company will seek funds from the business contacts of its new officers. There are no assurances that the Company will be successful in obtaining the necessary financing and, if obtained, what the terms will be.

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage of $190,850 at April 30, 2009. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2009 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

Innocap does not have any credit facilities or other commitments for debt or equity financing. In May 2011 the Company and principal shareholders entered into agreements with its new president who will bring the Company a new business plan of finding and salvaging sunken ships. Our new President, Paul Tidwell, will devote fulltime to implementing the new business plan. He has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish this new business plan, the Company will have to raise substantial debt or equity capital since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment. Initially, the Company will seek funds from the business contacts of its new officers. There are no assurances that the Company will be successful in obtaining the necessary financing and, if obtained, what the terms will be.

We are currently subject to the reporting requirements of the Exchange Act of 1934 and will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements if required. We estimate that these costs may range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensating independent contractors who provide services for us, although there can be no assurances that we will be successful in any of those efforts. We will reduce any compensation paid to management if there is insufficient cash generated from operations to satisfy these costs.

In July 2008 we elected to cease being a BDC and to become a consulting company. At that time, we effectuated a 1 for 100 reverse split of shares of our common stock and issued 82,080,000 (as restated to give effect to the 19 for 1 forward split declared in May 2011) new shares to settle a substantial portion of our outstanding liabilities.

In May 2011, the Company issued 2,000,000 shares of common stock to settle $20,000 in accrued expenses.  In May 2011, the Company also issued 1,000,000 shares of preferred stock to Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (“ASC”) Topic 855 Subsequent Events.  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC.  ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements included in our Annual Report on Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

ITEM 4

CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•

that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of April 30, 2009, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting as of April 30, 2009 was effective.

The Company’s management, including the Company’s CEO/CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II

Item 1

Legal Proceedings

None

Item 1A.

Risk Factors

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide to invest in shares of our common stock.

If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

Innocap has a very limited operating history and anticipates on-going operating losses.

Innocap was formed in 2004 as a BDC. It became a consulting firm in July 2008, but has not yet obtained any consulting engagements. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Innocap’s future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

•

competition from entities that are much more established and have greater financial and technical resources than do we;

•

need to develop corporate infrastructure;

•

ability to access and obtain capital when required; and

•

dependence upon key personnel.

Innocap cannot be certain that our new business strategy will be successful or that we will ever be able to commence or sustain revenue generating and profitable activities. Furthermore, Innocap believes that it is probable that we will incur operating losses and negative cash flow for the foreseeable future.

Innocap has no financial resources, negative working capital and a deficit accumulated during the development stage. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

Innocap is and will continue to be completely dependent on the services of our new president, Paul Tidwell, the loss of whose services would likely cause our business operations to cease.

Innocap’s current business strategy is completely dependent upon the knowledge, reputation and business contacts of Paul Tidwell, our new President.  If we were to lose the services of Mr. Tidwell, it is unlikely that we would be able to continue conducting our business plan even if some financing is obtained.

Our chief executive officer, Mr. Tidwell, is principally responsible for the execution of our business. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired qualified additional personnel, our operations are likely to fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines planned by Mr. Tidwell. We will fail without Mr. Tidwell or an appropriate replacement(s).

We will need to raise financing for each project that we undertake.

Through research we will identify potential salvage projects. Each project is expensive to undertake in that they require a significant amount of time, a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment. Therefore, we will have to obtain significant financing to undertake each salvage project. There is no way of predicting what the availability or terms of financing will be. Without financing, we cannot undertake any salvage project.

Salvage projects may prove unsuccessful.

We may undertake salvage projects and be unsuccessful in locating the sunken vessel. Even if we locate the vessel, we may be unable to salvage it or it may not have the cargo that was anticipated. In these cases, we will have incurred significant costs without realizing any benefits. If this happens, it may prevent us from obtaining financing for future salvage projects.

Paul Tidwell, our Chief Executive Officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Paul Tidwell, our Chief Executive Officer, has no meaningful financial reporting education or experience. He is and will continue to be heavily dependent on advisors and consultants. It is uncertain whether we will be successful in agreeing to financial arrangements with independent consultants that will be achievable by us. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 which requires us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

By having filed a Form 10 Registration Statement with the SEC in March 2004 (File No. 000-50612), we became subject to the reporting requirements under Section 12(g) of the ’34 Act.  Subsequently, in November 2008, we terminated our Section 12(g) registration (and its reporting requirements) under the SEC Exchange Act of 1934 by filing the necessary Form 15 with the SEC.

In addition, upon the effective date of our registration statement on Form S-1 (File No.: 333-153035, effective January 16, 2009) we became required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

We currently have only two employees which is not a sufficient number of employees to segregate responsibilities. We may be unable to afford the cost of increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

Having only two directors, both of whom are officers, limits our ability to establish effective independent corporate governance procedures and increases the control of our president/director.

We have only two directors, both of whom are also officers. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of our limited resources and personnel, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with relatively recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. We are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles in our company because of our extremely limited resources. Our lack of financial resources limits our ability to compensate potential directors sufficiently in light of the regulatory and legal environment as well as provide liability insurance to potential officers and directors. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Because we currently have no revenue, we are considered a "shell company" and are subject to more stringent reporting requirements.

The SEC adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Our balance sheet has no assets, and we have not generated operating revenue while we have been in the development phase.  Therefore, we are a shell company.  The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans.  However, the new rules do not prevent us from registering securities pursuant to registration statements.  Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company.  We must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company.  In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company.  To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.  The SEC adopted a new Rule 144 effective February 15, 2008, which makes the resale of restricted securities by shareholders of a shell company more difficult.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. We will need to seek debt or equity financing to undertake our business plan of finding and salvaging sunken ships. Debt financing will likely involve issuing notes that will be convertible into shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. In addition, if a trading market ever develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuance may also serve to enhance existing management’s ability to maintain control of our Company because the shares may be issued to parties or entities committed to supporting existing management.

If we issue shares of preferred stock with superior rights than our common stock, it could result in the decrease in the value of our common stock and delay or prevent a change in control of us.

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

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefore, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our securities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading, and even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We may contact an authorized OTCBB market maker to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement of which this prospectus is a part.  There are no assurances that the application will be accepted by FINRA nor can we estimate as to the time period that the application process will require.  We are not permitted to file such application on our own behalf.  However, our shares may never be traded on the OTCBB, or, if traded, a public market may not materialize.  If our common stock is not traded on the OTCBB or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

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

Our shares may not become eligible to be traded electronically which would result in brokerage firms being unwilling to trade them.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

The ability of our officers and majority shareholders to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president and four other principal shareholders beneficially currently own more than 90% of our outstanding common stock. Because of this level of beneficial stock ownership, these shareholders will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of such shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our principal shareholders. This level of control may also have an adverse impact on the market value of our shares because these stockholders may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “shell company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144 and, as such, sales of our securities pursuant to Rule 144 are not able to be made until:

•

we have ceased to be a “shell” company;

•

we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and

•

have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and

•

a period of at least 12 months has elapsed from the date information has been filed with the SEC reflecting the Company’s status as a non-“shell company.”

Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any non-registered securities that we sell in the future or issue to consultants or employees in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder or us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

Anti-takeover effects of certain provisions of Nevada State Law hinder a potential takeover of Innocap.

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply.  Our articles of incorporation and bylaws do not state that these provisions do not apply.  The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

We do not expect to pay cash dividends in the foreseeable future.

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

We do not currently have independent audit or compensation committees. As a result, our two directors have the unchallenged ability, among other things, to determine  levels of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

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

If our shares are quoted on the over-the-counter bulletin board, we will be required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

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

We were required to file periodic reports with the SEC (by virtue of having filed a Form 10 Registration Statement with the SEC on March 1, 2004), and such reports as were filed remain available to the public for inspection and copying.  In November 2008, we subsequently terminated our Section 12(g) registration (and its reporting requirements) under SEC Exchange Act of 1934 by filing the necessary Form 15 with the SEC.

Despite the above and as of effectiveness of our registration statement on January 16, 2009 we became required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying.  Except during the year following our registration statement becoming effective, these reporting obligations may (in our discretion) be automatically suspended by operation of statute under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders and have not filed a Form 8A with the SEC. That situation exists now which means that we may file periodic reports voluntarily with the SEC but will no longer be obligated to file those periodic reports with the SEC, and your access to our business information would then be even more restricted. As of January 16, 2009 (the date our registration statement on Form S-1 became effective), we are required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets and are required to register our shares under Section 12 of the Exchange Act. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

In July 2008, we effected a 1 to 100 reverse split of shares of our common stock and issued 82,080,000 (giving retroactive impact to the 19 for 1 forward split declared in May 2011) new shares to settle a substantial portion of our outstanding liabilities.

In May 2011, holders of $20,000 of the Company’s accrued expenses agreed to accept 2,000,000 of its newly-issued, restricted shares in full settlement of the amounts due to them and issued 1,000,000 shares of preferred stock to Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012.

Item 3

Defaults upon Senior Securities

None

Item 4

(Removed and Reserved)

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

By: /s/ Paul Tidwell

President

June 27, 2011