Form 10-K
period 2010-01-31
INNOCAP INC
filed 2011-06-29
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-153035

INNOCAP, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	01–0721929.
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 E Austin Street, Suite 202 PO Box 489 Jefferson, TX	75657-0489

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 903-665-7334

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of June 27, 2011 is 97,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of January 31, 2010, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

INNOCAP, INC.

TABLE OF CONTENTS

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

Item 1.

BUSINESS

We were incorporated in Nevada on January 23, 2004. On March 1, 2004 we filed a Registration Statement on Form 10SB with the SEC (File No.: 000-50612) and in September 2004, we filed a notice of election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (File No.: 814-00671) which made us a closed-end management investment company. Our goal was to provide investors with the opportunity to participate with a modest amount in venture capital investments that are generally not available to the public and that typically require substantially larger financial commitments.

We were unable to raise the capital necessary to commence making investments as a BDC and have not generated any revenue. As a result, we had been a development stage company since inception. To date, all of our efforts have been limited primarily to organizational and business planning activities and preparation of documents to be filed with the SEC. All of our expenses incurred since inception relate to fees incurred for these purposes.

On July 13, 2008 our Board of Directors supported by the written consents of the holders of a majority of our outstanding shares of common stock elected to withdraw our election and we ceased being a BDC and in November 2008, we terminated our Section 12(g) registration and its reporting requirements under the Exchange Act of 1934 by filing the necessary Form 15 with the SEC. At that time, we decided to use the business connections of our then president and become a consulting business. Our goal is to obtain clients through our president’s business contacts and then use subcontractors and independent contractors to provide strategic business planning and management consulting to these clients that are likely to be small domestic companies and to assist medium sized international companies trying to establish a business presence in the United States. All of our resources for the period ended January 31, 2009 were devoted to ending our election as a BDC and preparing related regulatory filings. During the year ended January 31, 2010, we worked on preparing public filings and developing a new business plan.

In July 2008, we completed a 1 for 100 reverse split of shares of our common stock and issued 82,080,000 (which gives retroactive effect to a 19 for 1 forward split declared in February 2009) new shares to settle a substantial portion of our liabilities Following these transactions, we had 95,000,000 shares of common stock issued and outstanding. All shares and per share amounts herein give retroactive effect to both of the splits.

In May 2011, the shareholders, based on the consents of the holders of a majority of outstanding shares of common stock, voted to remove B. Alva Schoomer as Chairman and President. At the same time, Paul Tidwell was elected Chairman and appointed as President, and Christopher Dubea was elected as a Director and appointed as Vice President and Secretary.

In May 2011 the Company and its principal shareholders entered into agreements with its new president who will work fulltime and bring the Company a new business plan of finding and salvaging sunken ships. As part of the agreements, our principal shareholders sold a significant portion of their shares to our new President. Our new President, Paul Tidwell, has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish this new business plan, the Company will have to raise substantial debt or equity capital since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment. Initially, the Company will seek funds from the business contacts of its new officers. There are no assurances that the Company will be successful in obtaining the necessary financing and, if obtained, what the terms will be.

We will spend several months in 2011 identifying the specific projects that we will attempt to undertake initially and seek financing for those projects. As part of those plans we will consider applicable maritime and international laws concerning the ownership of any recovered items. We will also consider projects that may be attractive for the sale of video rights to the search and recovery efforts.

Competition

There are a number of other entities that seek to salvage sunken vessels. These firms generally have greater resources than do we. We believe that our competitive advantage comes from the extensive research done over a long period of time by our President. This research gives us strong indications as to the specific location and possible contents of targeted sunken vessels. It also provides knowledge as to the likelihood of claims by Governments, insurance companies ad others with respect to any contents that are recovered.

We cannot predict whether the competitive advantages that we believe exist will result in success of our operations.

Intellectual Property

We have no patents or trademarks.

Employees

As of May 31, 2011, we had two employees, Paul Tidwell, our President, and Christopher Dubea, our Vice President. Mr. Tidwell devotes fulltime to us. Our President oversees all responsibilities in the areas of business plan development and execution. We do not have any other employees at this time. We plan on using subcontractors and independent consultants to work with us on all projects that we undertake.

Item 1A.

RISK FACTORS

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

Innocap has no financial resources, negative working capital and a deficit accumulated during the development stage of $197,850 at January 31, 2010. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2010 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

We have not commenced revenue producing operations and have no assets. We currently operate out of office space located at 120 E Austin Street, Suite 202, Jefferson, TX 75657 which is provided to us by our president for $350 per month which serves as our principal location. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not a party to any pending, or to our knowledge, threatened litigation of any type.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 13, 2008, the Board of Directors of Innocap, supported by the written consents of the holders of a majority of outstanding shares of common stock:

a)

elected to withdraw the Company’s election and ceased being a Business Development Company; and

b)

in November 2008 we terminated our Section 12(g) registration (and the corresponding reporting requirements) under the Securities Exchange Act of 1934 by filing the necessary Form 15 with the SEC.

At that time, the Company decided to use the business connections of its president and become a consulting business.

In July 2008 the Company’s Board of Directors (supported by the written consents of the holders of a majority of our outstanding shares of common stock) effectuated a 1 for 100 reverse split of shares of our common stock and issued 82,080,000 new shares (giving retroactive effect to the 19 for 1 forward split declared in May 2011) to settle a substantial portion of our liabilities.

In May 2011, the shareholders, based on the consents of the holders of a majority of outstanding shares of common stock, voted to remove B. Alva Schoomer as Chairman and President. At the same time, Paul Tidwell was elected Chairman and appointed as President, and Christopher Dubea was elected as a Director and appointed as Vice President and Secretary.

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

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on May 31, 2011, there were 41 stockholders of record of our common stock, and 97,000,000 shares were issued and outstanding.

In July 2008 we issued an aggregate of 82,080,000 shares of our common stock (as restated for our 19 for 1 forward split in May 2011) to Gary B. Wolff, GCND, Inc., Keith Barton and S. Craig Barton in full satisfaction of approximately $100,000 in amounts due to them for services performed. The services consisted of legal services (Gary B. Wolff) and assistance in developing a business plan and preparation of documents (GCND, Keith Barton and Craig Barton). Such shares were issued as follows:

Name	Number of Shares
S. Craig Barton	20,900,000
Gary B. Wolff	19,000,000
GCND, Inc.	28,500,000
Keith Barton	13,680,000

In May 2011 the Company declared a 19 for 1 forward stock split.

In May 2011, the Company issued 1,000,000 shares of preferred stock to Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock commencing on February 1, 2012.

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

Item 6

SELECTED FINANCIAL DATA

Balance Sheet Data:	January 31,2010	January 31,2009

Current liabilities	$ 28,250	$ 20,250

Stockholders’ deficit	$ (28,250)	$ (20,250)

Income Data:
	Year ended January 31,
	2010	2009
Total expenses	$8,000	$32,250
Net loss	$(8,000)	$(32,250)

Net loss per common share - basic and diluted	(0.00)	(0.00)
Weighted average number of shares outstanding – basic and diluted	95,000,000	53,960,000

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Certain matters discussed in this annual report on Form 10-K are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

•

the adequacy of our cash resources and working capital, and

•

other factors identified in our filings with the SEC, press releases, if any and other public communications.

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

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

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

Our balance sheet has no assets, and we have not generated operating revenue while we have been in the development phase. Therefore, we are a shell company at January 31, 2010.

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage of $197,850 at January 31, 2010 . Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2010 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

Innocap does not have any credit facilities or other commitments for debt or equity financing. In May 2011 the Company entered into agreements with its two new officers who will bring the Company a new business plan of finding and salvaging sunken ships. Our new President, Paul Tidwell, has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish this new business plan, the Company will have to raise substantial debt or equity capital since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment. Initially, the Company will seek funds from the business contacts of its new officers. There are no assurances that the Company will be successful in obtaining the necessary financing and, if obtained, what the terms will be.

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

In May 2011, the Company issued 2,000,000 shares of common stock to settle $20,000 in accrued expenses. In May 2011, the Company issued 1,000,000 shares of preferred stock to Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012.

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

Item 8.

FINANCIAL STATEMENTS

Innocap’s financial statements as of January 31, 2010 and the fiscal year then ended start on page 32.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Li & Company, PC

On July 28, 2010 (the "Dismissal Date"), our Board of Directors dismissed Li & Company, PC (“Li”), our independent registered public accounting firm.

The reports of Li & Company, PC on our financial statements for the years ended January 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The reports did include an explanatory paragraph about the uncertainty of our ability to continue as a going concern. During our most recent fiscal year and the subsequent interim periods through to the Dismissal Date, there were no disagreements as defined in Item 304 of Regulation S-K) with Li on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Li, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during our most recent fiscal year and the subsequent interim periods through to the Dismissal Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Engagement of Silberstein Ungar, PLLC

On July 28, 2010 (the "Engagement Date"), our Board of Directors approved the appointment of Silberstein Ungar, PLLC (“SU”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During our two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither us nor anyone on our behalf consulted SU regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Dismissal of Silberstein Ungar, PLLC

On January 14, 2011 (the "Dismissal Date"), our Board of Directors dismissed Silberstein Ungar, PLLC as our independent registered public accounting firm.

SU did not issue any reports on or commence any audit procedures with respect to our financial statements. During the entire period of SU’s engagement through January 14, 2011, there were no disagreements as defined in Item 304 of Regulation S-K) with SU on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SU, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during our most recent fiscal year and the subsequent interim periods through January 14, 2011, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Engagement of PMB Helin Donovan, LLP

On January 14, 2011, we appointed PMB Helin Donovan, LLP (“PMB”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During our two most recent fiscal years, the subsequent interim periods thereto, and through January 14, 2011, neither us nor anyone on our behalf consulted PMB regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.

CONTROLS AND PROCEDURES

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•

Provide that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B

 OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended January 31, 2010 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
Paul Tidwell	62	Chairman, President and CFO
Christopher Dubea	52	Vice President, Secretary and Director

Paul Tidwell - – has worked as a consultant and contractor in various aspects of the salvage industry for more than 25 years.

Christopher Dubea – became Vice President and a Director in May 2011. Since 2007 he has been a senior project manager at Arion Systems, Inc. in Chantilly, Virginia where he manages large-scale fiscal projects encompassing submersible equipment. From 2002 until 2007, he was a Special Projects Group Manager at Project Consulting Services, Inc. in Metairie, Louisiana where he managed teams that developed advanced underwater pipeline automation equipment. Mr. Dubea has BS and MS degrees from the University of New Orleans.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. No officer or director has any prior history with a blank check company, a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, other entity, or person.

.

Possible Potential Conflicts

The OTCBB, on which we plan and hope to have our shares of common stock quoted at some point in the future, does not have any director independence requirements.

No member of management is or will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer in that he may have other business interests in the future to which he devotes his attentions, and he may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with his understanding of his fiduciary duties to us. In an effort to deal with such potential conflict our President has entered into an agreement with the Company as summarized in Risk Factor entitled “There are significant potential conflicts of interest. Our president devotes only a portion of his time to us and may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, he may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which he is affiliated or knows. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Currently we have only two officers who are also our two directors and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our directors’ term of office expires on January 31, 2012. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors.

If we have an even number of directors, tie votes on issues will be resolved in favor of the chairman’s vote.

All directors will be reimbursed by us for any expenses incurred in attending directors' meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Code of Business Conduct and Ethics

On February 16, 2010 we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•

honest and ethical conduct,

•

full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•

compliance with applicable laws, rules and regulations,

•

the prompt reporting violation of the code, and

•

accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to this Annual Report on Form 10-K.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Innocap during the past five years.

ITEM 11 - EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended January 31, 2010 and 2009. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Dr. B. Alva Schoomer	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

In May 2011, the shareholders, based on the consents of the holders of a majority of outstanding shares of common stock, voted to remove B. Alva Schoomer as Chairman and President. At the same time, Paul Tidwell was elected Chairman and appointed as President, and Christopher Dubea was elected as a Director and appointed as Vice President and Secretary. No formal contracts or compensation arrangements exist for either Mr. Tidwell or Mr. Dubea.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at January 31, 2010.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 31, 2011 we had 97,000,000 shares of common stock outstanding which are held by forty shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of May 31, 2011; of all directors and executive officers of Innocap; and of our directors and officers as a group.

Unless otherwise indicated, Innocap believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Paul Tidwell, 120 E Austin Street, Suite 202, PO Box 489, Jefferson, TX 75657**	68,106,490	70,21
Christopher Dubea, 120 E Austin Street, Suite 202, PO Box 489, Jefferson, TX 75657	-0-
Brian Wolff, 488 Madison Avenue, Suite 1100, New York, NY 10017	5,816,528	6.00
PE Group, Inc.*, 488 Madison Avenue, Suite 1100, New York, NY 10017	8,811,896	9.08
Cohort Investments, LLC, 488 Madison Avenue, Suite 1100, New York, NY 10022	9,452,386	9.74
Officers and Directors as a group ( 2 members)	68,106,490	70.21

*P. G. Skarpa has sole voting and investment power for all shares held by PE Group, Inc.

**Excludes 1,000,000 shares of preferred stock issued to Paul Tidwell in May 2011. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012.

Shareholder Matters

As an issuer of "penny stock," the protection provided by the federal securities laws relating to forward looking statements does not apply to us as long as our shares continue to be penny stocks. Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this Annual Report on Form 10-K, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In July 2008 we issued an aggregate of 82,080,000 shares of our common stock (as restated for our 19 for 1 forward split in May 2011) to Gary B. Wolff, GCND, Inc., Keith Barton and S. Craig Barton in full satisfaction of approximately $100,000 in amounts due to them for services performed. The services consisted of legal services (Gary B. Wolff) and assistance in developing a business plan and preparation of documents (GCND, Keith Barton and Craig Barton). Such shares were issued as follows:

Name	Number of Shares
S. Craig Barton	20,900,000
Gary B. Wolff	19,000,000
GCND, Inc.	28,500,000
Keith Barton	13,680,000

In May 2011, the Company issued 1,000,000 shares of preferred stock to Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012.

We currently operate out of office space located at 120 E Austin Street, Suite 202, Jefferson, TX 75657 which is provided to us by our president for $350 per month which serves as our principal location. There is no written lease agreement.

Director Independence; Committees of the Board of Directors

Our Board of Directors is comprised of two individuals, one of whom is integral to the operations of our company, we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules, even though that definition does not currently apply to us, because we are not listed on the NASDAQ. We anticipate that if we expand our Board of Directors in the future, that we will seek to include members who are independent. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors.

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our Board of Directors as a whole. Further, since our securities are not listed on an exchange, we are not subject to any qualitative requirements mandating the establishment of any particular committees.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given the nature of our operations and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

None of our directors is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

•

understands generally accepted accounting principles and financial statements,

•

is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•

understands internal controls over financial reporting, and

•

understands audit committee functions.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: We have incurred fees totaling $4,000 with PMB Helin Donovan for audit services for the annual audit of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for fiscal 2010 and 2009.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended January 31, 2010.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

14.1

Code of Ethics

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

FINANCIAL STATEMENTS

January 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Innocap, Inc.

Jefferson, TX

We have audited the accompanying balance sheets of Innocap, Inc. (a development stage company) as of January 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocap, Inc. as of January 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from January 23, 2004 (inception) through January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in the development stage and, among other things, has negative working capital of $28,250, an accumulated deficit of $197,850, with no revenues, all of which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP

/S/ PMB Helin Donovan, LLP

www.pmbhd.com

Houston, Texas

June 24, 2010

INNOCAP, INC.

(a development stage company)

Balance Sheets

January 31, 2010 and 2009

	2010	2009

ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$28,250	$20,250

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.001 par value; 190,000,000 shares authorized; 95,000,000 shares issued and outstanding	95,000	95,000
Additional paid-in capital	74,600	74,600
Deficit accumulated during the development stage	(197,850)	(189,850)
Total Stockholders’ Deficit	(28,250)	(20,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Operations

	Fiscal Year Ended January 31, 2010	Fiscal Year Ended January 31, 2009	Period from January 23, 2004 (inception) through January 31, 2010

Revenue	$-	$-	$-

General and administrative	8,000	32,250	197,850

Net loss	$(8,000)	$(32,250)	$(197,850)

Net loss per common share - basic and diluted	$(.00)	$(.00)
Weighted average number of common shares outstanding	95,000,000	53,960,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Stockholders’ Deficit

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance at inception	-	$ -	$ -	$ -	$ -
Common stock issued at $.001 per share for services, January 23, 2004	9,500,000	9,500	40,500	-	50,000
Net loss for the period	-	-	-	(50,000)	(50,000)
Balance, January 31, 2004	9,500,000	9,500	40,500	(50,000)	-
Issuance of stock options	-	-	1,600	-	1,600
Exercise of stock options	3,420,000	3,420	14,580	-	18,000
Net loss for the year	-	-	-	(59,600)	(59,600)
Balance, January 31, 2005	12,920,000	12,920	56,680	(109,600)	(40,000)
Net loss for the year	-	-	-	(21,500)	(21,500)
Balance, January 31, 2006	12,920,000	12,920	56,680	(131,100)	(61,500)
Net loss for the year	-	-	-	(12,000)	(12,000)
Balance, January 31, 2007	12,920,000	12,920	56,680	(143,100)	(73,500)
Net loss for the year	-	-	-	(14,500)	(14,500)
Balance, January 31, 2008	12,920,000	12,920	56,680	(157,600)	(88,000)
Issuance of shares for debt	82,080,000	82,080	17,920	-	100,000
Net loss	-	-	-	(27,250)	(27,250)
Balance, October 31, 2008	95,000,000	95,000	74,600	(184,850)	(15,250)
Net loss for the year	-	-	-	(5,000)	(5,000)
Balance, January 31, 2009	95,000,000	95,000	74,600	(189,850)	(20,250)
Net loss for the year	-	-	-	(8,000)	(8,000)
Balance, January 31, 2010	95,000,000	$95,000	$ 74,600	$ (197,850)	$ (28,250)

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Cash Flows

	For the Fiscal Year Ended January 31, 2010	For the Fiscal Year Ended January 31, 2009	For the Period from January 23, 2004 (inception) through January 31, 2010
OPERATING ACTIVITIES:
Net Loss	$(8,000)	$(32,250)	$(197,850)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	51,600
Net change in accrued liabilities	8,000	32,250	128,250
Net Cash Used by Operating Activities	-	-	(18,000)

FINANCING ACTIVITIES:
Sale of common stock	-	-	18,000

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Stock issued to pay accrued expenses	$-	$-	$100,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

January 31, 2010 and 2009

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Innocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In June 2004, it filed a notice with the Securities and Exchange Commission of its intent to elect in good faith, within 90 days from the date of such filing, to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act. In July 2008 the Company withdrew its election and ceased being a BDC. At that time, it decided to use the business connections of its president and become a consulting business. In May 2011 the Company and its principal shareholders entered into agreements with its new President who will provide the Company with a new business plan of finding and salvaging sunken ships. To do this, the Company will have to raise capital to undertake each project. There are no assurances that the Company will be successful in obtaining the necessary financing.

In July 2008 the Company effectuated a 1 to 100 reverse split of shares of its common stock and issued 82,080,000 (restated to give effect to the 19 for 1 forward split declared in May 2011) new shares to settle liabilities of $100,000. All share and per share amounts in the accompanying financial statements give retroactive effect to the reverse split.

In Mayy 2011 the Company declared a 19 for 1 forward stock split. All share and per share amounts in these financial statements give retroactive effect to this forward split.

In May 2011, its principal shareholders sold a significant portion of their shares to its current President who will implement the new strategy of finding and salvaging sunken ships

The Company has not generated revenues from its planned principal operations and is considered a development stage company as defined by Section 915-10-20 of the FASB Accounting Standards Codification.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Year-end

The Company has elected a fiscal year ending on January 31.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition

The Company will apply paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered or assets shipped to a customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2010 and 2009.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of January 31, 2010 or 2009.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

Recently Issued Accounting Standards

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the “ASC”) Topic 855 Subsequent Events.  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At January 31, 2010 the Company had negative working capital of $28,250, an accumulated deficit during the development stage of $197,850, and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking revenue producing engagements through a new business plan of operations and the business contacts of its Directors. No assurances can be given as to the likelihood of it obtaining any revenue producing engagements.

NOTE 4 – STOCKHODERS’ DEFICIT

In July 2008 the Company effectuated a 1 to 100 reverse split of shares of its common stock and issued 82,080,000 new shares (giving effect to the 19 for 1 forward split) to settle liabilities of $100,000. In May 2011 the Company declared a 19 for 1 forward stock split All share and per share amounts in the accompanying financial statements give retroactive effect to the splits.

On January 23, 2004, the Board of Directors issued 9,500,000 shares of common stock for $50,000 in services to the founding shareholders of the Company.

In 2004, the Company issued options to purchase 3,420,000 shares of common stock. The options issued to non-employees were valued at their date of grant using the Black-Scholes option pricing model and resulted in a charge to general and administrative expenses of $1,600. All options were exercised in August 2004 for an aggregate exercise price of $18,000.

In May 2011, the Company issued 2,000,000 shares of common stock to settle $20,000 in accrued expenses.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors.  Accordingly, the Company’s board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At January 31, 2010 and 2009, the Company had no shares of preferred stock issued and outstanding.

In May 2011, the Company issued 1,000,000 shares of preferred stock to Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012.

Common Stock

The holders of the Company’s common stock:

•

Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

•

Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•

Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

•

Are entitled to one noncumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

NOTE 5 - INCOME TAXES

At January 31, 2010, the Company had net operating loss carry-forwards of approximately $197,850. These carryforwards are subject to limitations due to changes in ownership and will be severely limited because of the sales of shares in May 2011 that are described in Note 1.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $350 per month. There is no formal lease agreement.

Accrued expenses included $28,000 at January 31, 2010 and $20,000 at January 31, 2009 which relate to services performed by entities associated with shareholders of the Company.

In July 2008 the Company effectuated a 1 to 100 reverse split of shares of its common stock and issued 82,080,000 (restated to give effect to the 19 for 1 forward split declared in May 2011) new shares to settle liabilities for services performed by existing shareholders of $100,000. All share and per share amounts in the accompanying financial statements give retroactive effect to the 19 for 1 forward split of shares declared in May 2011.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of January 31, 2010 through June 24, 2011, the date these financial statements were issued.

In May 2011, the Company issued 1,000,000 shares of preferred stock to Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012.

The Management of the Company determined that there were no other reportable events that occurred during that subsequent period to be disclosed or recorded except described in the various footnotes above.