Form 10-Q
period 2010-07-31
INNOCAP INC
filed 2011-06-29
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

ITEM 1

FINANCIAL STATEMENTS

INNOCAP, INC

(A development stage company)

Balance Sheets

(Unaudited)

	July 31, 2010	January 31, 2010

ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$29,750	$28,250

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.001 par value; 190,000,000 shares authorized; 95,000,000 shares issued and outstanding	95,000	95,000
Additional paid-in capital	74,600	74,600
Deficit accumulated during the development stage	(199,350)	(197,850)
Total stockholders’ deficit	(29,750)	(28,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,	For the Three Months Ended July 31,	For the Period from January 23 2004 (inception) through July 31,
	2010	2009	2010

General and administrative	$750	$1,000	$199,350

Net loss	$(750)	$(1,000)	$(199,350)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	95,000,000	95,000,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	For the Six Months Ended July 31,	For the Six Months Ended July 31,	For the Period from January 23, 2004 (inception) through July 31,
	2010	2009	2010

General and administrative	$1,500	$2,000	$199,350

Net loss	$(1,500)	$(2,000)	$(199,350)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	95,000,000	95,000,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31,	For the Six Months Ended July 31,	For the Period from January 23, 2004 (inception) through July 31,
	2010	2009	2009
OPERATING ACTIVITIES:
Net Loss	$(1,500)	$(2,000)	$(199,350)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	51,600
Net change in accrued liabilities	1,500	2,000	129,750
Net Cash Used by Operating Activities	-	-	(18,000)

FINANCING ACTIVITIES:
Sale of common stock	-	-	18,000

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Stock issued to pay accrued expenses	$-	$-	$100,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A DEVELOPMENT STATE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2010 AND 2009

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

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended July 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2010.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as defined by Section 915-10-20 of the FASB Accounting Standards Codification.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period after giving retroactive effect to the reverse and forward splits described in Note 1.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period after giving retroactive effect to the reverse and forward splits described in Note 1. There were no potentially dilutive financial instruments outstanding at July 31, 2010.

Recently Issued Accounting Standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At July 31, 2010 the Company had negative working capital of $29,750, an accumulated deficit of $199,350 with no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 4 -- SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of July 31, 2010 through June 24, 2011, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded other than those included in Note 1.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2010.  Because of its nature as a development stage company, the reported results will not necessarily be indicative of future operations.

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

Our balance sheet has no assets, and we have not generated operating revenue while we have been in the development phase.  Therefore, we were a shell company at July 31, 2010.

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage of $199,350 at July 31, 2010. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2010 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

As of July 31, 2010, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting as of July 31, 2010 was effective.

During the quarter ended July 31, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Innocap has no financial resources, negative working capital and a deficit accumulated during the development stage of $199,350 at July 31, 2010. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2010 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

We have no committed source of financing. We will need to seek debt or equity financing to undertake our business plan of finding and salvaging sunken ships. Debt financing will likely involve issuing notes that will be convertible into shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (190,000,000) but unissued (93,000,000) common shares. In addition, if a trading market ever develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuance may also serve to enhance existing management’s ability to maintain control of our Company because the shares may be issued to parties or entities committed to supporting existing management.

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