Form 10-K
period 2011-01-31
INNOCAP INC
filed 2011-06-29
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

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

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of January 31, 2011, is $-0-.

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

On July 13, 2008 our Board of Directors supported by the written consents of the holders of a majority of our outstanding shares of common stock elected to withdraw our election and we ceased being a BDC and in November 2008, we terminated our Section 12(g) registration and its reporting requirements under the Exchange Act of 1934 by filing the necessary Form 15 with the SEC. At that time, we decided to use the business connections of our then president and become a consulting business. Our goal is to obtain clients through our president’s business contacts and then use subcontractors and independent contractors to provide strategic business planning and management consulting to these clients that are likely to be small domestic companies and to assist medium sized international companies trying to establish a business presence in the United States. All of our resources for the period ended January 31, 2009 were devoted to ending our election as a BDC and preparing related regulatory filings. During the year ended January 31, 2011, we worked on preparing public filings and developing a new business plan.

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

Innocap has no financial resources, negative working capital and a deficit accumulated during the development stage of $208,100 at January 31, 2011. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2011 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

If an application is accepted by FINRA, there can be no assurances as to whether:

(i)

any market for our shares will develop;

(i)

 the prices at which our common stock will trade; or

(i)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

a)

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

Item 6

SELECTED FINANCIAL DATA

Balance Sheet Data:	January 31, 2011	January 31, 2010

Current liabilities	$ 38,500	$ 28,250

Stockholders’ deficit	$ (38,500)	$ (28,250)

Income Data:
	Year ended January 31,
	2011	2010
Total expenses	$10,250	$8,000
Net loss	$(10,250)	$(8,000)

Net loss per common share - basic and diluted	(0.00)	(0.00)
Weighted average number of shares outstanding – basic and diluted	95,000,000	95,000,000

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

no or nominal assets;

(a)

assets consisting solely of cash and cash equivalents; or

(b)

assets consisting of any amount of cash and cash equivalents and nominal other assets.

Our balance sheet has no assets, and we have not generated operating revenue while we have been in the development phase. Therefore, we were a shell company at January 31, 2011.

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage of $208,100 at January 31, 2011. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2011 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Item 8.

FINANCIAL STATEMENTS

Innocap’s financial statements as of January 31, 2011 and the fiscal year then ended start on page 32.

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

Item 9B

OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended January 31, 2011 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
Paul Tidwell	62	Chairman, President and CFO
Christopher Dubea	52	Vice President, Secretary and Director

Paul Tidwell – has worked as a consultant and contractor in various aspects of the salvage industry for more than 25 years.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended January 31, 2011 and 2010. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Dr. B. Alva Schoomer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

There are no outstanding equity awards at January 31, 2011.

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

** Excludes 1,000,000 shares of preferred stock issued to Paul Tidwell in May 2011. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012.

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

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended January 31, 2011.

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

January 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Innocap, Inc.

Jefferson, TX

We have audited the accompanying balance sheets of Innocap, Inc. (a development stage company) as of January 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocap, Inc. as of January 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from January 23, 2004 (inception) through January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in the development stage and, among other things, has negative working capital of $38,500, an accumulated deficit of $208,100, with no revenues, all of which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP

/S/ PMB Helin Donovan, LLP

www.pmbhd.com

Houston, Texas

June 24, 2011

INNOCAP, INC.

(a development stage company)

Balance Sheets

January 31, 2011 and 2010

	2011	2010

ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$38,500	$28,250

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.001 par value; 190,000,000 shares authorized; 95,000,000 shares issued and outstanding	95,000	95,000
Additional paid-in capital	74,600	74,600
Deficit accumulated during the development stage	(208,100)	(197,850)
Total Stockholders’ Deficit	(38,500)	(28,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Operations

	Fiscal Year ended January 31, 2011	Fiscal Year Ended January 31, 2010	Period from January 23, 2004 (inception) through January 31, 2011

Revenue	$-	$-	$-

General and administrative	10,250	8,000	208,100

Net loss	$(10,250)	$(8,000)	$(208,100)

Net loss per common share - basic and diluted	$(.00)	$(.00)
Weighted average number of common shares outstanding	95,000,000	95,000,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Stockholders’ Deficit

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance at inception	-	$ -	$ -	$ -	$ -
Common stock issued at $.001 per share for services, January 23, 2004	9,500,000	9,500	40,500	-	50,000
Net loss for the period	-	-	-	(50,000)	(50,000)
Balance, January 31, 2004	9,500,000	9,500	40,500	(50,000)	-
Issuance of stock options	-	-	1,600	-	1,600
Exercise of stock options	3,420,000	3,420	14,580	-	18,000
Net loss for the year	-	-	-	(59,600)	(59,600)
Balance, January 31, 2005	12,920,000	12,920	56,680	(109,600)	(40,000)
Net loss for the year	-	-	-	(21,500)	(21,500)
Balance, January 31, 2006	12,920,000	12,920	56,680	(131,100)	(61,500)
Net loss for the year	-	-	-	(12,000)	(12,000)
Balance, January 31, 2007	12,920,000	12,920	56,680	(143,100)	(73,500)
Net loss for the year	-	-	-	(14,500)	(14,500)
Balance, January 31, 2008	12,920,000	12,920	56,680	(157,600)	(88,000)
Issuance of shares for debt	82,080,000	82,080	17,920	-	100,000
Net loss	-	-	-	(27,250)	(27,250)
Balance, October 31, 2008	95,000,000	95,000	74,600	(184,850)	(15,250)
Net loss for the year	-	-	-	(5,000)	(5,000)
Balance, January 31, 2009	95,000,000	95,000	74,6000	(189,850)	(20,250)
Net loss for the year	-	-	-	(8,000)	(8,000)
Balance, January 31, 2010	95,000,000	95,000	74,600	(197,850)	(28,250)
Net loss for the year	-	-	-	(10,250)	(10,250)
Balance, January 31, 2011	95,000,000	$95,000	$ 74,600	$ (208,100)	$(38,500)

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Cash Flows

	For the Fiscal Year Ended January 31, 2011	For the Fiscal Year Ended January 31, 2010	For the Period from January 23, 2004 (inception) through January 31, 2011
OPERATING ACTIVITIES:
Net Loss	$(10,250)	$(8,000)	$(208,100)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	51,600
Net change in accrued liabilities	10,250	8,000	138,500
Net Cash Used by Operating Activities	-	-	(18,000)

FINANCING ACTIVITIES:
Sale of common stock	-	-	18,000

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Stock issued to pay accrued expenses	$-	$-	$100,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

January 31, 2011 and 2010

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

In May 2011, its principal shareholders sold a significant portion of their shares to its current President who will implement the new strategy of finding and salvaging sunken ships.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2011 and 2010.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2011 or 2010.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At January 31, 2011 the Company had negative working capital of $38,500, an accumulated deficit during the development stage of $208,100, and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking revenue producing projects through a new business plan of operations and the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

NOTE 4 – STOCKHOLDERS’ DEFICIT

In July 2008 the Company effectuated a 1 to 100 reverse split of shares of its common stock and issued 82,080,000 new shares (giving effect to the 19 for 1 forward split) to settle liabilities of $100,000. In May 2011 the Company declared a 19 for 1 forward stock split. All share and per share amounts in the accompanying financial statements give retroactive effect to both of these splits.

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

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors. Accordingly, the Company’s board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At January 31, 2011 and 2010, the Company had no shares of preferred stock issued and outstanding.

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

NOTE 5 - INCOME TAXES

At January 31, 2011, the Company had net operating loss carry-forwards of approximately $208,100. These carryforwards are subject to limitations due to changes in ownership and will be severely limited because of the sales of shares in May 2011 that are described in Note 1.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $350 per month. There is no formal lease agreement.

Accrued expenses included $30,000 at January 31, 2011 and $28,000 at January 31, 2010 which relate to services performed by entities associated with shareholders of the Company.

In July 2008 the Company effectuated a 1 to 100 reverse split of shares of its common stock and issued 82,080,000 new shares to settle liabilities for services performed by existing shareholders of $100,000. All share and per share amounts in the accompanying financial statements give retroactive effect to the 19 for 1 forward split of shares declared in May 2011.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of January 31, 2011 through June 24, 2011, the date these financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded except described in the various footnotes above.

In May 2011, the Company issued 1,000,000 shares of preferred stock to Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012.

The Management of the Company determined that there were no other reportable events that occurred during that subsequent period to be disclosed or recorded except described in the various footnotes above.