Form 10-Q
period 2011-07-31
INNOCAP INC
filed 2011-09-20
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

At August 26, 2011 the number of shares of the Registrant’s common stock outstanding was 97,000,000.

INNOCAP, INC.

INDEX

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

ITEM 1

FINANCIAL STATEMENTS

INNOCAP, INC

(A development stage company)

Balance Sheets

(Unaudited)

	July 31, 2011	January 31, 2011

ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accrued liabilities	$24,000	$38,500

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000, 000 issued or outstanding at July 31, 2011 convertible into common 50 to 1 commencing April 1, 2012	1,000	-
Common stock at $0.001 par value; 190,000,000 shares authorized; 97,000,000 and 95,000,000 shares issued and outstanding	97,000	95,000
Additional paid-in capital	92,600	74,600
Deficit accumulated during the development stage	(214,600)	(208,100)
Total stockholders’ deficit	(24,000)	(38,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-
See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,	For the Three Months Ended July 31,	For the Period from January 23, 2004 (inception) through July 31,
	2011	2010	2011

General and administrative	$5,000	$750	$214,600

Net loss	$(5,000)	$(750)	$(214,600)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	96,711,111	95,000,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	For the Six Months Ended July 31,	For the Six Months Ended July 31,	For the Period from January 23, 2004 (inception) through July 31,
	2011	2010	2011

General and administrative	$6,500	$1,500	$214,600

Net loss	$(6,500)	$(1,500)	$(214,600)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	95,855,556	95,000,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31,	For the Six Months Ended July 31,	For the Period from January 23, 2004 (inception) through July 31,
	2011	2010	2011
OPERATING ACTIVITIES:
Net Loss	$(6,500)	$(1,500)	$(214,600)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,000	-	52,600
Net change in accrued liabilities	5,500	1,500	144,000
Net Cash Used by Operating Activities	-	-	(18,000)

FINANCING ACTIVITIES:
Sale of common stock	-	-	18,000

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing Activities
	$9,000	$-	$120,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A DEVELOPMENT STATE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2011 AND 2010

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

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended July 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2011.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as defined by Section 915-10-20 of the FASB Accounting Standards Codification.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period after giving retroactive effect to the reverse and forward splits described in Note 1.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period after giving retroactive effect to the reverse and forward splits described in Note 1. Shares issuable under the convertible preferred stock (see Note 1) were not included in the calculation of earnings per share because they would not have been dilutive.

.

Recently Issued Accounting Standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 3 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At July 31, 2011 the Company had negative working capital of $24,000, an accumulated deficit of $214,600 with no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company intends to continue seeking and investigating potentially revenue producing projects through a new business plan of operations and the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 -- SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of July 31, 2011 through September 16, 2011, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2011. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

Our balance sheet had no assets, and we had not generated operating revenue while we have been in the development phase. Therefore, we were a shell company until April 30, 2011 after which our new President began implementing a specific business plan on a fulltime basis.

In May 2011 the Company entered into agreements with its new President who brought the Company a new business plan of finding and salvaging sunken ships. Our new President, Paul Tidwell, devotes fulltime to implementing the new business plan. He has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish this new business plan, the Company will have to raise substantial debt or equity capital or conduct projects jointly with other parties who provide project funding since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment.

The Company is currently actively considering several projects that have been extensively researched by its President. Mr. Tidwell is considering all options available to pursue one or more of these projects, although no assurances can be given as to the likelihood of his success.

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage of $214,600 at July 31, 2011. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2011 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

All expenses incurred during 2011 and 2010 relate to administrative and professional fees.

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

As of July 31, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting as of July 31, 2011 was effective.

During the quarter ended July 31, 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Innocap has no financial resources, negative working capital and a deficit accumulated during the development stage of $214,600 at July 31, 2011. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2011 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

We currently have only two employees, only one of whom is fulltime, which is not a sufficient number of employees to segregate responsibilities. We may be unable to afford the cost of increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

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

September 19, 2011