Form 10-K
period 2012-01-31
INNOCAP INC
filed 2012-05-15
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

   X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

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

Yes      . No   X  .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 14, 2012 is 97,000,000 common shares, $0.001 par value per share 1,000,000 preferred shares,  $0.001 par value per share .

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding  shares held by non-affiliates, based upon the book value as of January 31, 2012, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: Current Reports on Form 8K filed July 1, 2011, December 5, 2011, January 27, 2012 and March 23, 2012.

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

In July 2008, we completed a 1 for 100 reverse split of shares of our common stock and issued 82,080,000 (which gives retroactive effect to a 19 for 1 forward split declared in February 2009) new shares to settle a substantial portion of our liabilities. In May 2011, holders of $20,000 of the Company’s accrued expenses agreed to accept 2,000,000 of its newly-issued, restricted shares in full settlement of the amounts due to them and issued 1,000,000 shares of preferred stock to Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012. Following these transactions, we had 97,000,000 shares of common stock issued and outstanding. All shares and per share amounts herein give retroactive effect to both of the splits.

In May 2011 the Company entered into agreements with its new President who brought the Company a new business plan of finding and assisting in the salvage of sunken ships. Our new President, Paul Tidwell, devotes fulltime to implementing the new business plan. He has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish this new business plan, the Company will have to raise substantial debt or equity capital or conduct projects jointly with other parties who provide project funding since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment.

Since May 2011 Paul Tidwell has been working fulltime identifying the specific projects that we will attempt to undertake initially and seek financing for those projects. As part of those plans we consider applicable maritime and international laws concerning the ownership of any recovered items. We also consider projects that may be attractive for the sale of video rights to the search and recovery efforts.

In December 2011 we entered into a Memorandum of Understanding with PT. PARADIGMA PUTRA SEJAHTERA, located in Jakarta, Indonesia. The purpose of the Memorandum is to describe the duties of potential salvage projects in Indonesia. The salvage projects under discussion involve the search for and recovery of Chinese porcelain from the Ming and Sung Dynasty and plans to assist in forming an alliance with the Indonesian government that is necessary to pursue these projects.

Over the centuries trading in Chinese porcelain flourished and, as a result, many ships and their cargoes were lost at sea. With modern technology combined with experience in reclamation projects, certain of these ships and cargoes can be located and excavated.

The market for ancient Chinese porcelain is going through resurgence in interest in many parts of the world. This resurgence, in the opinion of the Company, has created a favorable market for these pieces in the United States and Asia.

Paul Tidwell has traveled twice to Indonesia in early 2012 to meet with the principal parties interested in continuing discussions and negotiations designed to obtain contracts on several projects, including:

•

The right to sell or auction the existing Indonesian Government Inventory of Porcelain.

•

The right to undertake an exploration to find the Flor de la Mar, a Portuguese ship that sank in 1511 with a rumored large cargo of treasures.

•

The right to salvage the contents of the Flor de la Mar.

•

The right to sell or auction the contents salvaged from the Flor de la Mar.

The contract discussions will be with Indonesian businessmen who will negotiate to enter into a formal agreement with the Indonesian Government. Innocap will propose being a partner with or contactor for the Indonesian business group. Before a contract can be completed, the parties will have to negotiate how the proceeds of any salvaged assets would be distributed.

Mr. Tidwell has also commenced discussions with a Japanese model distribution company, Hobby Link Japan,  to assist  in the creating of a model of the sunken Japanese submarine I-52 for sale around the world. Mr. Tidwell is respected for his research into the sinking of I-52. The model that is currently in discussions may use the copyright photos and video in the possession of Mr. Tidwell to design the submarine to look as it did subsequent to design changes that were made prior to the submarine being sunk in 1944. Innocap is seeking to develop a video game on the I-52 project and has begun preliminary negotiations with Rika Muranak, an accomplished music composer in Japan.

The likely outcome of these projects and discussions cannot be predicted at this time.

Competition

There are a number of other entities that seek to salvage sunken vessels. These firms generally have greater resources than do we. We believe that our competitive advantage comes from the extensive research done over a long period of time by our President. This research gives us strong indications as to the specific location and possible contents of targeted sunken vessels. It also provides knowledge as to the likelihood of claims by Governments, insurance companies and others with respect to any contents that are recovered.

We cannot predict whether the competitive advantages that we believe exist will result in success of our operations.

Intellectual Property

We have no patents or trademarks.

Employees

As of May 14, 2012, we had one employee, Paul Tidwell, our President, who devotes fulltime to us. Our president oversees all responsibilities in the areas of business plan development and execution. We do not have any other employees at this time. We plan on using subcontractors and independent consultants to work with us on all projects that we undertake.

Item 1A.

RISK FACTORS

Risks Related to the Business

Innocap has a very limited operating history and anticipates on-going operating losses.

Innocap was formed in 2004 as a BDC. Paul Tidwell became a major shareholder in 2011 and introduced the current business plan involving assisting in the salvage of sunken ships. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Innocap’s future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

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

Innocap has no financial resources, negative working capital and a deficit accumulated during the development stage of $234,600 at January 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Through research we will identify potential salvage projects. Each project is expensive to undertake in that they require a significant amount of time, a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment. Therefore, we will have to either locate other parties to undertake the projects on a joint venture basis or obtain significant financing to undertake each salvage project. There is no way of predicting what the availability or terms of partnering or financing will be. Without financing, we cannot undertake any salvage project.

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

We currently have only one employee, which is not a sufficient number of employees to segregate responsibilities. We may be unable to afford the cost of increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

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

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

Anti-takeover  provisions of Nevada State Law hinder a potential takeover of Innocap.

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

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

We have not commenced revenue producing operations and have no assets. We currently operate out of office space located at 120 E Austin Street, Suite 202, Jefferson, TX 75657 which is provided to us by our president for $300 per month which serves as our principal location. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not a party to any pending, or to our knowledge, threatened litigation of any type.

Item 4.

(REMOVED AND RESERVED)

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

There is no current market for the shares of our common stock.  No symbol has been assigned for our securities, and our securities have not been listed or quoted on any Exchange to date. A market maker has filed an application with FINRA so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement of which this prospectus is a part and the subsequent closing of this offering. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether:

•

any market for our shares will develop;

•

the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the DTC to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

As of the close of business on May 14, 2012, there were 40 stockholders of record of our common stock, and 97,000,000 shares were issued and outstanding.

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

Name	Number of Shares*
S. Craig Barton	20,900,000
Gary B. Wolff	19,000,000
GCND, Inc.	28,500,000
Keith Barton	13,680,000
* These shares have been sold in private transactions and are no longer held by the initial recipients listed.

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

Item 6

SELECTED FINANCIAL DATA

We are considered to be a smaller reporting company, as defined by Rule 229.10(f)(1), and, therefore, are not required to provide the information required by this Item.

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

Our balance sheet had no assets, and we had not generated operating revenue. Therefore, we were a shell company until April 2011 when our new President began implementing a specific business plan, as discussed below, on a full time basis.

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage of $234,600 at January 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2012, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

All expenses incurred during 2012 and 2011 relate to administrative and professional fees, except for $22,500 in 2012 which relate to Mr. Tidwell who spent personal funds researching potential projects and to provide offices and information materials.

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

In May 2011, the Company issued 2,000,000 shares of common stock to settle $20,000 in accrued expenses due to consultants.  In May 2011, the Company also issued 1,000,000 shares of preferred stock to Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012. All current operating expenses are being paid by Mr. Tidwell.

Recent Accounting Pronouncements

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

Item 8.

FINANCIAL STATEMENTS

Innocap’s financial statements as of January 31, 2012 and the fiscal year then ended start on page 30.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report.  In making its assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

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

Item 9B

OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended January 31, 2012 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
Paul Tidwell	63	Chairman, President and CFO
Christopher Dubea	53	Vice President, Secretary and Director

Paul Tidwell - has worked as a consultant and contractor in various aspects of the salvage industry for more than 25 years.

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

Possible Potential Conflicts

The OTCBB on which we plan and hope to have our shares of common stock quoted at some point in the future does not have any director independence requirements.

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Our directors’ term of office expires on January 31, 2013. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended January 31, 2012 and 2011. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Paul Tidwell	2012	-0-	-0-	-0-	-0-	-0-	-0-	$1,000
B. Alva Schoomer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-

In May 2011, the shareholders, based on the consents of the holders of a majority of outstanding shares of common stock, voted to remove B. Alva Schoomer as Chairman and President. At the same time, Paul Tidwell was elected Chairman and appointed as President, and Christopher Dubea was elected as a Director and appointed as Vice President and Secretary. Mr. Tidwell received 1,000,000 shares of preferred stock with an estimated value of $1,000. No formal contracts or compensation arrangements exist for either Mr. Tidwell or Mr. Dubea.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at January 31, 2012.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 14, 2012 we had 97,000,000 shares of common stock outstanding which are held by 40 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of May 14, 2012; of all directors and executive officers of Innocap; and of our directors and officers as a group.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Paul Tidwell, 120 E Austin Street, Suite 202, PO Box 489, Jefferson, TX 75657**	68,106,490	70,21
Christopher Dubea, 120 E Austin Street, Suite 202, PO Box 489, Jefferson, TX 75657	-0-
Brian Wolff, 488 Madison Avenue, Suite 1100, New York, NY 10017	5,816,528	6.00
P&E Group, Inc.*, 488 Madison Avenue, Suite 1100, New York, NY 10017	8,811,896	9.08
Cohort Investments, LLC, 488 Madison Avenue, Suite 1100, New York, NY 10022	9,452,386	9.74
Officers and Directors as a group ( 2 members)	68,106,490	70.21

*   P. G. Skarpa has sole voting and investment power for all shares held by P&E Group, Inc.

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

Name	Number of Shares*
S. Craig Barton	20,900,000
Gary B. Wolff	19,000,000
GCND, Inc.	28,500,000
Keith Barton	13,680,000
* These shares have all been sold in private transactions and are none are held by the initial recipients listed.

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

None of our directors is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

a)	understands generally accepted accounting principles and financial statements,
b)	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
c)	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
d)	understands internal controls over financial reporting, and
e)	understands audit committee functions.

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: We have incurred fees totaling $5,000 and $7,510 with PMB Helin Donovan for audit services for the annual audits of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for fiscal 2012 and 2011.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal years ended January 31, 2012 and 2011.

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

By:  Paul Tidwell

President

May 14, 2012

FINANCIAL STATEMENTS

January 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Innocap, Inc.

Jefferson, TX

We have audited the accompanying balance sheets of Innocap, Inc. (a development stage company) as of January 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocap, Inc. as of January 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and for the period from January 23, 2004 (inception) through January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in the development stage and, among other things, has negative working capital of $44,000, an accumulated deficit of $234,600, with no revenues, all of which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

www.pmbhd.com

Houston, Texas

May 14, 2012

INNOCAP, INC.

(a development stage company)

Balance Sheets

January 31, 2012 and 2011

	2012	2011
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$22,500	$38,500
Accrued liabilities – related party	21,500	-

Total Liabilities	44,000	38,500

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding at January 31, 2012	1,000	-
Common stock at $0.001 par value; 190,000,000 shares authorized; 97,000,000 and 95,000,000 shares issued and outstanding	97,000	95,000
Additional paid-in capital	92,600	74,600
Deficit accumulated during the development stage	(234,600)	(208,100)
Total Stockholders’ Deficit	(44,000)	(38,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Operations

	Fiscal Year Ended January 31, 2012	Fiscal Year Ended January 31, 2011	Period from January 23, 2004 (inception) through January 31, 2012

Revenue	$-	$-	$-

General and administrative	26,500	10,250	234,600

Net loss	$(26,500)	$(10,250)	$(234,600)

Net loss per common share - basic and diluted	$(.00)	$(.00)
Weighted average number of common shares outstanding	96,260,274	95,000,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Stockholders’ Deficit

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance at inception	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued at $.001 per share for services, January 23, 2004	-	-	9,500,000	9,500	40,500	-	50,000
Net loss for the period	-	-	-	-	-	(50,000)	(50,000)
Balance, January 31, 2004	-	-	9,500,000	9,500	40,500	(50,000)	-
Issuance of stock options	-	-	-	-	1,600	-	1,600
Exercise of stock options	-	-	3,420,000	3,420	14,580	-	18,000
Net loss for the year	-	-	-	-	-	(59,600)	(59,600)
Balance, January 31, 2005	-	-	12,920,000	12,920	56,680	(109,600)	(40,000)
Net loss for the year	-	-	-	-	-	(21,500)	(21,500)
Balance, January 31, 2006	-	-	12,920,000	12,920	56,680	(131,100)	(61,500)
Net loss for the year	-	-	-	-	-	(12,000)	(12,000)
Balance, January 31, 2007	-	-	12,920,000	12,920	56,680	(143,100)	(73,500)
Net loss for the year	-	-	-	-	-	(14,500)	(14,500)
Balance, January 31, 2008	-	-	12,920,000	12,920	56,680	(157,600)	(88,000)
Issuance of shares for debt	-	-	82,080,000	82,080	17,920	-	100,000
Net loss for the year	-	-	-	-	-	(27,250)	(27,250)
Balance, October 31, 2008	-	-	95,000,000	95,000	74,600	(184,850)	(15,250)
Net loss for the year	-	-	-	-	-	(5,000)	(5,000)
Balance, January 31, 2009	-	-	95,000,000	95,000	74,6000	(189,850)	(20,250)
Net loss for the year	-	-	-	-	-	(8,000)	(8,000)
Balance, January 31, 2010	-	-	95,000,000	95,000	74,600	(197,850)	(28,250)
Net loss for the year	-	-	-	-	-	(10,250)	(10,250)
Balance, January 31, 2011	-	-	95,000,000	95,000	74,600	(208,100)	(38,500)
Issuance of common shares	-	-	2,000,000	2,000	18,000	-	20,000
Issuance of preferred shares	1,000,000	1,000	-	-	-	-	1,000
Net loss for the year	-	-	-	-	-	(26,500)	(26,500)
Balance, January 31, 2011	1,000,000	$ 1,000	97,000,000	$ 97,000	$ 92,600	$ (234,600)	$ (44,000)

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Cash Flows

	For the Fiscal Year Ended January 31,		For the Fiscal Year Ended January 31,	For the Period from January 23, 2004 (inception) through January 31,
	2012		2011	2012
OPERATING ACTIVITIES:
Net Loss	$(26,500)		$(10,250)	$(234,600)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,000		-	52,600
Net change in:
Accrued liabilities	4,000		10,250	142,500
Accrued liabilities – related party	21,500		-	21,500
Net Cash Used by Operating Activities	-		-	(18,000)

FINANCING ACTIVITIES:
Sale of common stock	-		-	18,000

INCREASE IN CASH	-		-	-

CASH AT BEGINNING OF PERIOD	-		-	-
CASH AT END OF PERIOD	$-		$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-		$-	$-
Income taxes	$-		$-	$-
NON-CASH FINANCING ACTIVITIES
Stock issued to pay accrued expenses	$20,000	$		$120,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

January 31, 2011 and 2010

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Innocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In June 2004, it filed a notice with the Securities and Exchange Commission of its intent to elect in good faith, within 90 days from the date of such filing, to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act. In July 2008 the Company withdrew its election and ceased being a BDC. At that time, it decided to use the business connections of its president and become a consulting business. In May 2011 the Company and its principal shareholders entered into agreements with its new President who provided the Company with a new business plan of finding and assisting in the salvaging of sunken ships. To do this, the Company will have to raise capital to undertake each project. There are no assurances that the Company will be successful in obtaining the necessary financing.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2012 and 2011.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of January 31, 2012 or 2011. There are 1,00,000 shares of convertible preferred shares outstanding at January 31, 2012 which are not considered dilutive because the Company incurred operating losses during the year ended January 31, 2012.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At January 31, 2012 the Company had negative working capital of $44,000, an accumulated deficit during the development stage of $234,600, and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

At January 31, 2012, there were 97,000,000 shares of common stock outstanding.

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

At January 31, 2011, the Company had no shares of preferred stock issued and outstanding.

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

NOTE 5 - INCOME TAXES

Innocap has experienced a change in control both in 2008 and in May 2011. Accordingly, the utilization of its net operating loss against future taxable income will be limited and no net operating losses are available to carry forward to offset future taxable income. The operating loss incurred subsequent to the change in control that occurred in May 2011 was approximately $20,000. The potential benefit from the carryforward of this loss has been fully reserved because utilization is doubtful.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $350 per month. There is no formal lease agreement. The Company’s President is currently funding current operating and travel expenses.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of January 31, 2012 through May 14, 2012, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.