Form 10-Q
period 2012-04-30
INNOCAP INC
filed 2012-06-11
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Yes      . No   X  .

At June 8, 2012 the number of shares of the Registrant’s common stock outstanding was 97,000,000.

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

ITEM 1

INNOCAP, INC

(A development stage company)

Balance Sheets

(Unaudited)

	April 30, 2012	January 31, 2012
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$22,500	$22,500
Accrued liabilities – related party	24,000	21,500

Total Liabilities	46,500	44,000

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 190,000,000 shares authorized; 97,000,000 shares issued and outstanding	97,000	97,000
Additional paid-in capital	92,600	92,600
Deficit accumulated during the development stage	(237,100)	(234,600)
Total Stockholders’ Deficit	(46,500)	(44,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Operations

 (Unaudited)

	For the Three Months Ended April 30,	For the Three Months Ended April 30,	For the Period from January 23, 2004 (inception) through April 30,
	2012	2011	2012

General and administrative	$2,500	$1,500	$237,100

Net loss	$(2,500)	$(1,500)	$(237,100)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	97,000,000	95,000,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30, 2012	For the Three Months Ended April 30, 2011	For the Period from January 23, 2004 (inception) through April 30, 2012
OPERATING ACTIVITIES:
Net Loss	$(2,500)	$(1,500)	$(237,100)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	52,600
Net change in:
Accrued liabilities	-	1,500	142,500
Accrued liabilities – related party	2,500	-	24,000
Net Cash Used by Operating Activities	-	-	(18,000)

FINANCING ACTIVITIES:
Sale of common stock	-	-	18,000

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash financing activities
Stock issued to settle accrued liabilities	$-	$-	$120,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2012 AND 2011

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2012.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as defined by Section 915-10-20 of the FASB Accounting Standards Codification. It cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period after giving retroactive effect to the reverse and forward splits.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period after giving retroactive effect to the reverse and forward splits. Shares issuable under the convertible preferred stock were not included in the calculation of earnings per share because they would not have been dilutive.

Recently Issued Accounting Standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 2 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At April 30, 2012 the Company had negative working capital of $46,500, a deficit accumulated during the development stage of $237,100, and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 3 -- SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of April 30, 2012 through June 8, 2012, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2012. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

The Company is currently actively considering several projects that have been extensively researched by its President. Several trips, including to Indonesia, have been taken or are being scheduled. Paul Tidwell has been requested to travel back to Indonesia by the principal parties interested in continuing discussions and negotiations designed to obtain contracts on several projects, including:

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage of $237,100 at April 30, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2012, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

As of April 30, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting as of April 30, 2012 was effective.

During the quarter ended April 30, 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Innocap has no financial resources, negative working capital and a deficit accumulated during the development stage of $237,100 at April 30, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Paul Tidwell

Chief Executive Officer

June 8, 2012