Form 10-Q
period 2012-07-31
INNOCAP INC
filed 2012-09-13
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

At September 13, 2012 the number of shares of the Registrant’s common stock outstanding was 97,000,000.

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

ITEM 1

INNOCAP, INC

(A development stage company)

Balance Sheets

(Unaudited)

	July 31, 2012	January 31, 2012
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$24,000	$22,500
Accrued liabilities – related party	35,333	21,500

Total Liabilities	59,333	44,000

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 190,000,000 shares authorized; 97,000,000 shares issued and outstanding	97,000	97,000
Additional paid-in capital	92,600	92,600
Deficit accumulated during the development stage	(249,933)	(234,600)
Total Stockholders’ Deficit	(59,333)	(44,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Operations

 (Unaudited)

	For the Three Months Ended July 31,	For the Three Months Ended July 31,	For the Period from January 23, 2004 (inception) through July 31,
	2012	2011	2012

General and administrative	$12,833	$5,000	$249,933

Net loss	$(12,833)	$(5,000)	$(249,933)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	97,000,000	96,711,111

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Operations

 (Unaudited)

	For the Six Months Ended July 31,	For the Six Months Ended July 31,	For the Period from January 23, 2004 (inception) through July 31,
	2012	2011	2012

General and administrative	$15,333	$6,500	$249,933

Net loss	$(15,333)	$(6,500)	$(249,933)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	97,000,000	95,855,556

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended July 31, 2012	For the Six Months Ended July 31, 2011	For the Period from January 23, 2004 (inception) through July 31, 2012
OPERATING ACTIVITIES:
Net Loss	$(15,833)	$(6,500)	$(249,933)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	1,000	52,600
Net change in:
Accrued liabilities	1,500	5,500	144,000
Accrued liabilities – related party	13,833	-	35,333
Net Cash Used by Operating Activities	-	-	(18,000)

FINANCING ACTIVITIES:
Sale of common stock	-	-	18,000

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash financing activities
Stock issued to settle accrued liabilities	$-	$9,000	$120,000

INNOCAP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2012 AND 2011

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended July 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. The following notes describe only the material changes in accounting policies, account details or financial statement matters that took place during the first six months of the Company’s fiscal year ending January 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2012.

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

NOTE 2 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At July 31, 2012 the Company had negative working capital of $59,333, a deficit accumulated during the development stage of $249,933, and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 3 -- SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of July 31, 2012 through September 13, 2012, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2012. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

The Company is currently actively considering several projects that have been extensively researched by its President. Several trips, including to Indonesia, Malaysia and the Philippines, have been taken or have been scheduled. The projects being discussed include:

•

The right to sell or auction the existing Indonesian Government Inventory of Porcelain.

•

The right to undertake an exploration to find the Flor de la Mar, a Portuguese ship that sank in 1511 with a rumored large cargo of treasures.

•

The right to salvage the contents of the Flor de la Mar.

•

The right to sell or auction all or a portion of the contents salvaged from the Flor de la Mar.

•

A program to salvage/recover shipwreck artifacts at various sites throughout Panay Island, Philippines.

•

A program to salvage a Japanese submarine sunk during World War ll.

The contract/project discussions are being undertaken with a variety of people and entities, including Government officials outside the United States. Before any contract can be completed, the parties have to negotiate how the proceeds of any salvaged assets would be distributed. The likely outcome of these projects and discussions cannot be predicted at this time.

Paul Tidwell, President of Innocap, is finalizing arrangements for a business trip to Indonesia, Malaysia and the Philippines. The purpose of the trip, which is being made at the request of individuals in the countries being visited, is to advance negotiations that are underway with respect to contracts to locate sunken ships and market old artifacts. We cannot predict the likelihood of a contract or contracts being finalized or executed during this trip which is likely to take place during mid-September.

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage of $249,933 at July 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2012, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

All expenses incurred during the three and six month periods ended July 31, 2012 consist of unreimbursed costs incurred by Mr. Tidwell during his travels to negotiate potential contracts and professional fees.

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

As of July 31, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting as of July 31, 2012 was effective.

During the quarter ended July 31, 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Innocap has no financial resources, negative working capital and a deficit accumulated during the development stage of $249,933 at July 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Salvage projects, if undertaken, may prove unsuccessful.

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

September 13, 2012