Form 10-K/A
period 2012-01-31
INNOCAP INC
filed 2012-11-07
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/Amendment 1

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

As of the close of business on May 14, 2011, there were 40 stockholders of record of our common stock, and 97,000,000 shares were issued and outstanding.

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

Evaluation of Financial Reporting and Disclosure Controls and Procedures

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

November 6, 2012

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

INNOCAP, INC.

(a development stage company)

Statements of Operations

	Fiscal Year Ended January 31, 2012	Fiscal Year Ended January 31, 2011	Period from January 23, 2004 (inception) through January 31, 2012

Revenue	$-	$-	$-

General and administrative	26,500	10,250	234,600

Net loss	$(26,500)	$(10,250)	$(234,600)

Net loss per common share - basic and diluted	(.00)	(.00)
Weighted average number of common shares outstanding	96,260,274	95,000,000

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

INNOCAP, INC.

(a development stage company)

Statements of Cash Flows

	For the Fiscal Year Ended January 31,	For the Fiscal Year Ended January 31,	For the Period from January 23, 2004 (inception) through January 31,
	2012	2011	2012
OPERATING ACTIVITIES:
Net Loss	$(26,500)	$(10,250)	$(234,600)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,000	-	52,600
Net change in:
Accrued liabilities	4,000	10,250	142,500
Accrued liabilities – related party	21,500	-	21,500
Net Cash Used by Operating Activities	-	-	(18,000)

FINANCING ACTIVITIES:
Sale of common stock	-	-	18,000

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH FINANCING ACTIVITIES
Stock issued to pay accrued expenses	$20,000	$-	$120,000

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