Form 10-Q/A
period 2012-04-30
INNOCAP INC
filed 2012-11-07
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/AMENDMENT 1

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

INNOCAP, INC.

(Exact name of registrant as specified in its charter)

Nevada	01–0721929
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

ITEM 4

CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Disclosure Controls and Procedures and Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our internal control over disclosure controls and procedures and financial reporting includes those policies and procedures that:

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

As of April 30, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of April 30, 2012 was effective.

During the quarter ended April 30, 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Item 1.

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

November 6, 2012