Form 10-Q
period 2012-10-31
INNOCAP INC
filed 2012-12-17
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Yes      . No   X  .

At December 17, 2012 the number of shares of the Registrant’s common stock outstanding was 97,000,000.

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

ITEM 1

INNOCAP, INC

(A development stage company)

Balance Sheets

(Unaudited)

	October 31, 2012	January 31, 2012
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$25,000	$22,500
Accrued liabilities – related party	42,836	21,500

Total Liabilities	67,836	44,000

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 190,000,000 shares authorized; 97,000,000 shares issued and outstanding	97,000	97,000
Additional paid-in capital	92,600	92,600
Deficit accumulated during the development stage	(258,436)	(234,600)
Total Stockholders’ Deficit	(67,836)	(44,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,	For the Three Months Ended October 31,	For the Period from January 23, 2004 (inception) through October 31,
	2012	2011	2012

General and administrative	$8,503	$18,500	$258,436

Net loss	$(8,503)	$(18,500)	$(258,436)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	97,000,000	97,000,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	For the Nine Months Ended October 31,	For the Nine Months Ended October 31,	For the Period from January 23, 2004 (inception) through October 31,
	2012	2011	2012

General and administrative	$23,836	$25,000	$258,436

Net loss	$(23,836)	$(25,000)	$(258,436)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	97,000,000	96,238,095

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended October 31, 2012	For the Nine Months Ended October 31, 2011	For the Period from January 23, 2004 (inception) through October 31, 2012
OPERATING ACTIVITIES:
Net Loss	$(23,836)	$(25,000)	$(258,436)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	1,000	52,600
Net change in:
Accrued liabilities	2,500	4,000	145,000
Accrued liabilities – related party	21,336	20,000	42,836
Net Cash Used by Operating Activities	-	-	(18,000)

FINANCING ACTIVITIES:
Sale of common stock	-	-	18,000

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash financing activities
Stock issued to settle accrued liabilities	$-	$20,000	$120,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2012 AND 2011

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended October 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. The following notes describe only the material changes in accounting policies, account details or financial statement matters that took place during the first six months of the Company’s fiscal year ending January 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2012.

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

NOTE 2 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At October 31, 2012 the Company had negative working capital of $67,836, a deficit accumulated during the development stage of $258,436, and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 3 -- SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of October 31, 2012 through December 17, 2012, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2012. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

The Company is currently actively considering several projects that have been extensively researched by its President. Several trips, including to Indonesia, Malaysia and the Philippines, have been taken or have been scheduled. The projects being discussed include:

•

The right to assist in the sale or auction the existing Indonesian Government Inventory of Porcelain.

•

The right to undertake an exploration to find the Flor de la Mar, a Portuguese ship that sank in 1511 with a rumored large cargo of treasures.

•

The right to participate in the salvage of the contents of the Flor de la Mar.

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage of $258,436 at October 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2012, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

All expenses incurred during the three and nine-month periods ended October 31, 2012 consist of unreimbursed costs incurred by Mr. Tidwell during his travels to negotiate potential contracts and professional fees.

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

ITEM 4  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our disclosure controls and procedures includes those policies and procedures that:

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

As of October 31, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of October 31, 2012 was effective.

During the quarter ended October 31, 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has no financial resources, negative working capital and a deficit accumulated during the development stage of $258,436 at October 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop.

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

We have a trading symbol (“INNO”) for our common stock and will try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults upon Senior Securities

None

Item 4.

Mine Safety Disclosures

None

Item 5.

Other Information

None

Item 6.

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

December 17, 2012