Form 10-K
period 2013-01-31
INNOCAP INC
filed 2013-04-30
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Yes       .   No    X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 26, 2013 is 106,500,000 common shares, $0.001 par value per share 1,000,000 preferred shares, $0.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of January 31, 2013, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: Current Reports on Form 8K filed July 17, 2012 and August 28, 2012.

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

The Company has not generated revenues from its planned principal operations and is considered a development stage company as defined by Section 915-10-20 of the FASB Accounting Standards Codification. It cannot take advantage of being an emerging growth company under the JOBS Act because it had become a public company prior to December 8, 2011.

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

In July 2008, we completed a 1 for 100 reverse split of shares of our common stock and issued 82,080,000 (which gives retroactive effect to a 19 for 1 forward split declared in February 2009) new shares to settle a substantial portion of our liabilities. In May 2011, holders of $20,000 of the Company’s accrued expenses agreed to accept 2,000,000 of its newly-issued, restricted shares in full settlement of the amounts due to them and issued 1,000,000 shares of preferred stock to Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012. In January 2013 the Company issued 9,500,000 shares of common stock (including 3,000,000 to Paul Tidwell) to satisfy $20,000 in consulting fees due to an unaffiliated firm and unpaid costs incurred by Mr. Tidwell. Following these transactions, we had 106,500,000 shares of common stock issued and outstanding. All shares and per share amounts disclosed throughout this Report give retroactive effect to both of the splits.

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

The Company is currently actively considering and negotiating several projects that have been extensively researched by its President. Several trips, including to Indonesia, Malaysia and the Philippines, have been taken or have been scheduled. The projects being discussed include:

•

The right to assist in the sale or auction the existing Indonesian Government inventory of ancient Chinese Porcelain.

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

The contract discussions relating to the Flor de la Mar and Chinese Porcelain are with Indonesian businessmen who will negotiate to enter into a formal agreement with the Indonesian Government. Innocap will be a contractor for the Indonesian business group. Before a contract can be completed, the parties will have to negotiate how the proceeds of any salvaged assets would be distributed.

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

Intellectual Property

We have no patents or trademarks.

Employees

As of April 26, 2013, we had one employee, Paul Tidwell, our President, who devotes fulltime to us. Our president oversees all responsibilities in the areas of business plan development and execution. We do not have any other employees at this time. We plan on using subcontractors and independent consultants to work with us on all projects that we undertake.

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

*

competition from entities that are much more established and have greater financial and technical resources than do we;

*

need to develop corporate infrastructure;

*

ability to access and obtain capital when required; and

*

dependence upon key personnel.

Innocap cannot be certain that our new business strategy will be successful or that we will ever be able to commence or sustain revenue generating and profitable activities. Furthermore, Innocap believes that it is probable that we will incur operating losses and negative cash flow for the foreseeable future.

Innocap has no financial resources, negative working capital and a deficit accumulated during the development stage of $282,724 at January 31, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2013 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

If a public market for our common stock develops, short selling could increase the volatility of our stock price.

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

Currently, our president and four other principal shareholders beneficially own more than 90% of our outstanding common stock. Because of this level of beneficial stock ownership, these shareholders will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of such shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our principal shareholders. This level of control may also have an adverse impact on the market value of our shares because these stockholders may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

To continue to have our shares quoted on the over-the-counter bulletin board, we will be required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

To continue to have our shares quoted on the OTCBB, we will be required to remain current in our filings with the SEC in order for shares of our common stock to remain eligible for quotation on the OTCBB. In the event that we become delinquent in our required quarterly and annual filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

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

MINE SAFETY DISCLOSURES

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

As of April 26, 2013, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have a trading symbol (“INNO”) but there can be no assurances as to whether:

•

any market for our shares will develop in the foreseeable future if at all;

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

As of the close of business on April 26, 2013, there were 44 stockholders of record of our common stock, and 106,500,000 shares were issued and outstanding.

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage of $282,724 at January 31, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2013, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

All expenses incurred during the fiscal year ended January 31, 2013 consist of unreimbursed costs incurred by Mr. Tidwell during his travels to negotiate potential contracts and professional fees.

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

In January 2013 the Company issued 9,500,000 shares of common stock (including 3,000,000 to Paul Tidwell) to satisfy $20,000 in consulting fees due to an unaffiliated firm and unpaid costs incurred by Mr. Tidwell.

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

Item 8.

FINANCIAL STATEMENTS

Innocap’s financial statements as of January 31, 2013 and the fiscal year then ended start on page 30.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of PMB Helin Donovan, LLP

On April 5, 2013 the Board of Directors of Innocap, Inc. dismissed PMB Helin Donovan, LLP (“PMB”) as its independent registered public accounting firm.

The report of PMB on the Company’s financial statements for the years ended January 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles but did include an explanatory paragraph questioning the Company’s ability to continue as a going concern. During the period of PMB’s engagement as the Company’s independent registered public accounting firm through April 5, 2013 (the “Engagement Period”), there were no disagreements as defined in Item 304 of Regulation S-K with PMB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PMB, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Engagement Period, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K)..

(b) Engagement of L.L. Bradford & Company, LLC.

On April 5, 2013, the Board of Directors appointed L.L. Bradford & Company, LLC. (“LLB”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During our two most recent fiscal years through April 5, 2013, neither us nor anyone on our behalf consulted LLB regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of January 31, 2013.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2013. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of January 31, 2013, the Company's procedures of internal control over financial reporting were operating in an effective manner.

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

Item 9B

 OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended January 31, 2013 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
Paul Tidwell	64	Chairman, President and CFO
Christopher Dubea	54	Vice President, Secretary and Director

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Our directors’ term of office expires on January 31, 2014. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors.

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

 .

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

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Paul Tidwell, President	2013	-0-	-0-	-0-	-0-	-0-	-0-	$9,230
	2012	-0-	-0-	-0-	-0-	-0-	-0-	$1,000

In 2012, Mr. Tidwell received 1,000,000 shares of preferred stock with an estimated value of $1,000. In 2013, Mr. Tidwell received 3,000,000 shares of common stock valued at $9,230. No formal contracts or compensation arrangements exist for Mr. Tidwell.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at January 31, 2013.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 26, 2013 we had 106,500,000 shares of common stock outstanding which are held by 44 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of April 26, 2013; of all directors and executive officers of Innocap; and of our directors and officers as a group.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Paul Tidwell, 120 E Austin Street, Suite 202, PO Box 489, Jefferson, TX 75657**	71,106,490	66,8
Christopher Dubea, 120 E Austin Street, Suite 202, PO Box 489, Jefferson, TX 75657	-0-	-0-
GCND, Inc., 488 Madison Avenue, Suite 1100, New York, NY 10017	6,500,000	6.1
Officers and Directors as a group ( 2 members)	71,106,490	66.8

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

In January 2013 the Company issued 9,500,000 shares of common stock (including 3,000,000 to Paul Tidwell) to satisfy $20,000 in consulting fees due to an unaffiliated firm and unpaid costs incurred by Mr. Tidwell.

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: We have incurred fees totaling $5,000 and $7,510 for audit services for the annual audits of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for fiscal 2013 and 2012.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal years ended January 31, 2013 and 2012.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

b.

Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innocap, Inc.

(Registrant)

By:  Paul Tidwell

President

April 26, 2013

FINANCIAL STATEMENTS

January 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Innocap, Inc.

Jefferson, TX

We have audited the accompanying balance sheets of Innocap, Inc. (a development stage company) as of January 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocap, Inc. as of January 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and for the period from January 23, 2004 (inception) through January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in the development stage and, among other things, has negative working capital and an accumulated deficit of $62,894, with no revenues, all of which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L.L. Bradford & Company, LLC

/s/ L. L. Bradford & Company, LLC

Houston, Texas

April 26, 2013

INNOCAP, INC.

(a development stage company)

Balance Sheets

January 31, 2013 and 2012

	2013	2012
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$27,000	$22,500
Accrued liabilities – related party	35,894	21,500

Total Liabilities	62,894	44,000

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding at January 31, 2012	1,000	1,000
Common stock at $0.001 par value; 190,000,000 shares authorized; 106,500,000 and 97,000,000 shares issued and outstanding	106,500	97,000
Additional paid-in capital	112,330	92,600
Deficit accumulated during the development stage	(282,724)	(234,600)
Total Stockholders’ Deficit	(62,894)	(44,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Operations

	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012	Period from January 23, 2004 (inception) through January 31, 2013

Revenue	$-	$-	$-

General and administrative	48,124	26,500	282,724

Net loss	$(48,124)	$(26,500)	$(282,724)

Net loss per common share - basic and diluted	$(.00)	$(.00)
Weighted average number of common shares outstanding	97,390,411	96,260,274

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Stockholders’ Deficit

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance at inception	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued at $.001 per share for services, January 23, 2004	-	-	9,500,000	9,500	40,500	-	50,000
Net loss for the period	-	-	-	-	-	(50,000)	(50,000)
Balance, January 31, 2004	-	-	9,500,000	9,500	40,500	(50,000)	-
Issuance of stock options	-	-	-	-	1,600	-	1,600
Exercise of stock options	-	-	3,420,000	3,420	14,580	-	18,000
Net loss for the year	-	-	-	-	-	(59,600)	(59,600)
Balance, January 31, 2005	-	-	12,920,000	12,920	56,680	(109,600)	(40,000)
Net loss for the year	-	-	-	-	-	(21,500)	(21,500)
Balance, January 31, 2006	-	-	12,920,000	12,920	56,680	(131,100)	(61,500)
Net loss for the year	-	-	-	-	-	(12,000)	(12,000)
Balance, January 31, 2007	-	-	12,920,000	12,920	56,680	(143,100)	(73,500)
Net loss for the year	-	-	-	-	-	(14,500)	(14,500)
Balance, January 31, 2008	-	-	12,920,000	12,920	56,680	(157,600)	(88,000)
Issuance of shares for debt	-	-	82,080,000	82,080	17,920	-	100,000
Net loss for the year	-	-	-	-	-	(27,250)	(27,250)
Balance, October 31, 2008	-	-	95,000,000	95,000	74,600	(184,850)	(15,250)
Net loss for the year	-	-	-	-	-	(5,000)	(5,000)
Balance, January 31, 2009	-	-	95,000,000	95,000	74,6000	(189,850)	(20,250)
Net loss for the year	-	-	-	-	-	(8,000)	(8,000)
Balance, January 31, 2010	-	-	95,000,000	95,000	74,600	(197,850)	(28,250)
Net loss for the year	-	-	-	-	-	(10,250)	(10,250)
Balance, January 31, 2011	-	-	95,000,000	95,000	74,600	(208,100)	(38,500)
Issuance of common shares	-	-	2,000,000	2,000	18,000	-	20,000
Issuance of preferred shares	1,000,000	1,000	-	-	-	-	1,000
Net loss for the year	-	-	-	-	-	(26,500)	(26,500)
Balance, January 31, 2011	1,000,000	1,000	97,000,000	97,000	92,600	(234,600)	(44,000)
Issuance of common shares	-	-	9,500,000	9,500	19,730	-	29,230
Net loss for the year	-	-	-	-	-	(48,124)	(48,124)
Balance, January 31, 2013	1,000,000	$ 1,000	106,500,000	$ 106,500	$ 112,330	$ (282,724)	$ (62,894)

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Cash Flows

	For the Fiscal Year Ended January 31,	For the Fiscal Year Ended January 31,	For the Period from January 23, 2004 (inception) through January 31,
	2013	2012	2013
OPERATING ACTIVITIES:
Net Loss	$(48,124)	$(26,500)	$(282,724)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	1,000	52,600
Net change in:
Accrued liabilities	24,500	4,000	167,000
Accrued liabilities – related party	23,624	21,500	45,124
Net Cash Used by Operating Activities	-	-	(18,000)

FINANCING ACTIVITIES:
Sale of common stock	-	-	18,000

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON-CASH FINANCING ACTIVITIES
Stock issued to settle accrued expenses	$29,230	$20,000	$149,230

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of January 31, 2013 or 2012. There were 1,000,000 shares of convertible preferred shares outstanding at both periods which are not considered dilutive because the Company incurred operating losses during each fiscal year.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At January 31, 2013 the Company had negative working capital of $62,894, an accumulated deficit during the development stage of $282,724, and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking revenue producing projects through a new business plan of operations and the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

NOTE 4 – STOCKHOLDERS’ DEFICIT

In May 2011, the Company issued 2,000,000 shares of common stock to settle $20,000 in accrued expenses.

In January 2013 the Company issued 9,500,000 shares of common stock (including 3,000,000 to the Company’s President) to satisfy $20,000 in consulting fees due to an unaffiliated firm and unpaid costs incurred by its President.

At January 31, 2013, there were 106,500,000 shares of common stock outstanding.

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

At January 31, 2013, the Company had no shares of preferred stock issued and outstanding.

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

NOTE 5 - INCOME TAXES

Innocap has experienced a change in control both in 2008 and in May 2011. Accordingly, the utilization of its net operating loss against future taxable income will be limited and no net operating losses are available to carry forward to offset future taxable income. The operating loss incurred subsequent to the change in control that occurred in May 2011 was approximately $68,000. The potential benefit from the carryforward of this loss has been fully reserved because utilization is doubtful.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $350 per month. There is no formal lease agreement. The Company’s President is currently funding current operating and travel expenses.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of January 31, 2013 through April 26, 2013, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.