Form 10-Q
period 2013-04-30
INNOCAP INC
filed 2013-06-06
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

At June 4, 2013 the number of shares of the Registrant’s common stock outstanding was 106,500,000.

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

INNOCAP, INC

(A development stage company)

Balance Sheets

(Unaudited)

	April 30, 2013	January 31, 2013
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$32,500	$27,000
Accrued liabilities – related party	43,942	35,894

Total Liabilities	76,442	62,894

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding at January 31, 2012	1,000	1,000
Common stock at $0.001 par value; 190,000,000 shares authorized; 106,500,000 shares issued and outstanding	106,500	106,500
Additional paid-in capital	112,330	112,330
Deficit accumulated during the development stage	(296,272)	(282,724)
Total Stockholders’ Deficit	(76,442)	(62,894)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,	For the Three Months Ended April 30,	For the Period from January 23, 2004 (inception) through April 30,
	2013	2012	2013

General and administrative	$13,548	$2,500	$296,272

Net loss	$(13,548)	$(2,500)	$(296,272)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	106,500,000	97,000,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30, 2013	For the Three Months Ended April 30, 2012	For the Period from January 23, 2004 (inception) through April 30, 2013
OPERATING ACTIVITIES:
Net Loss	$(13,548)	$(2,500)	$(296,272)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-	52,600
Net change in:
Accrued liabilities	5,500	-	172,500
Accrued liabilities – related party	8,048	2,500	53,172
Net Cash Used by Operating Activities	-	-	(18,000)

FINANCING ACTIVITIES:
Sale of common stock	-	-	18,000

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash financing activities
Stock issued to settle accrued liabilities	$-	$-	$120,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2013 AND 2012

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2013.

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

NOTE 2 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At April 30, 2013 the Company had negative working capital of $76,442, a deficit accumulated during the development stage of $296,272, and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company intends to continue its negotiations on projects that itseeking and investigating potentially revenue producing projects through a new business plan of operations and the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 -- SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of April 30, 2013 through June 4, 2013, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2013. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

Paul Tidwell, President of Innocap, is in ongoing communications with and has made and is planning additional near-term trips to Indonesia, Malaysia and the Philippines. The purpose of these activities, which are being made at the request of individuals in the countries being visited, is to advance negotiations that are underway with respect to contracts to locate sunken ships and market old artifacts. We cannot predict the likelihood of a contract or contracts being finalized as a result of these efforts.

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage of $296,272 at April 30, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2013, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

All expenses incurred during the three months ended April 30, 2013 consist of unreimbursed costs incurred by Mr. Tidwell during his travels to negotiate potential contracts and professional fees.

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

As of April 30, 2013, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of April 30, 2013 was effective.

During the quarter ended April 30, 2013, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has no financial resources, negative working capital and a deficit accumulated during the development stage of $296,272 at April 30, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2013 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Salvage projects, if undertaken, may prove to be unsuccessful.

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

If we do not file a Registration Statement on Form 8-A to become a mandatory reporting company under Section 12(g) of the Securities Exchange Act of 1934, we will continue as a  reporting company and will not be subject to the proxy statement requirements, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity, all of which could reduce the value of your investment and the amount of publicly available information about us.

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

Despite the above and as of effectiveness of our registration statement on January 16, 2009 we became required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying.  Except during the year following our registration statement becoming effective, these reporting obligations may (in our discretion) be automatically suspended by operation of statute under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders and have not filed a Form 8A with the SEC. If we do not file a registration statement on Form 8-A, we will continue as a reporting company and will not be subject to the proxy statement requirements of the 1934 Act, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity. That situation exists now which means that we may file periodic reports voluntarily with the SEC but are not obligated to file those periodic reports with the SEC, and your access to our business information would then be even more restricted. we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners are not required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3

Defaults upon Senior Securities

None

Item 4

Mine Safety Disclosures

N/A

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

June 5, 2013