Form 10-Q
period 2013-07-31
INNOCAP INC
filed 2013-09-13
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

At September 12, 2013 the number of shares of the Registrant’s common stock outstanding was 106,500,000.

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

INNOCAP, INC

(A development stage company)

Balance Sheets

(Unaudited)

	July 31, 2013	January 31, 2013
ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$36,500	$27,000
Accrued liabilities – related party	45,942	35,894

Total Liabilities	82,442	62,894

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding at January 31, 2012	1,000	1,000
Common stock at $0.001 par value; 190,000,000 shares authorized; 106,500,000 shares issued and outstanding	106,500	106,500
Additional paid-in capital	112,330	112,330
Deficit accumulated during the development stage	(302,272)	(282,724)
Total Stockholders’ Deficit	(82,442)	(62,894)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,	For the Three Months Ended July 31,	For the Period from January 23, 2004 (inception) through July 31,
	2013	2012	2013

General and administrative	$6,000	$12,833	$302,272

Net loss	$(6,000)	$(12,833)	$(302,272)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	106,500,000	97,000,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	For the Six Months Ended July 31,	For the Six Months Ended July 31,	For the Period from January 23, 2004 (inception) through July 31,
	2013	2012	2013

General and administrative	$19,548	$15,333	$302,272

Net loss	$(19,548)	$(15,333)	$(302,272)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	106,500,000	97,000,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31, 2013	For the Six Months Ended July 31, 2012	For the Period from January 23, 2004 (inception) through July 31, 2013
OPERATING ACTIVITIES:
Net Loss	$(19,548)	$(15,833)	$(302,272)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation		-	52,600
Net change in:
Accrued liabilities	9,500	1,500	176,500
Accrued liabilities – related party	10,048	13,833	55,172
Net Cash Used by Operating Activities	-	-	(18,000)

FINANCING ACTIVITIES:
Sale of common stock	-	-	18,000

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash financing activities
Stock issued to settle accrued liabilities	$-	$-	$120,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2013 AND 2012

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended July 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2013.

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

NOTE 2 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At July 31, 2013 the Company had negative working capital of $82,442, a deficit accumulated during the development stage of $302,272, and no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company intends to continue its negotiations on projects that it is seeking and investigating potentially revenue producing projects through a new business plan of operations and the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 -- SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of July 31, 2013 through September 12, 2013, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2013. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

Innocap has received an agreement with a company based in the Republic of the Philippines under which Innocap agreed to organize, plan and supervise recovery efforts of a shipwreck located off the coast of the Philippines. The ship, based on preliminary studies, appears to contain a cargo of Chinese porcelain made during the Ming Dynasty. Efforts will be made by Innocap to further identify and evaluate the best method of recovery, which includes conservation and archeological study of the pieces when made available. Under the agreement, the Philippine company is responsible for obtaining all necessary Government and other approvals, permits and licenses. The preliminary recovery efforts will begin when all required permits and licenses are obtained.

Under the terms of the agreement, Innocap will be entitled to 50% of any cargo that is recovered from the salvage. Although many ships from the Ming Dynasty era contained cargoes worth millions of dollars by today's standards, there is no way at this time to estimate the value of the cargo on this sunken ship.

Innocap has also reached an agreement in principle with individuals in Indonesia to exhibit and sell in the International marketplaces ancient Chinese ceramic plates, bowls, vases and other pieces of ceramics. Innocap will receive 50% of the net proceeds generated from the sales of the porcelain. The program will start with Innocap engaging experts to examine the porcelain and verifying the origin and Chinese Dynasty to which each piece relates.

There is no way of predicting whether or when any of the projects being negotiated or pursued by Innocap will be completed and, if completed, the level of profits, if any.

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage at July 31, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2013, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

All expenses incurred during the six months ended July 31, 2013 consist of unreimbursed costs incurred by Mr. Tidwell during his travels to negotiate potential contracts and professional fees.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

Innocap does not have any credit facilities or other commitments for debt or equity financing. In May 2011, the Company and principal shareholders entered into agreements with its new president who will bring the Company a new business plan of finding and salvaging sunken ships. Our new President, Paul Tidwell, will devote fulltime to implementing the new business plan. He has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish this new business plan, the Company will have to raise substantial debt or equity capital since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment. Initially, the Company will seek funds from the business contacts of its new officers. There are no assurances that the Company will be successful in obtaining the necessary financing and, if obtained, what the terms will be. The Company is currently seeking sources of debt and equity financing but cannot predict the likelihood of success.

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

As of July 31, 2013, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of July 31, 2013 was effective.

During the quarter ended July 31, 2013, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has no financial resources, negative working capital and a deficit accumulated during the development stage at July 31, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2013 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

i.

any market for our shares will develop;

ii.

the prices at which our common stock will trade; or

iii.

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

N/A

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

September 12, 2013