Form 10-K
period 2014-01-31
INNOCAP INC
filed 2014-05-15
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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

Yes       . No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 14, 2014 is 106,500,000 common shares, $0.001 par value per share 1,000,000 preferred shares, $0.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding  shares held by non-affiliates, based upon the book value as of January 31, 2014, is $-0-.

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

In May 2011, the shareholders, based on the consents of the holders of a majority of outstanding shares of common stock, voted to Paul Tidwell as Chairman and appointed as President, and Christopher Dubea was elected as a Director and appointed as Vice President and Secretary.

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

Intellectual Property

We have no patents or trademarks.

Employees

As of May 14, 2014, we had one employee, Paul Tidwell, our President, who devotes fulltime to us. Our president oversees all responsibilities in the areas of business plan development and execution. We do not have any other employees at this time. We plan on using subcontractors and independent consultants to work with us on all projects that we undertake.

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

Innocap has no financial resources, negative working capital and a deficit accumulated during the development stage of $328,660 at January 31, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2014 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

As of May 14, 2014, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have a trading symbol (“INNO”) but there can be no assurances as to whether:

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

As of the close of business on May 14, 2014, there were 44 stockholders of record of our common stock, and 106,500,000 shares were issued and outstanding.

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage of $326,660 at January 31, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2014, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

All expenses incurred during the fiscal year ended January 31, 2014 consist of unreimbursed costs incurred by Mr. Tidwell during his travels to negotiate potential contracts and professional fees.

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

Item 8.

FINANCIAL STATEMENTS

Innocap’s financial statements as of January 31, 2014 and the fiscal year then ended start on page 30.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2014. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of January 31, 2014, the Company's procedures of internal control over financial reporting were operating in an effective manner.

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

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
Paul Tidwell	65	Chairman, President and CFO
Christopher Dubea	55	Vice President, Secretary and Director

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Our directors’ term of office expires on January 31, 2015. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended January 31, 2014 and 2013. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Paul Tidwell, President	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	$9,230

In 2013, Mr. Tidwell received 3,000,000 shares of common stock valued at $9,230. No formal contracts or compensation arrangements exist for Mr. Tidwell.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at January 31, 2014.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 14, 2014 we had 106,500,000 shares of common stock outstanding which are held by 44 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of May 14, 2014; of all directors and executive officers of Innocap; and of our directors and officers as a group.

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

** Excludes 1,000,000 shares of preferred stock issued to Paul Tidwell in May 2011. Each share of  preferred stock is convertible into 50 shares of common stock.

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: We have incurred fees totaling $11,450 and $5,000 for audit services for the annual audits of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for fiscal 2014 and 2013.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal years ended January 31, 2014 and 2013.

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

Innocap, Inc.

                         (Registrant)

By:

/s/ Paul Tidwell

President

May 13, 2014

FINANCIAL STATEMENTS

January 31, 2014 and 2013

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2

BALANCE SHEETS

F-3

STATEMENTS OF OPERATIONS

F-4

STATEMENT OF STOCKHOLDERS’ DEFICIT

F-5

STATEMENTS OF CASH FLOWS

F-6

NOTES TO FINANCIAL STATEMENTS

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Innocap, Inc.

Jefferson, TX

We have audited the accompanying balance sheets of Innocap, Inc. (a development stage company) as of January 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocap, Inc. as of January 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, and for the period from January 23, 2004 (inception) through January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in the development stage and, among other things, has negative working capital and an accumulated deficit of $328,660, with no revenues, all of which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L.L. Bradford & Company, LLC

/s/ L. L. Bradford & Company, LLC

Houston, Texas

May 15, 2014

INNOCAP, INC.

(a development stage company)

Balance Sheets

January 31, 2014 and 2013

	2014	2013

ASSETS

CURRENT ASSETS:

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$49,850	$27,000
Accrued liabilities – related party	58,980	35,894

Total Liabilities	108,830	62,894

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 106,500,000 shares issued and outstanding	106,500	106,500
Additional paid-in capital	112,330	112,330
Deficit accumulated during the development stage	(328,660)	(282,724)
Total Stockholders’ Deficit	(108,830)	(62,894)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Operations

	Fiscal Year Ended January 31, 2014	Fiscal Year Ended January 31, 2013	Period from January 23, 2004 (inception) through January 31, 2014

Revenue	$-	$-	$-

General and administrative	45,936	48,124	328,660

Net loss	$(45,936)	$(48,124)	$(328,660)

Net loss per common share - basic and diluted	$(.00)	$(.00)
Weighted average number of common shares outstanding	106,500,000	97,390,411

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Stockholders’ Deficit

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance at inception	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued at $.001 per share for services, January 23, 2004	-	-	9,500,000	9,500	40,500	-	50,000
Net loss for the period	-	-	-	-	-	(50,000)	(50,000)
Balance, January 31, 2004	-	-	9,500,000	9,500	40,500	(50,000)	-
Issuance of stock options	-	-	-	-	1,600	-	1,600
Exercise of stock options	-	-	3,420,000	3,420	14,580	-	18,000
Net loss for the year	-	-	-	-	-	(59,600)	(59,600)
Balance, January 31, 2005	-	-	12,920,000	12,920	56,680	(109,600)	(40,000)
Net loss for the year	-	-	-	-	-	(21,500)	(21,500)
Balance, January 31, 2006	-	-	12,920,000	12,920	56,680	(131,100)	(61,500)
Net loss for the year	-	-	-	-	-	(12,000)	(12,000)
Balance, January 31, 2007	-	-	12,920,000	12,920	56,680	(143,100)	(73,500)
Net loss for the year	-	-	-	-	-	(14,500)	(14,500)
Balance, January 31, 2008	-	-	12,920,000	12,920	56,680	(157,600)	(88,000)
Issuance of shares for debt	-	-	82,080,000	82,080	17,920	-	100,000
Net loss for the year	-	-	-	-	-	(27,250)	(27,250)
Balance, October 31, 2008	-	-	95,000,000	95,000	74,600	(184,850)	(15,250)
Net loss for the year	-	-	-	-	-	(5,000)	(5,000)
Balance, January 31, 2009	-	-	95,000,000	95,000	74,6000	(189,850)	(20,250)
Net loss for the year	-	-	-	-	-	(8,000)	(8,000)
Balance, January 31, 2010	-	-	95,000,000	95,000	74,600	(197,850)	(28,250)
Net loss for the year	-	-	-	-	-	(10,250)	(10,250)
Balance, January 31, 2011	-	-	95,000,000	95,000	74,600	(208,100)	(38,500)
Issuance of common shares	-	-	2,000,000	2,000	18,000	-	20,000
Issuance of preferred shares	1,000,000	1,000	-	-	-	-	1,000
Net loss for the year	-	-	-	-	-	(26,500)	(26,500)
Balance, January 31, 2012	1,000,000	1,000	97,000,000	97,000	92,600	(234,600)	(44,000)
Issuance of common shares	-	-	9,500,000	9,500	19,730	-	29,230
Net loss for the year	-	-	-	-	-	(48,124)	(48,124)
Balance, January 31, 2013	1,000,000	1,000	106,500,000	106,500	112,330	(282,724)	(62,894)
Net loss for the year	-	-	-	-	-	(45,936)	(45,936)
Balance, January 31, 2014	1,000,000	$ 1,000	106,500,000	$ 106,500	$ 112,330	$ (328,660)	$ (108,830)

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

Statements of Cash Flows

		For the Fiscal Year Ended January 31,	For the Fiscal Year Ended January 31,	For the Period from January 23, 2004 (inception) through January 31,
		2014	2013	2014
OPERATING ACTIVITIES:
Net Loss	$	(45,936)	$(48,124)	$(328,660)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation			-	52,600
Net change in:
Accrued liabilities		22,850	24,500	189,850
Accrued liabilities – related party		23,086	23,624	68,210
Net Cash Used by Operating Activities		-	-	(18,000)

FINANCING ACTIVITIES:
Sale of common stock		-	-	18,000

INCREASE IN CASH		-	-	-

CASH AT BEGINNING OF PERIOD		-	-	-
CASH AT END OF PERIOD		$-	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest		$-	$-	$-
Income taxes		$-	$-	$-
NON-CASH FINANCING ACTIVITIES
Stock issued to settle accrued expenses		$-	$29,230	$149,230

See accompanying notes to the financial statements.

INNOCAP, INC.

(a development stage company)

January 31, 2014 and 2013

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of January 31, 2014 or 2013. There were 1,000,000 shares of convertible preferred shares outstanding at both periods which are not considered dilutive because the Company incurred operating losses during each fiscal year.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At January 31, 2014 the Company had negative working capital of $108,830, an accumulated deficit during the development stage of $328,660, and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

At January 31, 2014, there were 106,500,000 shares of common stock outstanding.

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

At January 31, 2014, the Company had 1,000,000 shares of preferred stock issued and outstanding.

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

NOTE 5 - INCOME TAXES

Innocap has experienced a change in control both in 2008 and in May 2011. Accordingly, the utilization of its net operating loss against future taxable income will be limited and no net operating losses are available to carry forward to offset future taxable income. The operating loss incurred subsequent to the change in control that occurred in May 2011 was approximately $113,000. The potential benefit from the carryforward of this loss has been fully reserved because utilization is doubtful.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $350 per month. There is no formal lease agreement. The Company’s President is currently funding current operating and travel expenses.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of January 31, 2014 through May 15, 2014, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.