Form 10-Q
period 2014-04-30
INNOCAP INC
filed 2014-06-16
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At June 13, 2014 the number of shares of the Registrant’s common stock outstanding was 108,700,000.

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

INNOCAP, INC

(A development stage company)

Balance Sheets

(Unaudited)

	April 30, 2014	January 31, 2014
ASSETS

CURRENT ASSETS:

Cash	$22,429	$-

TOTAL ASSETS	$22,429	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$33,466	$49,850
Accrued liabilities – related party	2,382	58,980

Total Liabilities	35,848	108,830

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 190,000,000 shares authorized; 108,700,000 and 106,500,000 shares issued and outstanding	108,700	106,500
Additional paid-in capital	212,130	112,330
Deficit accumulated during the development stage	(335,249)	(328,660)
Total Stockholders’ Deficit	(13,419)	(108,830)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,429	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30, 2014	For the Three Months Ended April 30, 2014	For the Period from January 23, 2004 (inception) through April 30,2014

General and administrative	$6,589	$13,548	$335,249

Net loss	$(6,589)	$(13,548)	$(335,249)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	107,189,888	106,500,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A development stage company)

Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended April 30, 2014	For the Three Months Ended April 30, 2013	For the Period from January 23, 2004 (inception) through April 13, 2014
OPERATING ACTIVITIES:
Net Loss	$(6,589)	$(13,548)	$(335,249)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for expenses	2,000	-	54,600
Net change in:
Accrued liabilities	(16,384)	5,500	173,466
Accrued liabilities – related party	(56,598)	8,048	11,612
Net Cash Used by Operating Activities	(77,571)	-	(95,571)

FINANCING ACTIVITIES:
Sale of common stock	100,000	-	118,000

INCREASE IN CASH	$22,429	$-	$22,429

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	22,429	$-	$22,429

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash financing activities
Stock issued to settle accrued liabilities	$-	$-	$120,000

See accompanying notes to the financial statements.

INNOCAP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2014 AND 2013

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2014.

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

NOTE 2—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At April 30, 2014 the Company had negative working capital of $13,419, an accumulated deficit during the development stage of $335,249, and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking contracts for revenue producing projects through the business contacts and reputation of its president. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

NOTE 3—COMMON STOCK

In April 2014, the Company issued 2,000,000 shares of newly-issued restricted common stock to an unaffiliated investor for $100,000 and an additional 200,000 shares of newly-issued restricted common stock to a consultant for services. At April 30, 2014, there were 108,700,000 shares of common stock outstanding.  A summary of activity in the shareholders’ deficit accounts follows:

	Preferred Shares $	Amount $	Common Shares $	Amount $	Additional Paid-in Capital $	Deficit Accumulated During the Development Stage $	Total $
Balance at January 31, 2014	1000000	1000	106500000	106500	112330	(328660)	(108830)
Issuance of common shares	-	-	2200000	2200	99800	-	102000
Net loss for the period	-	-	-	-	-	(6589)	(6589)
Balance, January 31, 2014	1000000	1000	108700000	108700	212130	(335249)	(13419)

In June 2014, the Company agreed to settle accrued expenses of $10,000 for the issuance of 1,000,000 shares of restricted common stock.

NOTE 4—SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of April 30, 2014 through June 16, 2014, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded other than the agreement to issue 1,000,000 shares of restricted common stock to settle a liability of $10,000 as described in Note 3.

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

The Company is currently actively considering several projects that have been extensively researched by its President. Several trips, including to Indonesia, Malaysia and the Philippines, have been taken. Negotiations, including a letter of intent, have been underway with companies based in Florida and Sweden. A contract has been signed with an Indonesian company. That company is now negotiating a contract with the appropriate Indonesian government departments. If fully executed, the Company would need to obtain financing to carry out its obligations. There is no certainty that such financing could be obtained. The negotiations with the companies in Florida and Sweden, if culminated in a contract similar to the letters of intent, will not require the Company to provide any financing. No assurances can be given regarding the likelihood of these negotiations culminating in such executed contracts.

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage at April 30, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2014, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

All expenses incurred during the three months ended April 30, 2014 consist of unreimbursed costs incurred by Mr. Tidwell during his travels to negotiate potential contracts and professional fees.

The Company will start accruing compensation for its President in an amount to be determined during the quarter ending July 31, 2014.

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

In April 2014, the Company issued 2,000,000 shares of newly-issued restricted common stock to an unaffiliated investor for $100,000.

In June 2014, the Company agreed to settle accrued expenses of $10,000 for the issuance of 1,000,000 shares of restricted common stock.

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

As of April 30, 2014, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of April 30, 2014 was effective.

During the quarter ended April 30, 2014, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has no financial resources, negative working capital and a deficit accumulated during the development stage at April 30, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2014 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

We will need to raise financing for many projects that we undertake.

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

In April 2014, the Company issued 2,000,000 shares of newly-issued restricted common stock to an unaffiliated investor for $100,000 and 200,000 shares of newly-issued restricted common stock for services. The $100,000 is being used for working capital purposes.

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

June 16, 2014