Form 10-Q
period 2014-07-31
INNOCAP INC
filed 2014-09-15
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

At September 15, 2014 the number of shares of the Registrant’s common stock outstanding was 111,700,000.

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

INNOCAP, INC

Balance Sheets

(Unaudited)

	July 31, 2014	January 31, 2014
ASSETS

CURRENT ASSETS:

Cash	$4,014	$-

TOTAL ASSETS	$4,014	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$34,966	$49,850
Accrued liabilities – related party	30,765	58,980

Total Liabilities	65,731	108,830

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 190,000,000 shares authorized; 111,700,000 and 106,500,000 shares issued and outstanding	111,700	106,500
Additional paid-in capital	209,130	112,330
Deficit accumulated during the development stage	(383,547)	(328,660)
Total Stockholders’ Deficit	(61,717)	(108,830)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,014	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	July 31, 2014	July 31, 2013

General and administrative	$48,298	$6,000

Net loss	$(48,298)	$(6,000)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	111,700,000	106,500,000

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Six Months Ended
	July 31, 2014	July 31, 2013

General and administrative	$54,887	$19,548

Net loss	$(54,887)	$(19,548)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	111,700,000	106,500,000

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	July 31, 2014	July 31, 2013

OPERATING ACTIVITIES:
Net Loss	$(54,887)	$(19,548)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for expenses	2,000	-
Net change in:
Accrued liabilities	(14,884)	9,500
Accrued liabilities – related party	(28,215)	10,048
Net Cash Used by Operating Activities	(95,986)	-

FINANCING ACTIVITIES:
Sale of common stock	100,000	-

INCREASE IN CASH	4,014	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	4,014	-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	-	$-
Income taxes	-	$-

Noncash financing activities
Stock issued to settle accrued liabilities	-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended July 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2014.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At July 31, 2014 the Company had negative working capital of $61,717, an accumulated deficit during the development stage of $383,547, and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking contracts for revenue producing projects through the business contacts and reputation of its president. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

NOTE 3 – COMMON STOCK

In April 2014, the Company issued 5,000,000 shares of newly-issued restricted common stock to an unaffiliated investor for $100,000 and an additional 200,000 shares of newly-issued restricted common stock to a consultant for services. At July 31, 2014, there were 111,700,000 shares of common stock outstanding. A summary of activity in the shareholders’ deficit accounts follows:

	Preferred	Amount	Common	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	($)	Shares	($)	($)	($)	($)
Balance at January 31, 2014	1,000,000	1,000	106,500,000	106,500	112,330	(328,660)	(108,830)
Issuance of common shares	-	-	5,200,000	5,200	96,800	-	102,000
Net loss for the period	-	-	-	-	-	(54,887)	(54,887)
Balance, July 31, 2014	1,000,000	1,000	111,700,000	111,700	209,130	(383,547)	(61,717)

In June 2014, the Company agreed to settle accrued expenses of $10,000 for the issuance of 1,000,000 shares of restricted common stock. In August 2014 the Company sold 1,000,000 restricted shares of its common stock for $50,000 and agreed to issue 500,000 shares of restricted common stock to settle $20,000 of accrued expenses due to the Company’s President. All of these shares will be issued in September 2014 at which time there will be 114,200,000 shares of common stock outstanding.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of July 31, 2014 through September 15, 2014, the date these financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded other than the matters described in the last paragraph of Note 3.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2014. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

Innocap has received an agreement with a company based in the Republic of the Philippines under which Innocap agreed to organize, plan and supervise recovery efforts of a shipwreck located off the coast of the Philippines. The ship, based on preliminary studies, appears to contain a cargo of Chinese porcelain made during the Ming Dynasty. Efforts will be made by Innocap to further identify and evaluate the best method of recovery, which includes conservation and archeological study of the pieces when made available. Under the agreement, the Philippine company is responsible for obtaining all necessary Government and other approvals, permits and licenses. The preliminary recovery efforts will begin when and if all required permits and licenses are obtained.

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage at July 31, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2014, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the three and six months ended July 31, 2014 consist of costs incurred by Mr. Tidwell to negotiate potential contracts and professional fees.

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

In April 2014, the Company issued 5,000,000 shares of newly-issued restricted common stock to an unaffiliated investor for $100,000.

In June 2014, the Company agreed to settle accrued expenses of $10,000 for the issuance of 1,000,000 shares of restricted common stock.

In August 2014, the Company agreed to issue 2,000,000 shares of newly-issued restricted common stock to an unaffiliated investor for $50,000 and agreed to issue 500,000 shares of restricted common stock to settle $20,000 of accrued expenses due to the Company’s President.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

As of July 31, 2014, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of July 31, 2014 was effective.

During the quarter ended July 31, 2014, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

(a)

competition from entities that are much more established and have greater financial and technical resources than do we;

(b)

need to develop corporate infrastructure;

(c)

ability to access and obtain capital when required; and

(d)

dependence upon key personnel.

Innocap cannot be certain that our new business strategy will be successful or that we will ever be able to commence or sustain revenue generating and profitable activities. Furthermore, Innocap believes that it is probable that we will incur operating losses and negative cash flow for the foreseeable future.

Innocap has no financial resources, negative working capital and a deficit accumulated during the development stage at July 31, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2014 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2014, the Company issued 5,000,000 shares of newly-issued restricted common stock to an unaffiliated investor for $100,000 and 200,000 shares of newly-issued restricted common stock for services. The $100,000 is being used for working capital purposes.

In August 2014 the Company sold 1,000,000 restricted shares of its common stock for $50,000 and 1,500,000 shares of newly-issued restricted common stock for services and to settle outstanding liabilities. The $50,000 is being used for working capital purposes.

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

September 15, 2014