Form 10-Q
period 2014-10-31
INNOCAP INC
filed 2014-12-16
CIK 1281845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

At December 15, 2014 the number of shares of the Registrant’s common stock outstanding was 114,200,000.

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

INNOCAP, INC

Balance Sheets

(Unaudited)

	October 31, 2014		January 31, 2014
ASSETS

CURRENT ASSETS:

Cash	$16,255	$	−

TOTAL ASSETS	$16,255	$	−

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$24,016		$49,850
Accrued liabilities – related party	41,872		58,980

Total Liabilities	65,888		108,830

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000		1,000
Common stock at $0.001 par value; 190,000,000 shares authorized; 114,200,000 and 106,500,000 shares issued and outstanding	114,200		106,500
Additional paid-in capital	256,630		112,330
Accumulated deficit	(421,463)		(328,660)
Total Stockholders’ Deficit	(49,633)		(108,830)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,255	$	−

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended October 31, 2014	For the Three Months Ended October 31, 2013

General and administrative	$37,916	$6,527

Net loss	$(37,916)	$(6,527)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	112,542,391	106,500,000

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Nine Months Ended October 31, 2014	For the Nine Months Ended October 31, 2013

General and administrative	$92,803	$26,075

Net loss	$(92,803)	$(26,075)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	110,791,176	106,500,000

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Cash Flows

(Unaudited)

		For the Nine Months Ended October 31, 2014		For the Nine Months Ended October 31, 2013
OPERATING ACTIVITIES:
Net Loss		$(92,803)		$(26,075)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for expenses		2,000		−
Net change in:
Accrued liabilities		(25,834)		12,000
Accrued liabilities – related party		(17,108)		14,075
Net Cash Used by Operating Activities		(133,745)		−

FINANCING ACTIVITIES:
Sale of common stock		150,000		−

INCREASE IN CASH		16,255		−

CASH AT BEGINNING OF PERIOD		−		−

CASH AT END OF PERIOD		$16,255	$	−

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$	−	$	−
Income taxes	$	−	$	−

See accompanying notes to the financial statements.

INNOCAP, INC.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2014 AND 2013

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended October 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2014.

The Company cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At October 31, 2014 the Company had negative working capital of $50,633, an accumulated deficit of $421,463, and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking contracts for revenue producing projects through the business contacts and reputation of its president. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

NOTE 3 – COMMON STOCK

In April 2014, the Company issued 5,000,000 shares of newly-issued restricted common stock to an unaffiliated investor for $100,000 and an additional 200,000 shares of newly-issued restricted common stock to a consultant for services. In October 2014, the Company issued 2,500,000 shares of newly-issued restricted common stock to an unaffiliated investor for $50,000 At October 31, 2014, there were 114,200,000 shares of common stock outstanding. A summary of activity in the shareholders’ deficit accounts for the nine months ended October 31, 2014 follows:

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance at January 31, 2014	1,000,000	$1,000	106,500,000	$106,500	$112,330	$(328,660)	$(108,830)
Issuance of common shares	−	−	7,700,000	7,700	144,300	−	152,000
Net loss for the period	−	−	−	−	−	(92,803)	(92,803)
Balance, October 31, 2014	1,000,000	$1,000	114,200,000	$114,200	$256,630	$(421,463)	$(49,633)

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of October 31, 2014 through December 15, 2014, the date these financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as “we,” “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-Q. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2014. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

The Company is currently actively considering several projects that have been extensively researched by its President. Several trips, including to Indonesia, Malaysia and the Philippines, have been taken. Negotiations have been underway with companies based in Florida, Canada and Sweden. A contract has been signed with an Indonesian company. That company is now negotiating a contract with the appropriate Indonesian government departments. If fully executed, the Company would need to obtain financing to carry out its obligations. There is no certainty that such financing could be obtained. The negotiations with the companies in Florida, Canada and Sweden relate to attempts to combine their resources with the Company’s knowledge. No assurances can be given regarding the likelihood of these negotiations culminating in executed contracts.

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

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the three and nine months ended October 31, 2014 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, administrative costs and professional fees.

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

In October 2014, the Company issued 2,500,000 shares of newly-issued restricted common stock to an unaffiliated investor for $50,000.

The Company has agreed to settle accrued expenses of $10,000 for the issuance of 1,000,000 shares of restricted common stock and agreed to issue 500,000 shares of restricted common stock to settle $20,000 of accrued expenses due to the Company’s President. These shares will be issued before the end of December 2014.

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

As of October 31, 2014, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of October 31, 2014 was effective.

During the quarter ended October 31, 2014, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has no financial resources, negative working capital and an accumulated deficit at October 31, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2014 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings or resources, if any, to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares. There may not be any market into which to sell these shares and, if a market exists, the prices may be lower.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2014 the Company sold 2,500,000 restricted shares of its common stock for $50,000.The $50,000 is being used for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innocap, Inc.

(Registrant)

By:

/s/ Paul Tidwell

Paul Tidwell

Chief Executive Officer

December 15, 2014