Form 10-K
period 2015-01-31
INNOCAP INC
filed 2015-04-28
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-153035

INNOCAP, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	01–0721929.
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

112 N. Walnut Street PO Box 489 Jefferson, TX	75657-0489

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 770-378-4180

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes       No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       No  X

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

Yes       No  X

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 28, 2015 is 119,825,000 common shares, $0.001 par value per share 1,000,000 preferred shares, $0.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of January 31, 2015, is $-0-.

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

Intellectual Property

We have no patents or trademarks.

Employees

As of April 28, 2015, we had one employee, Paul Tidwell, our President, who devotes fulltime to us. Our president oversees all responsibilities in the areas of business plan development and execution. We do not have any other employees at this time. We plan on using subcontractors and independent consultants to work with us on all projects that we undertake.

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

Innocap has no financial resources, negative working capital and an accumulated deficit at January 31, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2015 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

We have not commenced revenue producing operations and have no assets. We currently operate out of office space located at 112 N. Walnut Street, Jefferson, TX 75657 which is provided to us by our president for $300 per month which serves as our principal location. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not a party to any pending, or to our knowledge, threatened litigation of any type.

Item 4.

MINE SAFETY DISCLOSURES

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

As of April 28, 2015, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have a trading symbol (“INNO”) but there can be no assurances as to whether:

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

As of the close of business on April 28, 2015, there were 46 stockholders of record of our common stock, and 119,825,000   shares were issued and outstanding.

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and a deficit accumulated during the development stage at July 31, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2015, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the year ended January 31, 2015 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, administrative costs and professional fees.

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

In January 2015, the Company issued 2,500,000 shares of newly-issued restricted common stock to an unaffiliated investor for $50,000.

The Company settled accrued expenses of $10,000 for the issuance of 1,000,000 shares of restricted common stock and issued 1,500,000 shares of restricted common stock to settle $27,000 of accrued expenses due to the Company’s President. It also issued an aggregate of 625,000 shares of restricted common stock to three advisors to pay for $11,250 of services.

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

Item 8.

FINANCIAL STATEMENTS

Innocap’s financial statements as of January 31, 2015 and the fiscal year then ended start on page 31.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

 On February 18, 2015 Innocap was notified by LL Bradford & Company, LLC (“Bradford”) that the firm resigned as the Registrant’s independent registered public accounting firm. Except as noted in the paragraph immediately below, the reports of Bradford on the Company’s financial statements as of January 31, 2014 and for the fiscal year then ended did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The report of Bradford on the Company’s financial statements as of and for the year ended January 31, 2014 contained explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has negative working capital that raises doubt about its ability to continue as a going concern.

During the year ended January 31, 2014 and through February 18, 2015, the Company has not had any disagreements with Bradford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Bradford’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

New independent registered public accounting firm

On February 18, 2015 (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM ”) as its independent registered public accounting firm for the Company’s fiscal year ended January 31, 2015. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with RBSM regarding either:

1.

the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of January 31, 2015.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2015. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of January 31, 2015, the Company's procedures of internal control over financial reporting were operating in an effective manner.

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

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
Paul Tidwell	66	Chairman, President and CFO
Christopher Dubea	56	Vice President, Secretary and Director

Paul Tidwell-has worked as a consultant and contractor in various aspects of the salvage industry for more than 25 years.

Christopher Dubea–became Vice President and a Director in May 2011. Since 2007 he has been a senior project manager at Arion Systems, Inc. in Chantilly, Virginia where he manages large-scale fiscal projects encompassing submersible equipment. From 2002 until 2007, he was a Special Projects Group Manager at Project Consulting Services, Inc. in Metairie, Louisiana where he managed teams that developed advanced underwater pipeline automation equipment. Mr. Dubea has BS and MS degrees from the University of New Orleans.

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Our directors’ term of office expires on January 31, 2016. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended January 31, 2015 and 2014. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Paul Tidwell, President	2015	-0-	-0-	-0-	-0-	-0-	-0-	75,000 (1)
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

Amounts have been accrued.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at January 31, 2015.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 28, 2015 we had 119,825,000 shares of common stock outstanding which are held by 44 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of April 28, 2015 ; of all directors and executive officers of Innocap; and of our directors and officers as a group.

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

Officers and Directors as a group ( 2 members)

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

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws-Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In January 2013 the Company issued 3,000,000 shares of common stock to satisfy unpaid costs incurred by Mr. Tidwell.

In December 2014 the Company issued 1,500,000 shares of common stock to settle $27,000 of accrued expenses due to Mr. Tidwell.

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: We have incurred fees totaling $8,247 and $11,450 for audit services for the annual audits of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for fiscal 2015 and 2014.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal years ended January 31, 2015 and 2014.

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

Innocap, Inc.

(Registrant)

By: /s/Paul Tidwell

President

April 27, 2015

FINANCIAL STATEMENTS

January 31, 2015 and 2014

TABLE OF CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2

BALANCE SHEETS

F-4

STATEMENTS OF OPERATIONS

F-5

STATEMENT OF STOCKHOLDERS’ DEFICIT

F-6

STATEMENTS OF CASH FLOWS

F-7

NOTES TO FINANCIAL STATEMENTS

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Innocap, Inc.

Jefferson, TX

We have audited the accompanying balance sheets of Innocap, Inc. as of January 31, 2015, and the related statements of operations, stockholders’ deficit and cash flows for the fiscal year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocap, Inc. as of January 31, 2015, and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in the development stage and, among other things, has an accumulated deficit of $465,681, with no revenues, all of which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RBSM LLP

/s/ RBSM LLP

Houston, Texas

April 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Innocap, Inc.

Jefferson, TX

We have audited the accompanying balance sheets of Innocap, Inc. as of January 31, 2014, and the related statements of operations, stockholders’ deficit and cash flows for the fiscal year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocap, Inc. as of January 31, 2014, and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

L.L. Bradford & Company, LLC

/s/ L. L. Bradford & Company, LLC

Houston, Texas

May 15, 2014

INNOCAP, INC.

Balance Sheets

January 31, 2015 and 2014

	2015	2014
ASSETS

CURRENT ASSETS:

Cash	$45,199	$-

TOTAL ASSETS	$45,199	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued liabilities	$19,016	$49,850
Accrued liabilities–related party	21,784	58,980

Total Liabilities	40,800	108,830

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 117,325,000 and 106,500,000 shares issued and outstanding	117,325	106,500
Common stock 2,500,000 shares subscribed	2,500	-
Additional paid-in capital	349,255	112,330
Accumulated deficit	(465,681)	(328,660)
Total Stockholders’ Equity (Deficit)	4,399	(108,830)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$45,199	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Operations

Fiscal Years Ended January 31, 2015 and 2014

	2015	2014

Revenue	$-	$-

General and administrative	137,021	45,936

Net loss	$(137,021)	$(45,936)

Net loss per common share - basic and diluted	$(.00)	$(.00)
Weighted average number of common shares outstanding	111,978,356	106,500,000

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Stockholders’ Equity (Deficit)

Fiscal Years Ended January 31, 2015 and 2014

	Preferred		Common		Common Shares subscribed		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount		Amount
Balance, February1, 2013	1,000,000	$ 1,000	106,500,000	$ 106,500	-	$ -	$112,330	$(282,724)	$ (62,894)
Net loss for the year	-	-	-	-	-	-	-	(45,936)	(45,936)
Balance, January 31, 2014	1,000,000	1,000	106,500,000	106,500	-	-	112,330	(328,660)	(108,830)
Share issued for cash	-	-	7,500,000	7,500	-	-	142,500	-	150,000
Share subscribed for cash	-	-			2,500,000	2,500	47,500	-	50,000
Share issued for service	-	-	2,415,000	2,415	-	-	38,735	-	41,150
Share issued to settle prior year accrued expense	-	-	910,000	910	-	-	8,190	-	9,100
Net loss for the year	-	-	-	-	-	-	-	(137,021)	(137,021)
Balance, January 31, 2015	1,000,000	$ 1,000	117,325,000	$ 117,325	2,500,000	$ 2,500	$ 349,255	$ (465,681)	$ 4,399

INNOCAP, INC.

Statements of Cash Flows

Fiscal Years Ended January 31, 2015 and 2014

	2015		2014
OPERATING ACTIVITIES:
Net Loss	$(137,021)	$	(45,936)
Adjustment to reconcile net loss to net cash used in operating activities:
Issuance of shares for services	41,150		-
Net change in:
Accrued liabilities	(21,734)		22,850
Accrued liabilities – related party	(37,196)		23,086
Net Cash Used by Operating Activities	(154,801)		-

FINANCING ACTIVITIES:
Sale of common stock	200,000		-

INCREASE IN CASH	45,199		-

CASH AT BEGINNING OF PERIOD	-		-
CASH AT END OF PERIOD	$45,199		$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$-		$-
NON-CASH FINANCING ACTIVITIES
Stock issued to settle accrued expenses	$9,100		$-

See accompanying notes to the financial statements.

INNOCAP, INC.

January 31, 2015 and 2014

NOTES TO FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION

Innocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In June 2004, it filed a notice with the Securities and Exchange Commission of its intent to elect in good faith, within 90 days from the date of such filing, to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act. In July 2008 the Company withdrew its election and ceased being a BDC. At that time, it decided to use the business connections of its president and become a consulting business. In May 2011 the Company and its principal shareholders entered into agreements with its current President who provided the Company with a new business plan of finding and assisting in the salvaging of sunken ships. To do this, the Company will have to raise capital to undertake each project. There are no assurances that the Company will be successful in obtaining the necessary financing.

The Company cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2015 and 2014.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of January 31, 2015 or 2014. There were 1,000,000 shares of convertible preferred shares outstanding at both periods which are not considered dilutive because the Company incurred operating losses during each fiscal year.

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

NOTE 3-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At January 31, 2015 the Company had an accumulated deficit of $465,681, and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking revenue producing projects through a new business plan of operations and the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

NOTE 4–STOCKHOLDERS’ DEFICIT

In April 2014, the Company issued 5,000,000 shares of newly-issued restricted common stock to an unaffiliated investor for $100,000.

In October 2014, the Company issued 2,500,000 shares of newly-issued restricted common stock to an unaffiliated investor for $50,000.

In January 2015, the Company issued 2,500,000 shares of newly-issued restricted common stock to an unaffiliated investor for $50,000.

In December 2014, the Company settled accrued expenses of $10,000 for the issuance of 1,000,000 shares of restricted common stock and issued 1,500,000 shares of restricted common stock to settle $27,000 of accrued expenses due to the Company’s President. It also issued an aggregate of 625,000 shares of restricted common stock to three advisors to pay for $11,250 of services.

At January 31, 2015, there were 117,325,000 shares of common stock outstanding and 2,500,000 shares subscribed and paid These shares were issued subsequent to year-end.

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

At January 31, 2015, the Company had 1,000,000 shares of preferred stock issued and outstanding.

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

NOTE 5-INCOME TAXES

Innocap has experienced a change in control both in 2008 and in May 2011. Accordingly, the utilization of its net operating loss against future taxable income will be limited and no net operating losses are available to carry forward to offset future taxable income. The operating loss incurred subsequent to the change in control that occurred in May 2011 was approximately $250,000. The potential benefit from the carryforward of this loss has been fully reserved because utilization is doubtful.

NOTE 6-RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $600 per month. There is no formal lease agreement. The Company’s President is currently funding current operating and travel expenses.

NOTE 7–SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of January 31, 2015 through April 27, 2015, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.