Form 10-Q
period 2015-04-30
INNOCAP INC
filed 2015-06-15
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

112 N. Walnut Street
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

At June 12, 2015 the number of shares of the Registrant’s common stock outstanding was 119,825,000.

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

INNOCAP, INC

Balance Sheets

(Unaudited)

	April 30, 2015	January 31,2015
ASSETS

CURRENT ASSETS:

Cash	$18,161	$45,199

TOTAL ASSETS	$18,161	$45,199

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued liabilities	$30,016	$19,016
Accrued liabilities – related party	25,128	21,784

Total Liabilities	55,144	40,800

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 119,825,000 and 117,325,000 shares issued and outstanding	119,825	117,325
Common stock shares subscribed	-	2,500
Additional paid-in capital	349,255	349,255
Accumulated deficit	(507,063)	(465,681)
Total Stockholders’ Equity (Deficit)	(36,983)	4,399

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,161	$45,199

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Operations

 (Unaudited)

	For the Three Months Ended April 30,	For the Three Months Ended April 30,
	2015	2014

General and administrative	$41,382	$6,589

Net loss	$(41,382)	$(6,589)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	118,083,427	107,189,888

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended April 30, 2015	For the Three Months Ended April 30, 2014
OPERATING ACTIVITIES:
Net Loss	$(41,382)	$(6,589)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for expenses	-	2,000
Net change in:
Accrued liabilities	11,000	(16,384)
Accrued liabilities – related party	3,344	(56,598)
Net Cash Used by Operating Activities	(27,038)	(77,571)

FINANCING ACTIVITIES:
Sale of common stock	-	100,000

INCREASE (DECREASE) IN CASH	(27,038)	22,429

CASH AT BEGINNING OF PERIOD	45,199	-
CASH AT END OF PERIOD	$18,161	$22,429

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2015 AND 2014

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2015.

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

NOTE 2 -- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At April 30, 2015 the Company had an accumulated deficit and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking revenue producing projects and financing through the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

NOTE 3 -- COMMON STOCK

During the three months ended April 30, 2015, the Company issued 2,500,000 shares of common stock that had been subscribed to prior to January 31, 2015.

NOTE 4 -- SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of April 30, 2015 through June 12, 2015, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2015. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

In May 2011 the Company entered into agreements with its new President who brought the Company a new business plan of finding and salvaging sunken ships. Our President, Paul Tidwell, devotes fulltime to implementing the new business plan. He has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish this new business plan, the Company will have to raise substantial debt or equity capital or conduct projects jointly with other parties who provide project funding since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment.

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and an accumulated deficit at April 30, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2015, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the three months ended April 30, 2015 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, administrative costs and professional fees.

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

The Company settled accrued expenses of $10,000 for the issuance of 1,000,000 shares of restricted common stock and issued 500,000 shares of restricted common stock to settle $20,000 of accrued expenses due to the Company’s President.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

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

As of April 30, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of April 30, 2015 was effective.

During the quarter ended April 30, 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

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

o

competition from entities that are much more established and have greater financial and technical resources than do we;

o

need to develop corporate infrastructure;

o

ability to access and obtain capital when required; and

o

dependence upon key personnel.

 Innocap cannot be certain that our new business strategy will be successful or that we will ever be able to commence or sustain revenue generating and profitable activities. Furthermore, Innocap believes that it is probable that we will incur operating losses and negative cash flow for the foreseeable future.

Innocap has no financial resources, negative working capital and an accumulated deficit at April 30, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2015 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

Item 6 - Exhibits

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

June 12, 2015