Form 10-Q
period 2015-07-31
INNOCAP INC
filed 2015-09-14
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer      .    Accelerated Filer      .    Non-Accelerated Filer      .    Smaller Reporting Company  X .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes      .  No  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .  No  X .

At September 14, 2015 the number of shares of the Registrant’s common stock outstanding was 119,825,000.

INNOCAP, INC.

Form 10-Q

For the Quarterly Period Ended July 31, 2015

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

INNOCAP, INC.

Balance Sheets

(Unaudited)

	July 31, 2015	January 31,2015
ASSETS

Current Assets

Cash	$16,745	$45,199

Total Assets	$16,745	$45,199

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$29,768	$19,016
Accrued liabilities – related party	29,084	21,784
Contract advance	35,000	-
Total Liabilities	93,852	40,800

Stockholders’ Equity (Deficit)

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 119,825,000 and 117,325,000 shares issued and outstanding	119,825	117,325
Common stock shares subscribed	-	2,500
Additional paid-in capital	349,255	349,255
Accumulated deficit	(547,187)	(465,681)
Total Stockholders’ Equity (Deficit)	(77,107)	4,399

Total Liabilities and Stockholders’ Equity (Deficit)	$16,745	$45,199

See accompanying notes to the unaudited financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2015	2014	2015	2014

General and administrative expenses	$40,124	$48,298	$81,506	$54,887

Net loss	$(40,124)	$(48,298)	$(81,506)	$(54,887)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	119,825,000	111,700,000	118,968,646	111,700,000

See accompanying notes to the unaudited financial statements.

INNOCAP, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31, 2015	For the Six Months Ended July 31, 2014
Operating Activities
Net loss	$(81,506)	$(54,887)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	2,000
Changes in operating liabilities:
Accrued liabilities	10,752	(14,884)
Accrued liabilities – related party	7,300	(28,215)
Net Cash Used in Operating Activities	(63,454)	(95,986)

Financing Activities
Contract advance received	35,000	-
Proceeds from sale of common stock	-	100,000
Net Cash Provided by Financing Activities	35,000	100,000

Increase (Decrease) In Cash	(28,454)	4,014
Cash and cash equivalent at beginning of period	45,199	-
Cash and cash equivalent at end of period	$16,745	$4,014

Supplemental Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited financial statements.

INNOCAP, INC.

Notes to the Financial Statements

For The Six Months Ended July 31, 2015 and 2014

(Unaudited)

NOTE 1 – ORGANIZATION

Innocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In June 2004, the Company filed a notice with the Securities and Exchange Commission of its intent to elect in good faith, within 90 days from the date of such filing, to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 and be subject to Sections 54 through 65 of said Act. In July 2008, the Company withdrew its election and ceased being a BDC. At that time, it decided to use the business connections of its president and become a consulting business. In May 2011, the Company and its principal shareholders entered into agreements with its current President who provided the Company with a new business plan of finding and assisting in the salvaging of sunken ships. To do this, the Company will have to raise capital to undertake each project. There are no assurances that the Company will be successful in obtaining the necessary financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is April 30.

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2015 report filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end January 31, 2015, have been omitted.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

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

Subsequent Events

The Company has evaluated all transactions from July 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed other than described in Note 5.

INNOCAP, INC.

Notes to the Financial Statements

For The Six Months Ended July 31, 2015 and 2014

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At July 31, 2015, the Company had an accumulated deficit of $547,187 and had yet generated revenues from its operations. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking revenue producing projects and financing through the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

NOTE 4 – COMMON STOCK

During the six months ended July 31, 2015, the Company issued 2,500,000 shares of common stock that had been subscribed to prior to January 31, 2015.

NOTE 5 – CONTRACT ADVANCE

The Company entered into an agreement with Charles E. Hill and Associates (“investor”) under which the investor agreed to finance an exploration to find the Flor de la Mar, a Portuguese ship that sank in 1511 with a rumored large cargo of treasures. Undertaking this project is contingent on finalizing an agreement with the Government of Indonesia. The investor is an entity controlled by a minority shareholder of the Company.

The agreement with the investor was finalized in August 2015, but the investor provided an advance of $35,000 during the period ended July 31, 2015. Under the terms of the Agreement, the Company will provide the investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2015. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

Corporate Overview

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

In July 2008, we withdrew our election and ceased being a BDC. At that time, we decided to use the business connections of our president and become a consulting business. Our goal was to obtain clients through our president’s business contacts and then use subcontractors and independent contractors to provide strategic business planning and management consulting to these clients that are likely to be small domestic companies and medium sized international companies trying to establish a business presence in the United States. In November 2008, we terminated our Section 12(g) reporting requirements under the Exchange Act of 1934 by filing a Form 15 with the SEC.

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

Our balance sheet had no assets, and we had not generated operating revenue. Therefore, we were a shell company until April 2011, when our new President began implementing a specific business plan, as discussed below, on a full time basis.

In May 2011, the Company entered into agreements with its new President who brought the Company a new business plan of finding and salvaging sunken ships. Our President, Paul Tidwell, devotes fulltime to implementing the new business plan. He has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish this new business plan, the Company will have to raise substantial debt or equity capital or conduct projects jointly with other parties who provide project funding since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment.

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

The Company entered into an agreement with an investor under which the investor agreed to finance an exploration to find the Flor de la Mar, a Portuguese ship that sank in 1511 with a rumored large cargo of treasures. Undertaking this project is contingent on finalizing an agreement with the Government of Indonesia. The Company has also entered into an agreement with a company in Indonesia to assist it with the negotiations with the Indonesian government. Copies of these agreements are included as Exhibits to this filing.

The agreement with the investor was finalized in August 2015, but the investor provided an advance of $35,000 during the period ended July 31, 2015. Under the terms of the Agreement, the Company will provide the investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

The Company has received an agreement with a company based in the Republic of the Philippines under which Innocap agreed to organize, plan and supervise recovery efforts of a shipwreck located off the coast of the Philippines. The ship, based on preliminary studies, appears to contain a cargo of Chinese porcelain made during the Ming Dynasty. Efforts will be made by Innocap to further identify and evaluate the best method of recovery, which includes conservation and archeological study of the pieces when made available. Under the agreement, the Philippine company is responsible for obtaining all necessary Government and other approvals, permits and licenses. The preliminary recovery efforts will begin when and if all required permits and licenses are obtained.

Under the terms of the agreement, Innocap, Inc. will be entitled to 50% of any cargo that is recovered from the salvage. Although many ships from the Ming Dynasty era contained cargoes worth millions of dollars by today's standards, there is no way at this time to estimate the value of the cargo on this sunken ship.

There is no way of predicting whether or when any of the projects being negotiated or pursued by Innocap will be completed and, if completed, the level of profits, if any.

The Company has no financial resources and has not established a source of equity or debt financing and an accumulated deficit at July 31, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2015, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the three and six months ended July 31, 2015 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, administrative costs and professional fees as well as a $10,000 fee to maintain the Company’s listing on the OTCQB.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of July 31, 2015.

Operating Expenses and Net Loss

Operating expenses for the three months ended July 31, 2015 were $40,124. Operating expenses for the three-month period ended July 31, 2014 was $48,298. Our net losses for the three-month periods ended July 31, 2015 and 2014 were $40,124 and $48,298, respectively.

Operating expenses for the six months ended July 31, 2015 were $81,506. Operating expenses for the six-month period ended July 31, 2014 was $54,887. The increase of $26,619 was primarily due to the compensation of $25,000 per quarter to its President that started in April 2014. Our net losses for the six-month periods ended July 31, 2015 and 2014 were $81,506 and $54,887, respectively.

Liquidity

The Company does not have any credit facilities or other commitments for debt or equity financing. In May 2011, the Company and principal shareholders entered into agreements with its new president who will bring the Company a new business plan of finding and salvaging sunken ships. Our new President, Paul Tidwell, will devote fulltime to implementing the new business plan. He has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish this new business plan, the Company will have to raise substantial debt or equity capital since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment. Initially, the Company will seek funds from the business contacts of its new officers. There are no assurances that the Company will be successful in obtaining the necessary financing and, if obtained, what the terms will be. The Company is currently seeking sources of debt and equity financing but cannot predict the likelihood of success.

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

In July 2008, we elected to cease being a BDC and to become a consulting company. At that time, we effectuated a 1 for 100 reverse split of shares of our common stock and issued 82,080,000 (as restated to give effect to the 19 for 1 forward split declared in May 2011) new shares to settle a substantial portion of our outstanding liabilities.

In May 2011, the Company issued 2,000,000 shares of common stock to settle $20,000 in accrued expenses due to consultants. In May 2011, the Company also issued 1,000,000 shares of preferred stock to Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012. All current operating expenses are being paid by Mr. Tidwell.

In January 2013, the Company issued 9,500,000 shares of common stock (including 3,000,000 to Paul Tidwell) to satisfy $20,000 in consulting fees due to an unaffiliated firm and unpaid costs incurred by Mr. Tidwell.

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

As of July 31, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of July 31, 2015 was not effective.

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

During the quarter ended July 31, 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has no financial resources, negative working capital and an accumulated deficit at July 31, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2015 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCQB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

To continue to have our shares quoted on the OTCQB, we will be required to remain current in our filings with the SEC in order for shares of our common stock to remain eligible for quotation on the OTCBB. In the event that we become delinquent in our required quarterly and annual filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

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

Despite the above and as of effectiveness of our registration statement on January 16, 2009, we became required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying. Except during the year following our registration statement becoming effective, these reporting obligations may (in our discretion) be automatically suspended by operation of statute under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders and have not filed a Form 8A with the SEC. That situation exists now which means that we may file periodic reports voluntarily with the SEC but will no longer be obligated to file those periodic reports with the SEC, and your access to our business information would then be even more restricted. As of January 16, 2009 (the date our registration statement on Form S-1 became effective), we are required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets and are required to register our shares under Section 12 of the Exchange Act. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults upon Senior Securities

None

Item 4.

Mine Safety Disclosures

N/A

Item 5.

Other Information

None

Item 6.

Exhibits

Exhibit Number	Description
10.3	Flor de la Mar Search and Discovery Financing Agreement
10.4	Agreement with PT Makitech Indonesia
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innocap, Inc.

(Registrant)

By:

/s/ Paul Tidwell

Paul Tidwell

Chief Executive Officer

September 14, 2015