Form 10-Q
period 2015-10-31
INNOCAP INC
filed 2015-12-10
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2015

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

At December 9, 2015 the number of shares of the Registrant’s common stock outstanding was 119,825,000.

INNOCAP, INC.

Form 10-Q

For the Quarterly Period Ended October 31, 2015

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

INNOCAP, INC.

Balance Sheets

(Unaudited)

	October 31, 2015	January 31,2015
ASSETS

Current Assets

Cash	$33,075	$45,199

Total Assets	$33,075	$45,199

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$33,518	$19,016
Accrued liabilities – related party	35,484	21,784
Contract advance	75,000	-
Total Liabilities	144,002	40,800

Stockholders’ Equity (Deficit)

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 119,825,000 and 117,325,000 shares issued and outstanding	119,825	117,325
Common stock shares subscribed	-	2,500
Additional paid-in capital	349,255	349,255
Accumulated deficit	(581,007)	(465,681)
Total Stockholders’ Equity (Deficit)	(110,927)	4,399

Total Liabilities and Stockholders’ Equity (Deficit)	$33,075	$45,199

See accompanying notes to the unaudited financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2015	2014	2015	2014

General and administrative expenses	$33,820	$37,916	$115,326	$92,803

Net loss	$(33,820)	$(37,916)	$(115,326)	$(92,803)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	119,825,000	112,542,391	119,257,234	110,791,176

See accompanying notes to the unaudited financial statements.

INNOCAP, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended October 31, 2015	For the Nine Months Ended October 31, 2014
Operating Activities
Net loss	$(115,326)	$(92,803)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	2,000
Changes in operating liabilities:
Accrued liabilities	14,502	(25,834)
Accrued liabilities – related party	13,700	(17,108)
Net Cash Used in Operating Activities	(87,124)	(133,745)

Financing Activities
Contract advance received	75,000	-
Proceeds from sale of common stock	-	150,000
Net Cash Provided by Financing Activities	75,000	150,000

Increase (Decrease) In Cash	(12,124)	16,255
Cash and cash equivalent at beginning of period	45,199	-
Cash and cash equivalent at end of period	$33,075	$16,255

Supplemental Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited financial statements.

INNOCAP, INC.

Notes to the Financial Statements

For The Nine Months Ended October 31, 2015 and 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year-end is January 31.

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2015 report filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end, January 31, 2015, have been omitted.

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

Subsequent Events

The Company has evaluated all transactions from October 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

INNOCAP, INC.

Notes to the Financial Statements

For The Nine Months Ended October 31, 2015 and 2014

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At October 31, 2015, the Company had an accumulated deficit of $581,007 and had yet generated revenues from its operations. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking revenue producing projects and financing through the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

NOTE 4 – COMMON STOCK

During the nine months ended October 31, 2015, the Company issued 2,500,000 shares of common stock all of which had been subscribed to prior to January 31, 2015.

NOTE 5 – CONTRACT ADVANCE

On August 2015, the Company entered into an agreement with Charles E. Hill and Associates (“Investor”) under which the Investor agreed to finance an exploration to find the Flor de la Mar, a Portuguese ship that sank in 1511 with a rumored large cargo of treasures. Undertaking this project is contingent on finalizing an agreement with the Government of Indonesia. The Investor is an entity controlled by a minority shareholder of the Company.

As of October 31, 2015, the Investor had provided advances of $75,000 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2015. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

Our efforts to commence revenue producing consulting activities, in our judgment, were severely impacted by the recession and slow recovery affecting the economy during the period 2008 through 2010. The SEC adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either:

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

The agreement with the investor was finalized in August 2015, but the investor provided an advance of $75,000 during the period ended October 31, 2015. Under the terms of the Agreement, the Company will provide the investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

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

The Company has no financial resources and has not established a source of equity or debt financing (other than for the Flor de la Mar project if an agreement is reached with the government of Indonesia) and an accumulated deficit at October 31, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2015, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the three and nine months ended October 31, 2015, consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, administrative costs and professional fees as well as a $10,000 fee to maintain the Company’s listing on the OTCQB.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of October 31, 2015.

Operating Expenses and Net Loss

Operating expenses and net losses for the three months ended October 31, 2015 and 2014 were $33,820 and $37,916, respectively.

Operating expenses and net losses for the nine months ended October 31, 2015 and 2014 were $115,326 and $92,803, respectively. The increase of $22,523 was primarily due to the compensation of $25,000 per quarter to its President that started in April 2014.

Liquidity

The Company does not have any credit facilities or other commitments for debt or equity financing. To accomplish our business plan, the Company will have to raise substantial debt or equity capital since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment. Initially, the Company will seek funds from the business contacts of its new officers. There are no assurances that the Company will be successful in obtaining the necessary financing and, if obtained, what the terms will be. The Company is currently seeking sources of debt and equity financing but cannot predict the likelihood of success.

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

In August 2015, the Company entered into an agreement with Charles E. Hill and Associates (“Investor”) under which the Investor agreed to finance an exploration to find the Flor de la Mar, a Portuguese ship that sank in 1511 with a rumored large cargo of treasures. Undertaking this project is contingent on finalizing an agreement with the Government of Indonesia. The Investor is an entity controlled by a minority shareholder of the Company.

As of October 31, 2015, the Investor had provided advances of $75,000 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

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

As of October 31, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of October 31, 2015 was not effective.

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

During the quarter ended October 31, 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has no financial resources, negative working capital and an accumulated deficit at October 31, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2015 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

Innocap is and will continue to be completely dependent on the services of our president, Paul Tidwell, the loss of whose services would likely cause our business operations to cease.

Innocap’s current business strategy is completely dependent upon the knowledge, reputation and business contacts of Paul Tidwell, our President.  If we were to lose the services of Mr. Tidwell, it is unlikely that we would be able to continue conducting our business plan even if some financing is obtained.

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

Having only one director, who is also our chief executive officer, limits our ability to establish effective independent corporate governance procedures and increases the control of our president/director.

We have only one director, who is also our chief executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

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

?

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

There has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities.  However, our shares may never be traded on the OTCQB, or, if traded, a public market may not materialize.  If a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment. There can be no assurances as to whether:

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

To continue to have our shares quoted on the OTCQB, we will be required to remain current in our filings with the SEC in order for shares of our common stock to remain eligible for quotation on the OTCQB. In the event that we become delinquent in our required quarterly and annual filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

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

December 10, 2015