Form 10-K
period 2016-01-31
INNOCAP INC
filed 2016-05-02
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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

Yes      .  No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 29, 2016 is 119,825,000 common shares, $0.001 par value per share 1,000,000 preferred shares, $0.001 par value per share.

The Registrant’s common stock has not traded in the OTC Market or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the outstanding shares held by non-affiliates, based upon the book value as of January 31, 2016, is $0.

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

The Company has not generated revenues from its planned principal operations and since its inception. It cannot take advantage of being an emerging growth company under the JOBS Act because it had become a public company prior to December 8, 2011.

Item 1.

BUSINESS

We were incorporated in Nevada on January 23, 2004. On March 1, 2004, we filed a Registration Statement on Form 10SB with the SEC (File No.: 000-50612) and in September 2004, we filed a notice of election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (File No.: 814-00671) which made us a closed-end management investment company. Our goal was to provide investors with the opportunity to participate with a modest amount in venture capital investments that are generally not available to the public and that typically require substantially larger financial commitments.

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

On July 13, 2008, our Board of Directors supported by the written consents of the holders of a majority of our outstanding shares of common stock elected to withdraw our election and we ceased being a BDC and in November 2008, we terminated our Section 12(g) registration and its reporting requirements under the Exchange Act of 1934 by filing the necessary Form 15 with the SEC. At that time, we decided to use the business connections of our then president and become a consulting business. Our goal is to obtain clients through our president’s business contacts and then use subcontractors and independent contractors to provide strategic business planning and management consulting to these clients that are likely to be small domestic companies and to assist medium sized international companies trying to establish a business presence in the United States. All of our resources for the period ended January 31, 2009 were devoted to ending our election as a BDC and preparing related regulatory filings. During the year ended January 31, 2010, we started to work on preparing public filings and developing a new business plan.

In May 2011, our shareholders, based on the consents of the holders of a majority of outstanding shares of common stock, voted to Paul Tidwell as Chairman and appointed as President.

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

Since May 2011, Paul Tidwell has been working fulltime identifying the specific projects that we will attempt to undertake initially and seek financing for those projects. As part of those plans we consider applicable maritime and international laws concerning the ownership of any recovered items. We also consider projects that may be attractive for the sale of video rights to the search and recovery efforts.

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

Intellectual Property

We have no patents or trademarks.

Employees

As of April 29, 2016, we had one employee, Paul Tidwell, our President, who devotes fulltime to us. Our president oversees all responsibilities in the areas of business plan development and execution. We do not have any other employees at this time. We plan on using subcontractors and independent consultants to work with us on all projects that we undertake.

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

Innocap has no financial resources, negative working capital and an accumulated deficit at January 31, 2016. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2016 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Having only one director, who is also an officer, limits our ability to establish effective independent corporate governance procedures and increases the control of our president/director.

We have only one director, who is also an officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

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

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

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

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

As of April 29, 2016, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have a trading symbol (“INNO”) but there can be no assurances as to whether:

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

As of the close of business on April 29, 2016, there were 46 stockholders of record of our common stock, and 119,825,000 shares were issued and outstanding.

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and an accumulated deficit at January 31, 2016. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2015, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the year ended January 31, 2016 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, administrative costs and professional fees.

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

As of January 31, 2016, the Investor had provided advances of $90,000 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

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

Item 8.

FINANCIAL STATEMENTS

Innocap’s financial statements as of January 31, 2016 and the fiscal year then ended start on page F-1.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On August 2, 2015, RBSM LLP sent a letter to the Company notifying the Registrant that the firm resigned as the Registrant’s independent registered public accounting firm. RBSM was engaged by the Company on February 18, 2015. Except as noted in the paragraph immediately below, the reports of RBSM on the Company’s financial statements at January 31, 2015 and for the fiscal year then ended did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The report of RBSM on the Company’s financial statements as of and for the fiscal year ended January 31, 2015 contained explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has negative working capital that raises doubt about its ability to continue as a going concern.

During the fiscal year ended January 31, 2015 and through August 2, 2015, the Company has not had any disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to RBSM’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

New independent registered public accounting firm

On September 2, 2015 (the “Engagement Date”), the Company engaged GBH CPAs, PC (“GBH”) as its independent registered public accounting firm for the Company’s fiscal year ended January 31, 2016. The decision to engage GBH as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with GBH regarding either:

1.

the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Thayer O’Neal concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures were inadequate as of January 31, 2016 to the extent that having only one employee precludes separate duties.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2016. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of January 31, 2016, the Company's procedures of internal control over financial reporting were not adequate to the extent that having one employee precludes a separate of duties.

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

Item 9B

 OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended January 31, 2016 that would have required disclosure in a report on Form 8-K.

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

Possible Potential Conflicts

The OTCQB on which we plan and hope to have our shares of common stock quoted at some point in the future does not have any director independence requirements.

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

Currently we have only one officer who is also our only director and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our directors’ term of office expires on January 31, 2017. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors.

If we have an even number of directors, tie votes on issues will be resolved in favor of the chairman’s vote.

All directors will be reimbursed by us for any expenses incurred in attending directors' meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Code of Business Conduct and Ethics

On February 16, 2010, we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended January 31, 2016 and 2015. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Paul Tidwell, President	2016	-0-	-0-	-0-	-0-	-0-	-0-	100,000 (1)
	2015	-0-	-0-	-0-	-0-	-0-	-0-	75,000 (1)

(1)

Amounts have been accrued.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at January 31, 2016.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 29, 2016, we had 119,825,000 shares of common stock outstanding which are held by 46 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of April 29, 2016; of all directors and executive officers of Innocap; and of our directors and officers as a group.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Paul Tidwell 112 N. Walnut Street, Suite 202, PO Box 489, Jefferson, TX 75657**	72,606,489	60.59%
Officers and Directors as a group ( 1 member)	72,606,489	60.59%

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

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In January 2013, the Company issued 3,000,000 shares of common stock to satisfy unpaid costs incurred by Mr. Tidwell.

In December 2014, the Company issued 1,500,000 shares of common stock to settle $27,000 of accrued expenses due to Mr. Tidwell.

Director Independence; Committees of the Board of Directors

Our Board of Directors is comprised of one individual, who is also integral to the operations of our company, we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules, even though that definition does not currently apply to us, because we are not listed on the NASDAQ. We anticipate that if we expand our Board of Directors in the future, that we will seek to include members who are independent. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors.

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: We have incurred fees totaling $10,000 and $8,247 for audit services for the fiscal 2016 and 2015 annual audits, respectively of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for fiscal 2016 and 2015.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal years ended January 31, 2016 and 2015.

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

April 29, 2016

Innocap, Inc.

(Registrant)

By: /s/ Paul Tidwell

President

FINANCIAL STATEMENTS

January 31, 2016 and 2015

TABLE OF CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

F-2

BALANCE SHEETS

F-4

STATEMENTS OF OPERATIONS

F-5

STATEMENT OF STOCKHOLDERS’ DEFICIT

F-6

STATEMENTS OF CASH FLOWS

F-7

NOTES TO FINANCIAL STATEMENTS

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Innocap, Inc.

Jefferson, TX

We have audited the accompanying balance sheet of Innocap, Inc. as of January 31, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Innocap, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocap Inc. as of January 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Innocap, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Innocap, Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 29, 2016

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

RBSM LLP

/s/ RBSM LLP

Houston, Texas

April 27, 2015

INNOCAP, INC.

Balance Sheets

January 31, 2016 and 2015

	2016	2015

ASSETS

CURRENT ASSETS:

Cash	$23,081	$45,199

TOTAL ASSETS	$23,081	$45,199

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued liabilities	$38,768	$19,016
Accrued liabilities – related party	40,984	21,784
Contract advance	90,000	-

Total Liabilities	169,752	40,800

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 119,825,000 shares issued and outstanding	119,825	119,825
Additional paid-in capital	349,255	349,255
Accumulated deficit	(616,751)	(465,681)
Total Stockholders’ Equity (Deficit)	(146,671)	4,399

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23,081	$45,199

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Operations

Fiscal Years Ended January 31, 2016 and 2015

	2016	2015

Revenue	$-	$-

General and administrative expenses	151,070	137,021

Net loss	$(151,070)	$(137,021)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted.	119,825,000	111,978,356

See accompanying notes to the financial statements.

INNOCAP, INC.

Statement of Stockholders’ Deficit

Fiscal Years Ended January 31, 2016 and 2015

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2014	1,000,000	$ 1,000	106,500,000	$106,500	$ 112,330	$ (328,660)	$ (108,830)
Shares issued for cash	-	-	10,000,000	10,000	190,000	-	200,000
Shares issued for service	-	-	2,415,000	2,415	38,735	-	41,150
Shares issued to settle prior year accrued expense	-	-	910,000	910	8,190	-	9,100
Net loss	-	-	-	-	-	(137,021)	(137,021)
Balance, January 31, 2015	1,000,000	1,000	119,825,000	119,825	349,255	(465,681)	4,399
Net loss	-	-	-	-	-	(151,070)	(151,070)
Balance, January 31, 2016	1,000,000	$ 1,000	119,825,000	$119,825	$ 349,255	$ (616,751)	$ (146,671)

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Cash Flows

Fiscal Years Ended January 31, 2016 and 2015

	2016	2015
OPERATING ACTIVITIES:
Net Loss	$(151,070)	$(137,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of shares for services	-	41,150
Net change in:
Accrued liabilities	19,752	(21,734)
Accrued liabilities – related party	19,200	(37,196)
Net Cash Used by Operating Activities	(112,118)	(154,801)

FINANCING ACTIVITIES:
Contract advance received	90,000	-
Sale of common stock	-	200,000
Net Cash Provided by Financing Activities	90,000	200,000

INCREASE (DECREASE) IN CASH	(22,118)	45,199

CASH AT BEGINNING OF PERIOD	45,199	-
CASH AT END OF PERIOD	$23,081	$45,199

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING ACTIVITIES
Common shares issued to settle accrued expenses	$-	$9,100

See accompanying notes to the financial statements.

INNOCAP, INC.

January 31, 2016 and 2015

NOTES TO FINANCIAL STATEMENTS

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered or assets shipped to a customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company had no material adjustments to its liabilities for unrecognized income tax benefits.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2016 and 2015.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2016 or 2015. There were 1,000,000 shares of convertible preferred shares outstanding at both periods which are not considered dilutive because the Company incurred operating losses during each fiscal year.

Subsequent Events

The Company has evaluated all transactions from January 31, 2016 through the financial issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At January 31, 2016, the Company had negative working capital and an accumulated deficit of $616,751 and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

As of January 31, 2016, the Company had 1,000,000 shares of preferred stock issued and outstanding.

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

In December 2014, the Company issued 3,325,000 shares of restricted common stock:

•

2,415,000 shares were issued for services valued at $41,150 (including 1,500,000 shares to the Company’s President);

•

910,000 shares were issued to settle $9,100 of previously accrued expenses.

As of January 31, 2016, there were 119,825,000 shares of common stock issued and outstanding.

NOTE 5 – INCOME TAXES

Innocap has experienced a change in control both in 2008 and in 2011. Accordingly, the utilization of its net operating loss against future taxable income will be limited and no net operating losses are available to carry forward to offset future taxable income. The operating loss incurred subsequent to the change in control that occurred in 2011 was approximately $400,000. The potential benefit from the carryforward of this loss has been fully reserved because utilization is doubtful.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $350 per month. There is no formal lease agreement. The Company’s President is currently funding the Company current operating and travel expenses.

NOTE 7 – CONTRACT ADVANCE

On August 2015, the Company entered into an agreement with Charles E. Hill and Associates (“Investor”) under which the Investor agreed to finance an exploration to find the Flor de la Mar, a Portuguese ship that sank in 1511 with a rumored large cargo of treasures. Undertaking this project is contingent on finalizing an agreement with the Government of Indonesia. The Investor is an entity controlled by a 8.3% minority shareholder of the Company.

As of January 31, 2016, the Investor had provided advances of $90,000 under this agreement. Under the terms of the agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the advance will be applied to any other contract that is executed by the Company.