Form 10-Q
period 2016-04-30
INNOCAP INC
filed 2016-06-14
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

At June 14, 2016, the number of shares of the Registrant’s common stock outstanding was 124,825,000.

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

INNOCAP, INC.

Balance Sheets

(Unaudited)

	April 30, 2016	January 31, 2016

ASSETS

Current Assets:

Cash	$1,975	$23,081

Total Assets	$1,975	$23,081

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$40,018	$38,768
Accrued liabilities – related party	41,984	40,984
Contract advances	110,000	90,000

Total Liabilities	192,002	169,752

Stockholders’ Deficit:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 119,825,000 shares issued and outstanding	119,825	119,825
Additional paid-in capital	349,225	349,255
Accumulated deficit	(660,107)	(616,751)
Total Stockholders’ Deficit	(190,027)	(146,671)

Total Liabilities and Stockholders’ Deficit	$1,975	$23,081

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Operations

 (Unaudited)

	For the Three Months Ended April 30, 2016	For the Three Months Ended April 30, 2015

General and administrative expenses	$43,356	$41,382

Net loss	$(43,356)	$(41,382)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	119,825,000	118,083,427

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended April 30, 2016	For the Three Months Ended April 30, 2015
Operating Activities:
Net loss	$(43,356)	$(41,382)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
Accrued liabilities	1,250	11,000
Accrued liabilities – related party	1,000	3,344
Net Cash Used in Operating Activities	(41,106)	(27,038)

Financing Activities:
Proceeds from contract advances	20,000	-
Net Cash Provided by Financing Activities	20,000	-

Decrease In Cash	(21,106)	(27,038)

Cash at beginning of period	23,081	45,199
Cash at end of period	$1,975	$18,161

Supplemental Cash Flows Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

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

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2016 report filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end, January 31, 2016, have been omitted.

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

Subsequent Events

The Company has evaluated all transactions from April 30, 2016 through the financial statement issuance date for subsequent event disclosure consideration and have disclosed them in Note 5.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At April 30, 2016, the Company had an accumulated deficit of $660,107 and had yet generated revenues from its operations. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking revenue producing projects and financing through the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

NOTE 4 – ADVANCES

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

As of April 30, 2016, the Investor had provided advances of $110,000 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by the Company.

NOTE 5 – SUBSEQUENT EVENTS

In May 2016, the Company agreed to settle $12,000 of accrued expenses for the issuance of 1,200,000 shares of common stock and agreed to issue 3,000,000 shares of common stock to its President and 800,000 shares of common stock to consultants for services. These shares will be issued in June 2016.

In May 2016, an additional advance of $20,000 was received by the Company bringing the total balance to $130,000.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2016. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

Operations

Our balance sheet had no assets, and we had not generated operating revenue. Our President began implementing a specific business plan, as discussed below, on a full time basis in April 2011.

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

The Company’s principal efforts in 2016 have involved negotiations with several parties to finance the program to salvage a Japanese submarine sunk during World War ll. There is no way of predicting whether or when any of the projects being negotiated or pursued by Innocap will be completed and, if completed, the level of profits, if any.

The Company has no financial resources and has not established a source of equity or debt financing and an accumulated deficit at April 30, 2016. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements for the year ended January 31, 2016, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the three months ended April 30, 2016 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, administrative costs and professional fees.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of April 30, 2016.

Operating Expense and Net Loss

Operating expenses and net losses for the three months ended April 30, 2016 and 2015 were $43,356 and $41,382, respectively.

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

As of April 30, 2016, the Investor had provided advances of $110,000 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

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

As of April 30, 2016, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of April 30, 2016 was ineffective to the extent that having only one employee prevents any separation of duties and responsibilities.

During the quarter ended April 30, 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has no financial resources, negative working capital and an accumulated deficit at April 30, 2016. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2016 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

In addition, upon the effective date of our registration statement on Form S-1 (File No. 333-153035, effective January 16, 2009) we became required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

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

Our shares trade on the OTCQB. However, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. If a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment. There can be no assurances as to whether:

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

June 14, 2016