Form 10-Q
period 2016-07-31
INNOCAP INC
filed 2016-09-14
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

At September 14, 2016, the number of shares of the Registrant’s common stock outstanding was 124,825,000.

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

INNOCAP, INC.

Balance Sheets

(Unaudited)

	July 31, 2016	January 31, 2016

ASSETS

Current Assets

Cash	$13,525	$23,081

Total Assets	$13,525	$23,081

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$29,018	$38,768
Accrued liabilities – related party	23,234	40,984
Contract advances	150,000	90,000
Total Liabilities	202,252	169,752

Stockholders’ Deficit:
Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 124,825,000 and 119,825,000 shares issued and outstanding	124,825	119,825
Additional paid-in capital	409,255	349,255
Accumulated deficit	(723,807)	(616,751)
Total Stockholders’ Deficit	(188,727)	(146,671)

Total Liabilities and Stockholders’ Deficit	$13,525	$23,081

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Operations

 (Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2016	2015	2016	2015

General and administrative	$51,100	$40,124	$94,456	$81,506

Loss on settlement of payables	12,600	-	12,600	-

Net loss	$(63,700)	$(40,124)	$(107,056)	$(81,506)

Net loss per common share -basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	123,466,304	119,825,000	121,665,659	118,968,646

See accompanying notes to the unaudited financial statements.

INNOCAP, INC.

Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended July 31, 2016	For the Six Months Ended July 31, 2015
Operating Activities:
Net loss	$(107,056)	$(81,506)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	10,400	-
Loss on settlement of payables	12,600	-
Changes in operating liabilities:
Accrued liabilities	(13,350)	10,752
Accrued liabilities – related party	27,850	7,300
Net Cash Used in Operating Activities	(69,556)	(63,454)

Financing Activities:
Proceeds from contract advances	60,000	35,000
Net Cash Provided by Financing Activities	60,000	35,000

Decrease In Cash	(9,556)	(28,454)

Cash at beginning of period	23,081	45,199
Cash at end of period	$13,525	$16,745

Supplemental Cash Flows Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Shares issued to settle accrued liabilities – related party	$39,000	$-
Shares issued to settle accrued liabilities	$15,600	$-

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

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2016 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end, January 31, 2016, have been omitted.

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

Subsequent Events

The Company has evaluated all transactions from July 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At July 31, 2016, the Company had an accumulated deficit of $723,807 and had not yet generated revenues from its operations. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

As of July 31, 2016, the Investor had provided advances of $150,000 under this agreement. Under the terms of the agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

If a contract is not reached with Indonesia, the advances will be applied to any other contract that is executed by the Company.

NOTE 5 – COMMON STOCK

In May 2016, the Company agreed to settle accrued expenses of $12,000 for the issuance of 1,200,000 shares of common stock, valued at $15,600 and agreed to issue 3,000,000 shares of common stock to its President in consideration of $30,000, valued at $39,000 in payments due to him. The Company recorded $12,600 loss as part of the settlement of payables.

In May 2016, the Company agreed to issue 800,000 shares of the Company’s common stock to a consultant for services. These shares were valued at $10,400 on the date of issuance.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2016. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

The Company has no financial resources and has not established a source of equity or debt financing and an accumulated deficit at July 31, 2016. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements for the year ended January 31, 2016, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the three and six months ended July 31, 2016 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, administrative costs and professional fees. The administrative costs include $10,000 paid to the OTC Markets.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of July 31, 2016.

Operating Expense and Net Loss

Operating expenses for the three months ended July 31, 2016 were $63,700. Operating expenses for the three months ended July 31, 2015 were $40,124. Our net losses for the three months periods ended July 31, 2016 and 2014 were $63,700 and $40,124, respectively.

Operating expenses for the six months ended July 31, 2016 were $107,056. Operating expenses for the six months ended July 31, 2015 were $81,506. Our net losses for the six-month periods ended July 31, 2016 and 2014 were $107,056 and $81,506, respectively.

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

As of July 31, 2016, the Investor had provided advances of $150,000 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

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

As of July 31, 2016, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of July 31, 2016 was ineffective to the extent that having only one employee prevents any separation of duties and responsibilities.

During the quarter ended July 31, 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Item 1A Risk Factors

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

Innocap has no financial resources, negative working capital and an accumulated deficit at July 31, 2016. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2016 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

*

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

*

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

*

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

*

The basis on which the broker or dealer made the suitability determination, and

*

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

*

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

*

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

*

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

*

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

*

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In May 2016, the Company agreed to settle $12,000 of accrued expenses for the issuance of 1,200,000 shares of common stock and agreed to issue 3,000,000 shares of common stock to its President in consideration of $30,000 in payments due to him. The Company also issued 800,000 shares of common stock to consultants for services.

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

September 14, 2016