Form 10-Q/A
period 2015-10-31
INNOCAP INC
filed 2016-12-07
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Innocap, Inc. (the “Company”) on Form 10-Q for the period ended October 31, 2015, filed with the Securities and Exchange Commission on December 10, 2015 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and amended, and otherwise are not subject to liability under those sections.

PART II

ITEM 6 EXHIBITS

Exhibit Number	Description
31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101	XBRL

* Filed with the SEC on December 10, 2015, as a part of our Form 10-Q for the quarter ended October 31, 2015.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innocap, Inc.

(Registrant)

By:

/s/ Paul Tidwell

Paul Tidwell

Chief Executive Officer

December 6, 2016