Form 10-K/A
period 2016-01-31
INNOCAP INC
filed 2016-12-07
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      .  No  X .

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Innocap, Inc. (the “Company”) on Form 10-K for the period ended January 31, 2016, filed with the Securities and Exchange Commission on May 2, 2016 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1*

Certification of Chief Executive Officer

31.2*

Certification of Chief Financial Officer

101

XBRL

b.

Financial Statement Schedules

None

* Filed with the SEC on May 2, 2016, as a part of our Form 10-K for the year ended January 31, 2016.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 6, 2016

Innocap, Inc.

(Registrant)

By: /s/ Paul Tidwell

President

4