Form 10-Q/A
period 2016-04-30
INNOCAP INC
filed 2016-12-07
CIK 1281845

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Innocap, Inc. (the “Company”) on Form 10-Q for the period ended April 30, 2016, filed with the Securities and Exchange Commission on June 14, 2016 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

* Filed with the SEC on June 14, 2016, as a part of our Form 10-Q for the quarter ended April 30, 2016.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innocap, Inc.

(Registrant)

By:

/s/ Paul Tidwell

Paul Tidwell

Chief Executive Officer

December 6, 2016

3