Form 10-K
period 2017-01-31
INNOCAP INC
filed 2017-04-24
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 24, 2017 was 130,825,000 common shares, $0.001 par value per share 1,000,000 preferred shares, $0.001 par value per share.

The Registrant’s common stock has not traded in the OTC Market or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the outstanding shares held by non-affiliates, based upon the book value as of January 31, 2017, is $0.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: None

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

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

In July 2008, we completed a 1-for-100 reverse split of shares of our common stock and issued 82,080,000 (which gives retroactive effect to a 19-for-1 forward split declared in February 2009) new shares to settle a substantial portion of our liabilities. In May 2011, holders of $20,000 of the Company’s accrued expenses agreed to accept 2,000,000 of its newly-issued, restricted shares in full settlement of the amounts due to them and issued 1,000,000 shares of preferred stock to Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012. In January 2013 the Company issued 9,500,000 shares of common stock (including 3,000,000 to Paul Tidwell) to satisfy $20,000 in consulting fees due to an unaffiliated firm and unpaid costs incurred by Mr. Tidwell. Following these transactions, we had 106,500,000 shares of common stock issued and outstanding. All shares and per share amounts disclosed throughout this Report give retroactive effect to both of the splits.

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

Intellectual Property

We have no patents or trademarks.

Employees

As of April 24, 2017, we had one employee, Paul Tidwell, our President, who devotes fulltime to us. Our president oversees all responsibilities in the areas of business plan development and execution. We do not have any other employees at this time. We plan on using subcontractors and independent consultants to work with us on all projects that we undertake.

Item 1A.

RISK FACTORS

Risks Related to the Business

Innocap has a very limited operating history and anticipates on-going operating losses.

Innocap was formed in 2004 as a BDC. Paul Tidwell became a major shareholder in 2011 and introduced the current business plan involving assisting in the salvage of sunken ships. We currently have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Innocap’s future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

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

Innocap has limited financial resources, negative working capital and an accumulated deficit at January 31, 2017. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2017 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

By having filed a Form 10 Registration Statement with the SEC in March 2004 (File No. 000-50612), we became subject to the reporting requirements under Section 12(g) of the ‘34 Act. Subsequently, in November 2008, we terminated our Section 12(g) registration (and its reporting requirements) under the SEC Exchange Act of 1934 by filing the necessary Form 15 with the SEC.

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

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s written promise to repay us therefore, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

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

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

•

“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

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

Despite the above and as of effectiveness of our registration statement on January 16, 2009 we became required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying. Except during the year following our registration statement becoming effective, these reporting obligations may (in our discretion) be automatically suspended by operation of statute under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders and have not filed a Form 8A with the SEC. That situation exists now which means that we may file periodic reports voluntarily with the SEC but will no longer be obligated to file those periodic reports with the SEC, and your access to our business information would then be even more restricted. Since January 16, 2009 (the date our registration statement on Form S-1 became effective), we have been required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets and are required to register our shares under Section 12 of the Exchange Act. This means that your access to information regarding our business will be limited.

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

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

As of April 19 2017, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have a trading symbol (“INNO”) but there can be no assurances as to whether:

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

As of the close of business on April 24, 2017, there were 46 stockholders of record of our common stock, and 130,825,000 shares were issued and outstanding.

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to financial statements, which are included in this report.

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

Our efforts to commence revenue producing consulting activities, in our judgment, have been severely impacted by the recession and slow recovery affecting the economy during the period 2008 through 2010. The SEC adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either

(a)

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

Under the terms of the agreement, Innocap will be entitled to 50% of any cargo that is recovered from the salvage. Although many ships from the Ming Dynasty era contained cargoes worth millions of dollars by today’s standards, there is no way at this time to estimate the value of the cargo on this sunken ship.

There is no way of predicting whether or when any of the projects being negotiated or pursued by Innocap will be completed and, if completed, the level of profits, if any.

Innocap, Inc. has limited financial resources and has not established a source of equity or debt financing and an accumulated deficit at January 31, 2017. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2017, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company agreed to pay $25,000 per quarter to its President starting with the quarter ended July 31, 2014. All other expenses incurred during the year ended January 31, 2017 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, consulting fees, administrative costs and professional fees.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of January 31, 2017.

Operating Expenses

Operating expenses for the years ended January 31, 2017 and 2016 were $222,919 and $151,070, respectively. The Company also recorded $12,600 for loss on settlement of payable for the year ended January 31, 2016.

Net Loss

Net loss for the years ended January 31, 2017 and 2016 were $222,919 and $151,070, respectively.

Liquidity

Innocap does not have any credit facilities or other commitments for debt or equity financing. In May 2011, the Company and principal shareholders entered into agreements with its new president who will bring the Company a new business plan of finding and salvaging sunken ships. Our President, Paul Tidwell, has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish our business plan, the Company will have to raise substantial debt or equity capital since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment. Initially, the Company will seek funds from the business contacts of its new officers. There are no assurances that the Company will be successful in obtaining the necessary financing and, if obtained, what the terms will be. The Company is currently seeking sources of debt and equity financing but cannot predict the likelihood of success.

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

In January 2013, the Company issued 9,500,000 shares of common stock (including 3,000,000 to Paul Tidwell) to satisfy $20,000 in consulting fees due to an unaffiliated firm and unreimbursed costs incurred by Mr. Tidwell.

In April 2014, the Company issued 5,000,000 shares of newly-issued common stock to an unaffiliated investor for $100,000.

In October 2014, the Company issued 2,500,000 shares of newly-issued common stock to an unaffiliated investor for $50,000.

In January 2015, the Company issued 2,500,000 shares of newly-issued common stock to an unaffiliated investor for $50,000.

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

As of January 31, 2017, the Investor had provided advances of $210,000 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

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

Item 8.

FINANCIAL STATEMENTS

Innocap’s financial statements as of January 31, 2017 and the fiscal year then ended start on page F-1.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the Company recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2017.

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

Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

The Company’s principal executive officer has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2017. In making this assessment, the Company’s principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s principal executive officer has concluded that based on his assessment, as of January 31, 2017, the Company’s procedures of internal control over financial reporting were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B

OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended January 31, 2017 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
Paul Tidwell	67	Chairman, President and CFO

Paul Tidwell - has worked as a consultant and contractor in various aspects of the salvage industry for more than 25 years. He has been president of Innocap since May 2011.

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

Possible Potential Conflicts

The OTCQB on which we plan to have our shares of common stock quoted at some point in the future does not have any director independence requirements.

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our directors’ term of office expires on January 31, 2018. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors.

If we have an even number of directors, tie votes on issues will be resolved in favor of the chairman’s vote.

All directors will be reimbursed by us for any expenses incurred in attending directors’ meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

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

Item 11.

EXECUTIVE COMPENSATION

Our employee is not subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended January 31, 2016 and 2015. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Paul Tidwell, President	2017	-0-	-0-	-0-	-0-	-0-	-0-	100,000 (1)
	2016	-0-	-0-	-0-	-0-	-0-	-0-	100,000 (1)

(1)

The Company has agreed to pay $25,000 per quarter as other compensation to its President.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at January 31, 2017.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 24, 2017, we had 130,825,000 shares of common stock outstanding which are held by 46 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of April 24, 2017; of all directors and executive officers of Innocap; and of our directors and officers as a group.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Paul Tidwell 112 N. Walnut Street, PO Box 489, Jefferson, TX 75657**	77,606,489	58.6

Charles E. Hill & Associates, Inc. 112 N. Walnut Street, PO Box 489, Jefferson, TX 75657	10,000,000	7.6

Officers and Directors as a group (1 member)	77,606,489	58.6

** Excludes 1,000,000 shares of preferred stock issued to Paul Tidwell in May 2011. Each share of preferred stock is convertible into 50 shares of common stock.

Shareholder Matters

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us as long as our shares continue to be penny stocks. Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this Annual Report on Form 10-K, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes (“NRS” or “Nevada law”). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors’ Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In January 2013, the Company issued 3,000,000 shares of common stock to satisfy unreimbursed costs incurred by Mr. Tidwell.

In December 2014, the Company issued 1,500,000 shares of common stock to settle $27,000 of accrued expenses due to Mr. Tidwell.

During the fiscal year ended January 31, 2017, Mr. Tidwell received 5,000,000 shares of common stock to satisfy accrued expenses due to him.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: We have incurred fees totaling $11,500 and $10,750 for audit services for the fiscal 2016 and 2015 annual audits of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for fiscal 2017 and 2016.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal years ended January 31, 2017 and 2016.

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

April 24, 2016

Innocap, Inc.

(Registrant)

By: /s/ Paul Tidwell

Paul Tidwell

President

FINANCIAL STATEMENTS

January 31, 2017 and 2016

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2

BALANCE SHEETS

F-3

STATEMENTS OF OPERATIONS

F-4

STATEMENTS OF STOCKHOLDERS’ DEFICIT

F-5

STATEMENTS OF CASH FLOWS

F-6

NOTES TO FINANCIAL STATEMENTS

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Innocap, Inc.

Jefferson, Texas

We have audited the accompanying balance sheets of Innocap, Inc. as of January 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the fiscal years then ended. Innocap, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocap, Inc. as of January 31, 2017 and 2016, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 24, 2017

INNOCAP, INC.

Balance Sheets

January 31, 2017 and 2016

	2017	2016
ASSETS

CURRENT ASSETS:

Cash	$22,662	$23,081

TOTAL ASSETS	$22,662	$23,081

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued liabilities	$30,018	$38,768
Accrued liabilities – related party	15,234	40,984
Advances on exploration financing	210,000	90,000

Total Liabilities	255,252	169,752

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 130,825,000 and 119,825,000 shares issued and outstanding, respectively	130,825	119,825
Additional paid-in capital	475,255	349,255
Accumulated deficit	(839,670)	(616,751)
Total Stockholders’ Equity (Deficit)	(232,590)	(146,671)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,662	$23,081

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Operations

Fiscal Years Ended January 31, 2017 and 2016

	2017	2016

Revenue	$-	$-

General and administrative expense	210,319	151,070
Loss from settlement of accrued liabilities	(12,600)	-
Loss from operations	(222,919)	(151,070)

Net loss	$(222,919)	$(151,070)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	124,188,388	119,825,000

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Stockholders’ Deficit

Fiscal Years Ended January 31, 2017 and 2016

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2015	1,000,000	$ 1,000	119,825,000	$ 119,825	$ 349,255	$ (465,681)	$ 4,399
Net loss	-	-	-		-	(151,070)	(151,070)
Balance, January 31, 2016	1,000,000	1,000	119,825,000	119,825	349,255	(616,751)	(146,671)
Shares issued for services	-	-	800,000	800	9,600	-	10,400
Shares issued to settle accrued liabilities	-	-	5,200,000	5,200	58,400	-	63,600
Shares issued to settle related party accrued liabilities	-	-	5,000,000	5,000	58,000	-	63,000
Net loss	-	-	-	-	-	(222,919)	(222,919)
Balance, January 31, 2017	1,000,000	$ 1,000	130,825,000	$ 130,825	$ 475,255	$ (839,670)	$ (232,590)

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Cash Flows

Fiscal Years Ended January 31, 2017 and 2016

	2017	2016
OPERATING ACTIVITIES:
Net Loss	$(222,919)	$(151,070)
Adjustment to reconcile net loss to net cash used in operating activities:
Issuance of shares for services	10,400	-
Loss on settlement of accrued liabilities	12,600	-
Net change in operating liabilities:
Accrued liabilities	51,250	19,752
Accrued liabilities – related party	28,250	19,200
Net Cash Used by Operating Activities	(120,419)	(112,118)

FINANCING ACTIVITIES:
Advances received on exploration financing	120,000	90,000
Net Cash Provided by Financing Activities	120,000	90,000

DECREASE IN CASH	(419)	(22,118)

CASH AT BEGINNING OF YEAR	23,081	45,199
CASH AT END OF YEAR	$22,662	$23,081

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING ACTIVITIES
Shares issued to settle accrued liabilities	$63,600	$-
Shares issued to settle accrued liabilities – related party	$63,000	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

January 31, 2017 and 2016

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

Share-Based Payments

The measurement and recognition of compensation expense for all share-based payment awards made to employees and its director are recognized in the financial statements, based on their fair value. The Company measures share-based compensation to consultants and recognizes the fair value of the award over the period of the services are rendered or goods are provided.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2017 or 2016. There were 1,000,000 shares of convertible preferred shares outstanding at both periods which are not considered dilutive because the Company incurred operating losses during each fiscal year.

Subsequent Events

The Company has evaluated all transactions from January 31, 2017 through the financial issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At January 31, 2017, the Company had negative working capital and an accumulated deficit of $839,670 and had no revenues. These factors, among others, indicate that the Company’s continuation as a going concern for the twelve months following the filing of these financial statements is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking revenue producing projects through a new business plan of operations and the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

NOTE 4 – EXPLORATION FINANCING

On August 17, 2015, the Company entered into an agreement with Charles E. Hill and Associates (“Investor”) under which the Investor agreed to finance in several stages an exploration to find the Flor de la Mar, a Portuguese ship that sank in 1511 with a rumored large cargo of treasures. The first stage of financing will be up to $500,000. Undertaking this project is contingent on finalizing an agreement with the Government of Indonesia. The Investor is an entity controlled by a minority shareholder of the Company.

As of January 31, 2017, the Investor had provided advances of $210,000 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

In May 2011, the Company issued 1,000,000 shares of preferred stock to its President Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock commencing on April 1, 2012.

As of January 31, 2017, the Company had 1,000,000 shares of preferred stock issued and outstanding.

Common Stock

In May 2016, the Company agreed to settle accrued liabilities to third parties of $12,000 for the issuance of 1,200,000 shares of common stock, valued at $15,600 and issued 3,000,000 shares of common stock to its President valued at $39,000 to settle obligations of $30,000 due to him. The Company recorded a $12,600 loss for the settlements.

In May 2016, the Company issued 800,000 shares of the Company’s common stock to a consultant for services. These shares were valued at $10,400 on the date of issuance.

In December 2016, The Company agreed to settle accrued liabilities to third parties of $48,000 for the issuance of 4,000,000 shares of common stock valued at $48,000 and issued 2,000,000 shares of common stock to its President valued at $24,000, to settle obligations of $24,000 due to him.

NOTE 6 - INCOME TAXES

Innocap experienced a change in control both in 2008 and in 2011. Accordingly, the utilization of its net operating loss against future taxable income will be limited and no net operating losses are available to carry forward to offset future taxable income. The operating loss incurred subsequent to the change in control that occurred in 2011 was approximately $400,000. The potential benefit from the carryforward of this loss has been fully reserved because utilization is doubtful.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $350 per month. There is no formal lease agreement. The Company’s President is currently funding many of the Company’s current operating and travel expenses.