Form 10-Q
period 2017-04-30
INNOCAP INC
filed 2017-06-12
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

112 N Walnut Street, PO Box 489, Jefferson, Texas 75657-0489
(Address of principal executive offices) (zip code)

903-926-1287
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company filer, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .
Emerging Growth Company	.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act.     .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

At June 12, 2017, the number of shares of the Registrant’s common stock outstanding was 130,825,000.

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

ITEM 1. FINANCIAL STATEMENTS

INNOCAP, INC.

Balance Sheets

(Unaudited)

	April 30, 2017	January 31, 2017

ASSETS

CURRENT ASSETS:

Cash	$4,172	$22,662

TOTAL ASSETS	$4,172	$22,662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued liabilities	$31,518	$30,018
Accrued liabilities – related party	24,484	15,234
Advances on exploration financing	210,000	210,000

Total Liabilities	266,002	255,252

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 130,825,000 shares issued and outstanding	130,825	130,825
Additional paid-in capital	475,255	475,255
Accumulated deficit	(868,910)	(839,670)
Total Stockholders’ Deficit	(261,830)	(232,590)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,172	$22,662

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,	For the Three Months Ended April 30,
	2017	2016

Revenue	$-	$-

General and administrative expenses	29,240	43,356

Net loss	$(29,240)	$(43,356)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	130,825,000	119,825,000

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30, 2017	For the Three Months Ended April 30, 2016
Operating Activities:
Net loss	$(29,240)	$(43,356)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
Accrued liabilities	1,500	1,250
Accrued liabilities – related party	9,250	1,000
Net Cash Used in Operating Activities	(18,490)	(41,106)

Financing Activities:
Proceeds from contract advances	-	20,000
Net Cash Provided by Financing Activities	-	20,000

Decrease In Cash	(18,490)	(21,106)

Cash at beginning of period	22,662	23,081
Cash at end of period	$4,172	$1,975

Supplemental Cash Flows Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year-end is January 31.

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2017 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end, January 31, 2017, have been omitted.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period after giving retroactive effect to the reverse and forward splits. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of April 30, 2017 and January 31, 2017. There were 1,000,000 shares of convertible preferred shares outstanding at both periods which are not considered dilutive because the Company incurred operating losses during each fiscal year.

Subsequent Events

The Company has evaluated all transactions from April 30, 2017 through the financial statement issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

INNOCAP, INC.

Notes to the Financial Statements

 (Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At April 30, 2017, the Company had an accumulated deficit of $868,910 and has not yet generated revenues from its operations. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking revenue producing projects and financing through the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

NOTE 4 – EXPLORATION FINANCING

On August 17, 2015, the Company entered into an agreement with Charles E. Hill and Associates (“Investor”) under which the Investor agreed to finance in several stages of an exploration to find the Flor de la Mar, a Portuguese ship that sank in 1511 with a rumored large cargo of treasures. The first stage of financing will be up to $500,000. Undertaking this project is contingent on finalizing an agreement with the Government of Indonesia. The Investor is an entity controlled by a minority shareholder of the Company.

As of April 30, 2017, the Investor had provided advances of $210,000 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2017. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and an accumulated deficit at April 30, 2017. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2017, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the quarter ended April 30, 2017 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, consulting fees, administrative costs and professional fees.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of April 30, 2017.

Operating Expenses

Operating expenses for the quarters ended April 30, 2017 and 2016 were $29,240 and $43,356, respectively, and represent general and administrative expenses primarily for compensation to its President and professional fees.

Net Loss

Net losses for the quarters ended April 30, 2017 and 2016 were $29,240 and $43,356, respectively.

Liquidity

Innocap does not have any credit facilities or other commitments for debt or equity financing. In May 2011, the Company and principal shareholders entered into agreements with its new president who implemented a new business plan of finding and salvaging sunken ships. Our President, Paul Tidwell, has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish our business plan, the Company will have to raise substantial debt or equity capital since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment. Initially, the Company will seek funds from the business contacts of its new officers. There are no assurances that the Company will be successful in obtaining the necessary financing and, if obtained, what the terms will be. The Company is currently seeking sources of debt and equity financing but cannot predict the likelihood of success.

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

As of April 30, 2017, the Investor had provided advances of $210,000 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

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

As of April 30, 2017, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of April 30, 2017 was ineffective to the extent that having only one employee prevents any separation of duties and responsibilities.

During the quarter ended April 30, 2017, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has no financial resources, negative working capital and an accumulated deficit at April 30, 2017. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2017 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions’ payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

None during Quarter Ended April 30, 2017.

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

Innocap, Inc
(Registrant)

Date: June 12, 2017	By:	/s/ Paul Tidwell
Paul Tidwell
Chief Executive Officer