Form 10-K/A
period 2017-01-31
INNOCAP INC
filed 2017-08-17
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer [  ]Accelerated filer [   ]

Non-accelerated filer [  ]Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Innocap, Inc. (the “Company”) on Form 10-K for the period ended January 31, 2017, filed with the Securities and Exchange Commission on April 24, 2017 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.Exhibits

31.1* Certification of Chief Executive Officer

31.2*Certification of Chief Financial Officer

101XBRL

b.Financial Statement Schedules

None

* Filed with the SEC on April 24, 2017, as a part of our Form 10-K for the year ended January 31, 2017.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2017Innocap, Inc.

(Registrant)

By: /s/ Paul Tidwell

President