Form 10-Q
period 2017-07-31
INNOCAP INC
filed 2017-09-07
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

At September 6, 2017, the number of shares of the Registrant’s common stock outstanding was 140,075,000.

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

INNOCAP, INC.

Balance Sheets

(Unaudited)

	July 31, 2017	January 31, 2017

ASSETS

CURRENT ASSETS:

Cash	$20,989	$22,662

TOTAL ASSETS	$20,989	$22,662

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$22,018	$30,018
Accrued liabilities – related party	49,484	15,234
Advances on exploration financing	255,000	210,000

Total Liabilities	326,502	255,252

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 130,825,000 shares issued and outstanding	130,825	130,825
Additional paid-in capital	475,255	475,255
Accumulated deficit	(912,593)	(839,670)
Total Stockholders’ Deficit	(305,513)	(232,590)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,989	$22,662

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

General and administrative expenses	43,683	51,100	72,923	94,456

Loss on settlement of payables	-	12,600	-	12,600
Net loss	$(43,683)	$(63,700)	$(72,923)	$(107,056)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	130,825,000	123,466,304	130,825,000	121,665,659

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31, 2017	For the Six Months Ended July 31, 2016
Operating Activities:
Net loss	$(72,923)	$(107,056)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	10,400
Loss on settlement of payables	-	12,600
Changes in operating liabilities:
Accrued liabilities	(8,000)	(13,350)
Accrued liabilities – related party	34,250	27,850
Net Cash Used in Operating Activities	(46,673)	(69,556)

Financing Activities:
Proceeds from contract advances	45,000	60,000
Net Cash Provided by Financing Activities	45,000	60,000

Decrease In Cash	(1,673)	(9,556)

Cash at beginning of period	22,662	23,081
Cash at end of period	20,989	$ 13,525

Supplemental Cash Flows Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Shares issued to settle accrued liabilities – related party	$-	$39,000
Shares issued to settle accrued liabilities	$-	$15,600

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period after giving retroactive effect to the reverse and forward splits. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2017 and January 31, 2017. There were 1,000,000 shares of convertible preferred shares outstanding at both periods which are not considered dilutive because the Company incurred operating losses during each fiscal year.

Subsequent Events

The Company has evaluated all transactions from July 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded except as disclosed in Note 5.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At July 31, 2017, the Company had an accumulated deficit of $912,593 and has not yet generated revenues from its operations. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

As of July 31, 2017, the Investor had provided aggregate advances of $255,000 under this Agreement, including $45,000 during the six months ended July 31, 2017. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

If a contract is not reached with Indonesia, the advances will be applied to any other contract that is executed by the Company.

NOTE 5 – NON STATUTORY STOCK OPTION PLAN

In July 2017, the Company established a Non Statutory Stock Option Plan which provides for the issuance of up to 15,000,000 shares of the Company’s common stock. The plan expires on July 25, 2027.

In August 2017, the Company granted options for 9,250,000 shares under the plan to an employee, consultants, and advisors for services, including 4,000,000 to the Company’s President. The shares have an exercise price of $0.006, a term of 10 years, and vested immediately.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Note Regarding Forward-Looking Statements

Certain matters discussed in this interim report on Form 10-Q are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•our future operating results,

•our business prospects,

•our contractual arrangements and relationships with third parties,

•the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

•the adequacy of our cash resources and working capital, and

•other factors identified in our filings with the SEC, press releases and other public communications.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2017. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

Our efforts to commence revenue producing consulting activities, in our judgment, have been severely impacted by the recession and slow recovery affecting the economy during the period 2008 through 2010. The SEC adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either

(a)no or nominal assets;

(b)assets consisting solely of cash and cash equivalents; or

(c)assets consisting of any amount of cash and cash equivalents and nominal other assets.

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

The projects being discussed include:

•A program to salvage a Japanese submarine sunk during World War ll.

•The right to assist in the sale or auction the existing Indonesian Government Inventory of Porcelain.

•The right to undertake an exploration to find the Flor de la Mar, a Portuguese ship that sank in 1511 with a rumored large cargo of treasures.

•The right to participate in the salvage of the contents of the Flor de la Mar.

•The right to sell or auction all or a portion of the contents salvaged from the Flor de la Mar.

•A program to salvage/recover shipwreck artifacts at various sites throughout Panay Island, Philippines.

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and an accumulated deficit at July 31, 2017. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2017, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the quarter ended July 31, 2017 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, consulting fees, administrative costs and professional fees.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of July 31, 2017.

Operating Expenses

Operating expenses for the three months ended July 31, 2017 and 2016 were $43,683 and $51,100, respectively, and represent general and administrative expenses primarily for compensation to its President and professional fees.

Operating expenses for the six months ended July 31, 2017 and 2016 were $72,923 and $94,456, respectively, and represent general and administrative expenses primarily for compensation to its President and professional fees.

Net Loss

Net loss for the three months ended July 31, 2017 and 2016 were $43,683 and $63,700, respectively.

Net loss for the six months ended July 31, 2017 and 2016 were $72,923 and $107,056, respectively.

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

As of July 31, 2017, the Investor had provided aggregate advances of $255,000 under this Agreement, including $45,000 during the six months ended July 31, 2017. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

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

Our internal control over disclosure controls and procedures and financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of July 31, 2017, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of July 31, 2017 was ineffective to the extent that having only one employee prevents any separation of duties and responsibilities.

During the quarter ended July 31, 2017, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Item 1.Legal Proceedings

None

Item 1A.Risk Factors

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

Innocap was formed in 2004 as a BDC. Paul Tidwell became a major shareholder in 2011 and introduced the current business plan involving assisting in the salvage of sunken ships. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Innocap’s future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

•Competition from entities that are much more established and have greater financial and technical resources than do we;

•Need to develop corporate infrastructure;

•Ability to access and obtain capital when required; and

•Dependence upon key personnel.

Innocap cannot be certain that our new business strategy will be successful or that we will ever be able to commence or sustain revenue generating and profitable activities. Furthermore, Innocap believes that it is probable that we will incur operating losses and negative cash flow for the foreseeable future.

Innocap has no financial resources, negative working capital and an accumulated deficit at July 31, 2017. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2017 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

(i)any market for our shares will develop;

(ii)the prices at which our common stock will trade; or the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•The basis on which the broker or dealer made the suitability determination, and

•That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None during Quarter Ended July 31, 2017.

Item 3.Defaults upon Senior Securities

None

Item 4.Mine Safety Disclosures

N/A

Item 5.Other Information

None

Item 6.Exhibits

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

Innocap, Inc.
(Registrant)

September 7, 2017	By:	/s/ Paul Tidwell
Paul Tidwell
Chief Executive Officer