Form 10-Q/A
period 2017-07-31
INNOCAP INC
filed 2017-10-12
CIK 1281845

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Innocap, Inc. (the “Company”) on Form 10-Q for the period ended July 31, 2017, filed with the Securities and Exchange Commission on September 7, 2017 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

* Filed with the SEC on September 7, 2017, as a part of our Form 10-Q for the quarter ended July 31, 2017.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innocap, Inc.

(Registrant)

By:/s/ Paul Tidwell

Paul Tidwell

Chief Executive Officer

October 12, 2017