Form 10-Q
period 2017-10-31
INNOCAP INC
filed 2017-12-07
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]
Emerging Growth Company	[ ]

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

At December 6, 2017, the number of shares of the Registrant’s common stock outstanding was 140,075,000.

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

INNOCAP, INC.

Balance Sheets

(Unaudited)

	October 31, 2017	January 31, 2017

ASSETS

CURRENT ASSETS:

Cash	$4,198	$22,662

TOTAL ASSETS	$4,198	$22,662

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$24,518	$30,018
Accrued liabilities – related party	66,234	15,234
Advances on exploration financing	255,000	210,000

Total Liabilities	345,752	255,252

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 140,075,000 and 130,825,000 shares issued and outstanding, respectively	140,075	130,825
Additional paid-in capital	521,505	475,255
Accumulated deficit	(1,004,134)	(839,670)
Total Stockholders’ Deficit	(341,554)	(232,590)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,198	$22,662

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

General and administrative expenses	91,541	50,478	164,464	144,934

Loss on settlement of payables	-	-	-	12,600
Net loss	$(91,541)	$(50,478)	$(164,464)	$(157,534)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	138,366,000	124,825,000	133,366,000	122,726,460

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended October 31, 2017	For the Nine Months Ended October 31, 2016
Operating Activities:
Net loss	$(164,464)	$(157,534)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	55,500	10,400
Loss on settlement of payables	-	12,600
Changes in operating liabilities:
Accrued liabilities	(5,500)	5,650
Accrued liabilities – related party	51,000	36,850
Net Cash Used in Operating Activities	(63,464)	(92,034)

Financing Activities:
Proceeds from exploration advances	45,000	80,000
Net Cash Provided by Financing Activities	45,000	80,000

Decrease In Cash	(18,464)	(12,034)

Cash at beginning of period	22,662	23,081
Cash at end of period	$4,198	$11,047

Supplemental Cash Flows Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Shares issued to settle accrued liabilities – related party	$-	$39,000
Shares issued to settle accrued liabilities	$-	$15,600
Cashless exercise of options	$9,250	$-

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

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period after giving retroactive effect to the reverse and forward splits. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of October 31, 2017 and January 31, 2017. There were 1,000,000 shares of convertible preferred shares outstanding at both periods which are not considered dilutive because the Company incurred operating losses during each fiscal year.

Subsequent Events

The Company has evaluated all transactions from October 31, 2017 through the financial statement issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded except as disclosed in Note 6.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

INNOCAP, INC.

Notes to the Financial Statements

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At October 31, 2017, the Company had an accumulated deficit of $1,004,134 and has not yet generated revenues from its operations. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking revenue producing projects and financing through the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

NOTE 4 – EXPLORATION FINANCING

On August 17, 2015, the Company entered into an agreement with Charles E. Hill and Associates (“Investor”) under which the Investor agreed to finance in several stages of an exploration to find the Flor de la Mar, a Portuguese ship that sank in 1511 with a rumored large cargo of treasures. The first stage of financing will be up to $500,000. Undertaking this project is contingent on finalizing an agreement with the Government of Indonesia, the negotiations for which are underway. The Investor is an entity controlled by a minority shareholder of the Company.

As of October 31, 2017, the Investor had provided aggregate advances of $255,000 under this Agreement, including $45,000 during the nine months ended October 31, 2017. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

If a contract is not reached with Indonesia, the advances will be applied to any other contract that is executed by the Company.

NOTE 5 – NON STATUTORY STOCK OPTION PLAN

In July 2017, the Company established a Non Statutory Stock Option Plan which provides for the issuance of up to 15,000,000 shares of the Company’s common stock. The plan expires on July 25, 2027.

In August 2017, the Company granted options for 9,250,000 shares under the plan to an employee, consultants, and advisors for services, including 4,000,000 to the Company’s President. The shares had an exercise price of $0.006, a term of 10 years, and vested immediately. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $55,500. Variables used in the Black-Scholes option-pricing model for the options issued included: (1) a discount rate of 1.77%, (2) expected term of five years, (3) expected volatility of 270%, and (4) zero expected dividends.

During the three and nine months ended the October 31, 2017, the Company recognized option stock-based compensation expense of $55,500.

During the three and nine months ended the October 31, 2017, the Company issued 9,250,000 shares of common stock in connection with exercise of 9,250,000 options on a cashless basis.

NOTE 6 – SUBSEQUENT EVENTS

On November 21, 2017 the Company entered into an agreement to assist a company in Singapore to recover a large shipment of tin from a sunken ship that is believed to be in the waters between Indonesia and Malaysia. The same investor who provided the funds described in Note 4, provided the $200,000 needed by the Company to participate in this contract.

The parties of the agreement have also agreed to use a portion of the proceeds equal to $600,000 to recover another cargo believed to have sunk off the coast of the Philippines.

No assurances can be given that the sunken ship will be found and, if found, will have the amount of recoverable tin that the parties to the contract are seeking.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2017. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

•The right to undertake an exploration to find the Flor de la Mar, a Portuguese ship that sank in 1511 with a rumored large cargo of treasures. Undertaking this project is contingent on finalizing an agreement with the Government of Indonesia, the negotiations for which are underway. The Investor that would finance this project is an entity controlled by a minority shareholder of the Company.

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

On November 21, 2017 the Company entered into an agreement to assist a company in Singapore to recover a large shipment of tin from a sunken ship that is believed to be in the waters between Indonesia and Malaysia. The same investor that agree to fund the Flor de la Mar project if contracts are signed, provided the $200,000 needed by the Company to participate in this contract. The parties of the agreement have also agreed to use a portion of the proceeds equal to $600,000 to recover another cargo believed to have sunk off the coast of the Philippines.

There is no way of predicting whether or when any of the projects being negotiated or pursued by Innocap will be completed and, if completed, the level of profits, if any.

Innocap has limited financial resources and has an accumulated deficit at October 31, 2017. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the quarter ended October 31, 2017 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, consulting fees, administrative costs and professional fees.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of October 31, 2017.

Operating Expenses

Operating expenses for the three months ended October 31, 2017 and 2016 were $91,541 and $50,478, respectively, and represent general and administrative expenses primarily for compensation to its President, costs of foreign trips to negotiate potential contracts and professional fees.

Operating expenses for the nine months ended October 31, 2017 and 2016 were $164,464 and $157,534, respectively, and represent general and administrative expenses primarily for compensation to its President a costs of foreign trips to negotiate potential contracts and professional fees.

Net Loss

Net loss for the three months ended October 31, 2017 and 2016 was $91,541 and $50,478, respectively.

Net loss for the nine months ended October 31, 2017 and 2016 were $164,464 and $157,534, respectively.

Liquidity

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

As of October 31, 2017, the Investor had provided aggregate advances of $255,000 under this Agreement, including $45,000 during the nine months ended October 31, 2017. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

In November 2017, the Investor also provided $200,000 to enable the Company to enter into an agreement with a company located in Singapore to recover a sunken ship which is believed to have a large cargo of tin. This project will start in December 2017. No assurances can be given that the sunken ship will be found and, if found, will have the amount of recoverable tin that the parties to the contract are seeking.

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

As of October 31, 2017, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of October 31, 2017 was ineffective to the extent that having only one employee prevents any separation of duties and responsibilities.

During the quarter ended October 31, 2017, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has limited financial resources, negative working capital and an accumulated deficit at October 31, 2017. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2017 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

None during Quarter Ended October 31, 2017.

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

Innocap, Inc.
(Registrant)

December 7, 2017	By:	/s/ Paul Tidwell
Paul Tidwell
Chief Executive Officer