Form 10-K
period 2018-01-31
INNOCAP INC
filed 2018-05-01
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 30, 2018 is 149,075,000 common shares, $0.001 par value per share 1,000,000 preferred shares, $0.001 par value per share.

The Registrant’s common stock has not traded in the OTC Market or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the outstanding shares held by non-affiliates, based upon the book value as of January 31, 2018, is $0.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: None

TABLE OF CONTENTS

		Page
	PART I
ITEM 1	BUSINESS	4

ITEM 1A	RISK FACTORS	5

ITEM 1B	UNRESOLVED STAFF COMMENTS	11

ITEM 2	PROPERTIES	11

ITEM 3	LEGAL PROCEEDINGS	11

ITEM 4	MINE SAFETY DISCLOSURES	12
	PART II
ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
		12

ITEM 6	SELECTED FINANCIAL DATA	12

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
		12

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	15

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	15

ITEM 9A	CONTROLS AND PROCEDURES	16

ITEM 9B	OTHER INFORMATION	17
	PART III
ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	17

ITEM 11	EXECUTIVE COMPENSATION	18

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	18

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	19

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	20
	PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	21

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

Item 1. BUSINESS

We were incorporated in Nevada on January 23, 2004. In May 2011, Paul Tidwell became Chairman and President and introduced our business plan of researching the location of and salvaging sunken ships. The Company is currently actively considering and negotiating several projects that have been extensively researched by its President. Several trips, including to Indonesia, Malaysia and the Philippines, have been taken or have been scheduled.

On November 21, 2017, the Company entered into an agreement to assist a company in Singapore to recover a large shipment of tin from a sunken ship that is believed to be in the waters between Indonesia and Malaysia. An investor and minority shareholder provided the $200,000 needed by the Company to participate in this contract. The planning and preparation phase of the project, including the ship inspection procedures and engaging a crew, is underway so that the actual salvage effort can start in April 2018.

The parties of the agreement have also agreed to use a portion of the proceeds for a $600,000 project to recover another cargo believed to have sunk off the coast of the Philippines.

No assurances can be given that the sunken ship will be found and, if found, will have the amount of recoverable tin that the parties to the contract are seeking.

The other projects being discussed and reviewed include:

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

•A program to salvage a Japanese submarine sunk during World War ll.

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

Intellectual Property

We have no patents or trademarks.

Employees

As of April 30, 2018, we had one employee, Paul Tidwell, our President, who devotes fulltime to us. Our president oversees all responsibilities in the areas of business plan development and execution. We do not have any other employees at this time. We plan on using subcontractors and independent consultants to work with us on all projects that we undertake.

Item 1A. RISK FACTORS

Risks Related to the Business

Innocap has a very limited operating history and anticipates on-going operating losses.

Innocap was formed in 2004 as a Business Development Company. Paul Tidwell became a major shareholder in 2011 and introduced the current business plan involving assisting in the salvage of sunken ships. We currently have insufficient operating history upon which an evaluation of our future performance and prospects can be made. Innocap’s future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

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

Innocap has no financial resources, negative working capital and an accumulated deficit at January 31, 2018. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2018 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

By having filed a Form 10 Registration Statement with the SEC in March 2004 (File No. 000-50612), we became subject to the reporting requirements under Section 12(g) of the 1934 Act. Subsequently, in November 2008, we terminated our Section 12(g) registration (and its reporting requirements) under the SEC Exchange Act of 1934 by filing the necessary Form 15 with the SEC.

In addition, upon the effective date of our registration statement on Form S-1 (File No. 333-153035, effective January 16, 2009) we again were required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

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

Item 4. MINE SAFETY DISCLOSURES

None

Part II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

As of April 30, 2018, there is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have a trading symbol (“INNO”) but there can be no assurances as to whether:

•any market for our shares will develop in the foreseeable future if at all;

•the prices at which our common stock will trade; or

•the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

As of the close of business on April 30, 2018, there were 149,075,000 shares of our common stock were issued and outstanding.

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

•our business prospects,

•our contractual arrangements and relationships with third parties,

•the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

•the adequacy of our cash resources and working capital, and

•other factors identified in our filings with the SEC, press releases, if any and other public communications.

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

Operations

We were incorporated in Nevada on January 23, 2004.

In May 2011, the Company entered into agreements with its President who brought the Company a new business plan of finding and salvaging sunken ships. Our new President, Paul Tidwell, devotes fulltime to implementing the new business plan. He has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish this new business plan, the Company will have to raise substantial debt or equity capital or conduct projects jointly with other parties who provide project funding since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment.

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

•A project to recover a large shipment of tin from a sunken ship between Indonesia and Malaysia.

The contract/project discussions are being undertaken with a variety of people and entities, including Government officials outside the United States. Before any contract can be completed, the parties have to negotiate how the proceeds of any salvaged assets would be distributed. The likely outcome of these projects and discussions cannot be predicted at this time.

On November 21, 2017, the Company entered into an agreement to assist a company in Singapore to recover a large shipment of tin from a sunken ship that is believed to be in the waters between Indonesia and Malaysia. The same investor that agreed to fund the Flor de la Mar project if contracts are signed, provided the $200,000 needed by the Company to participate in this contract. The planning and preparation phase of the project, including the ship inspection procedures and engaging a crew, is underway so that the actual salvage effort can start in April 2018.

The parties of the agreement have also agreed to use a portion of the proceeds for a $600,000 project to recover another cargo believed to have sunk off the coast of the Philippines.

There is no way of predicting whether or when any of the projects being negotiated or pursued by Innocap will be completed and, if completed, the level of profits, if any.

Innocap has limited financial resources and has an accumulated deficit at January 31, 2018. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the year ended January 31, 2018 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, consulting fees, administrative costs and professional fees.

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and has an accumulated deficit at January 31, 2018. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2018, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of January 31, 2018.

Operating Expenses

Operating expenses for the years ended January 31, 2018 and 2017 were $251,111 and $222,919, respectively consisting of consulting fees, legal fees, and accounting fees.

Net Loss

Net loss for the years ended January 31, 2018 and 2017 were $251,111 and $222,919, respectively.

Liquidity

In May 2011, the Company and principal shareholders entered into agreements with its president who brought the Company a new business plan of finding and salvaging sunken ships. Our President, Paul Tidwell, has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish our business plan, the Company will have to raise substantial debt or equity capital since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment. Initially, the Company will seek funds from the business contacts of its officers. There are no assurances that the Company will be successful in obtaining the necessary financing and, if obtained, what the terms will be. The Company is currently seeking sources of debt and equity financing but cannot predict the likelihood of success.

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

As of January 31, 2018, the Investor had provided advances of $255,000 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

In November 2017, the Investor also provided $200,000 to enable the Company to enter into an agreement with a company located in Singapore to recover a sunken ship which is believed to have a large cargo of tin. This project started in December 2017. No assurances can be given that the sunken ship will be found and, if found, will have the amount of recoverable tin that the parties to the contract are seeking.

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

Item 8. FINANCIAL STATEMENTS

Innocap’s financial statements as of January 31, 2018 and the fiscal year then ended start on page 29.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2018.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2018. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of January 31, 2018, the Company's procedures of internal control over financial reporting were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended January 31, 2018 that would have required disclosure in a report on Form 8-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
Paul Tidwell	68	Chairman, President and CFO

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our directors’ term of office expires on January 31, 2019. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors.

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

Code of Business Conduct and Ethics

On February 16, 2010, we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•honest and ethical conduct,

•full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•compliance with applicable laws, rules and regulations,

•the prompt reporting violation of the code, and

•accountability for adherence to the code.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended January 31, 2018 and 2017. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Paul Tidwell, President	2018	-	-	-	-	-		100,000 (1)
	2017	-	-	-	-	-	-	100,000 (1)

(1) Amounts have been accrued but not paid.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at January 31, 2018.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 30, 2018, we had 149,075,000 shares of common stock outstanding. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of April 30, 2018; of all directors and executive officers of Innocap; and of our directors and officers as a group.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Paul Tidwell, 112 N. Walnut Street, PO Box 489, Jefferson, TX 75657*	83,806,489	56.2
Charles E. Hill & Associates, Inc., 112 N. Walnut Street, PO Box 489, Jefferson, TX 75657**	11,000,000	7.4
Officers and Directors as a group ( 1 member)	83,806,489	56.2

* Excludes 1,000,000 shares of preferred stock issued to Paul Tidwell in May 2011. Each share of preferred stock is convertible into 50 shares of common stock.

** Includes 1,000,000 shares held by Charles E. Hill

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal years ended January 31, 2018 and 2017, Mr. Tidwell received 6,000,000 and 5,000,000 shares of common stock, respectively, for services provided.

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

a)understands generally accepted accounting principles and financial statements,

b)is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

c)has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

d)understands internal controls over financial reporting, and

e)understands audit committee functions.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: We have incurred fees totaling $11,950 and $11,500 for audit services for fiscal 2018 and 2017 annual audits of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for fiscal 2018 and 2017.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal years ended January 31, 2018 and 2017.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.Exhibits

31.1	Certification of Chief Executive Officer
32.1	Certification of Chief Financial Officer

b.Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2018		Innocap, Inc.
(Registrant)

	By:	/s/ Paul Tidwell
Paul Tidwell
President

FINANCIAL STATEMENTS

January 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Innocap, Inc.

Jefferson, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innocap, Inc. (the "Company") as of January 31, 2018 and 2017, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 30, 2018

We have served as the Company's auditor since 2016.

INNOCAP, INC.

Balance Sheets

January 31, 2018 and 2017

	2018	2017
ASSETS

CURRENT ASSETS:

Cash	$144	$22,662
Prepaid expenses	92,857	-
Investment in salvage project	200,000	-
Total current assets	293,001	22,662

TOTAL ASSETS	$293,001	$22,662

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$18,118	$30,018
Project advances	455,000	210,000
Accrued liabilities – related party	93,484	15,234

Total liabilities	566,602	255,252

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 149,075,000 and 130,825,000 shares issued and outstanding, respectively	149,075	130,825
Additional paid-in capital	667,105	475,255
Accumulated deficit	(1,090,781)	(839,670)
Total Stockholders’ Deficit	(273,601)	(232,590)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$293,001	$22,662

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Operations

Fiscal Years Ended January 31, 2018 and 2017

	2018	2017

Revenue	$-	$-

General and administrative	251,111	210,319
Loss from settlement of accrued liabilities	-	12,600

Net loss	$(251,111)	$(222,919)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	135,818,151	124,188,388

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Stockholders’ Deficit

Fiscal Years Ended January 31, 2018 and 2017

	Preferred Shares	Amount ($)	Common Shares	Amount ($)	Common Shares subscribed	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Total ($)
Balance, January 31, 2016	1,000,000	1,000	119,825,000	119,825	-	-	349,255	(616,751)	(146,671)
Shares issued for services	-	-	800,000	800	-	-	9,600	-	10,400
Shares issued to settle accrued liabilities	-	-	5,200,000	5,200	-	-	58,400	-	63,600
Shares issued to settle related party accrued liabilities	-	-	5,000,000	5,000	-	-	58,000	-	63,000
Net loss for the year	-	-	-			-	-	(222,919)	(212,919)
Balance, January 31, 2017	1,000,000	1,000	130,825,000	130,825	-	-	475,255	(839,670)	(232,590)

Exercise of options	-	‘-	9,250,000	9,250	-	-	(9,250)	-	-
Stock based compensation	-	-	-	-	-	-	55,500	-	55,500
Shares issued for services	-	-	9,000,000	9,000	-	-	145,600	-	154,600
Net loss for the Year	-	-	-	-	-	-	-	(251,111)	(251,111)
Balance, January 31, 2018	1,000,000	1,000	149,075,000	149,075	-	-	667,105	(1,090,781)	(273,601)

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Cash Flows

Fiscal Years Ended January 31, 2018 and 2017

	2018	2017
OPERATING ACTIVITIES:
Net loss	$(251,111)	$(222,919)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	210,100	10,400
Loss on settlement of accrued liabilities	-	12,600
Net change in operating assets and liabilities:
Prepaid expenses	(92,857)	-
Accrued liabilities	(11,900)	51,250
Accrued liabilities – related party	78,250	28,250
Net Cash Used by Operating Activities	(67,518)	(120,419)

INVESTING ACTIVITIES:
Investment for exploration activities	(200,000)	-
Net Cash Used by Investing Activities	(200,000)	-

FINANCING ACTIVITIES:
Proceeds from exploration advance	245,000	120,000
Net Cash Provided by Financing Activities	245,000	120,000

DECREASE IN CASH	(22,518)	(419)

CASH AT BEGINNING OF YEAR	22,662	23,081
CASH AT END OF YEAR	$144	$22,662

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING ACTIVITIES
Shares issued to settle accrued expenses	$-	$63,600
Shares issued to settle accrued liabilities – related party	$-	$63,000
Cashless exercise of options	$9,250	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

January 31, 2018 and 2017

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Innocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In May 2011, the Company and its principal shareholders entered into agreements with its current President who provided the Company with a business plan of finding and assisting in the salvaging of sunken ships.

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

INNOCAP, INC.

January 31, 2018 and 2017

NOTES TO FINANCIAL STATEMENTS

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2018 and 2017.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 1,000,000 shares of potentially dilutive convertible preferred shares outstanding at both periods. The Company has excluded these convertible preferred shares due to their anti-dilutive effect for the years ended January 31, 2017 and 2018.

Subsequent Events

The Company has evaluated all transactions from January 31, 2018 through the financial issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At January 31, 2018, the Company had negative working capital and an accumulated deficit of $1,071,181 and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking revenue producing projects through a new business plan of operations and the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

NOTE 4 – INVESTMENT IN SALVAGE PROJECT

On November 21, 2017 the Company entered into an agreement to assist a company in Singapore to recover a large shipment of tin from a sunken ship that is believed to be in the waters between Indonesia and Malaysia. The Company invested $200,000 in the project. Charles E. Hill and Associates provided the $200,000 needed by the Company as project advances to participate in this contract.

The parties of the agreement have also agreed to use a portion of the proceeds from the recovery for a $600,000 project to recover another cargo believed to have sunk off the coast of the Philippines.

No assurances can be given that the sunken ship will be found and, if found, will have the amount of recoverable tin that the parties to the contract are seeking.

INNOCAP, INC.

January 31, 2018 and 2017

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – PROJECT ADVANCES

The Company has an agreement with Charles E. Hill and Associates (“Investor”) under which the Investor agreed to finance in several stages of an exploration to find the Flor de la Mar, a Portuguese ship that sank in 1511 with a rumored large cargo of treasures. The first stage of financing will be up to $500,000. Undertaking this project is contingent on finalizing an agreement with the Government of Indonesia, the negotiations for which are underway. The Investor is an entity controlled by a minority shareholder of the Company.

As of January 31, 2018, the Investor had provided aggregate advances of $255,000 under this agreement, including $45,000 and $120,000 during the years ended January 31, 2018 and 2017, respectively. Under the terms of the agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

As discussed in Note 4, the Investor has also advanced $200,000 for the salvage project in the coastal waters between Indonesia and Malaysia.

NOTE 6 – EQUITY

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

In May 2011, the Company issued 1,000,000 shares of preferred stock to Paul Tidwell. Each share of preferred stock is convertible into 50 shares of common stock. These preferred shares have the rights to receive dividends, preferences in liquidation and conversion rights.

Common Stock

During the year ended January 31, 2018, the Company issued 9,000,000 shares, including 2,000,000 shares to the Company’s President, for services. These shares were valued at $154,600.

In May 2016, the Company agreed to settle accrued expenses of $12,000 for the issuance of 1,200,000 shares of common stock, valued at $15,600 and issued 3,000,000 shares of common stock to its President to settle obligations of $39,000 due to him. The Company recorded $12,600 loss as part of the settlement of payables.

In May 2016, the Company agreed to issue 800,000 shares of the Company’s common stock to a consultant for services. These shares were valued at $10,400 on the date of issuance.

INNOCAP, INC.

January 31, 2018 and 2017

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – EQUITY (continued)

Non-Statutory Stock Compensation Plan

In July 2017, the Company established a Non-Statutory Stock Compensation Plan which, as adjusted, provides for the issuance of up to 23,000,000 shares of the Company’s common stock. The plan expires on July 25, 2027.

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 31, 2017	-	$-	-	-
Granted	9,250,000	0.006
Cashless Exercised	(9,250,000)	0.006
Outstanding, January 31, 2018	-	-	-	-

Exercisable, January 31, 2018	-	-	-	-

In August 2017, the Company granted options for 9,250,000 shares under the plan to an employee, consultants, and advisors for services, including 4,000,000 to the Company’s President. The shares had an exercise price of $0.006, a term of 10 years, and vested immediately. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $55,500. Variables used in the Black-Scholes option-pricing model for the options issued included: (1) a discount rate of 1.77%, (2) expected term of five years, (3) expected volatility of 270%, and (4) zero expected dividends. The Company recognized $55,500 stock-based compensation expense related to these issuances.

NOTE 7 - INCOME TAXES

Innocap has experienced a change in control both in 2008 and in 2011. Accordingly, the utilization of its net operating loss against future taxable income will be limited to carry forward to offset future taxable income. The operating loss incurred subsequent to the change in control that occurred in 2011 was approximately $672,000. The potential benefit from the carryforward of this loss has been fully reserved because utilization is doubtful.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $350 per month. There is no formal lease agreement. The Company’s President is currently funding many of the Company current operating and travel expenses. The Company has accrued these liabilities as of January 31, 2018.

The principal involved with the Company providing the project contract advances described in Note 5 is a minority shareholder in the Company but has no management role.