Form 10-Q
period 2018-04-30
INNOCAP INC
filed 2018-06-14
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

At June 14, 2018, the number of shares of the Registrant’s common stock outstanding was 151,075,000.

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

ITEM 1. FINANCIAL STATEMENTS

INNOCAP, INC.

Balance Sheets

(Unaudited)

	April 30, 2018	January 31, 2018

ASSETS

CURRENT ASSETS:
Cash	$399	$144
Prepaid expenses	84,524	92,857
Investment in salvage projects	200,000	200,000
Total current assets	284,923	293,001
TOTAL ASSETS	$284,923	$293,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$13,618	$18,118
Project advances	455,300	455,000
Accrued liabilities – related party	128,815	93,484
Total liabilities	597,733	566,602

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 151,075,000 and 149,075,000 shares issued and outstanding, respectively	151,075	149,075
Additional paid-in capital	685,105	667,105
Accumulated deficit	(1,149,990)	(1,090,781)
Total Stockholders’ Deficit	(312,810)	(273,601)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$284,923	$293,001

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,	For the Three Months Ended April 30,
	2018	2017

Revenue	$-	$-

General and administrative expenses	59,209	29,240

Net loss	$(59,209)	$(29,240)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	150,266,011	130,825,000

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30, 2018	For the Three Months Ended April 30, 2017
Operating Activities:
Net loss	$(59,209)	$(29,240)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	28,333	-
Changes in operating liabilities:
Accrued liabilities	(4,500)	1,500
Accrued liabilities – related party	35,331	9,250
Net Cash Used in Operating Activities	(45)	(18,490)

Financing Activities:
Proceeds from contract advances	300	-
Net Cash Provided by Financing Activities	300	-

Increase (Decrease) in Cash	255	(18,490)
Cash at beginning of period	144	22,662
Cash at end of period	$399	$4,172

Supplemental Cash Flows Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activities
Shares issued for prepaid consulting fees	$20,000	$-

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

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2018 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end, January 31, 2018, have been omitted.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Basic and Diluted Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period after giving retroactive effect to the reverse and forward splits. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of April 30, 2018 and January 31, 2018. There were 1,000,000 shares of convertible preferred shares outstanding at both periods which are not considered dilutive because the Company incurred operating losses during each fiscal year.

Subsequent Events

The Company has evaluated all transactions from April 30, 2018 through the financial statement issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At April 30, 2018, the Company had an accumulated deficit of $1,149,990 and has not yet generated revenues from its operations. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

INNOCAP, INC.

Notes to the Financial Statements

(Unaudited)

NOTE 3 – GOING CONCERN (continued)

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

The initial salvage project began at the end of May 2018 with an anticipated time schedule of one month to six weeks.

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

As of April 30, 2018, the Investor had provided aggregate advances of $255,300 under this agreement, including $300 during the three months ended April 30, 2018. Under the terms of the agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

As discussed in Note 4, the Investor has also advanced $200,000 for the salvage project in the coastal waters between Indonesia and Malaysia.

NOTE 6 – EQUITY

On March 7, 2018, the Company issued 2,000,000 shares to a consultant for services. The shares were valued at $0.01 per share using the stock price on issuance date. The shares issued were recorded as prepaid consulting fees and will be amortized during the contract period. During the three months ended April 30, 2018, the Company recorded $28,333 stock-based compensation based on the amortization.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2018. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

•A project to recover shipments of tin from sunken ships near Indonesia and the Philippines..

The contract/project discussions are being undertaken with a variety of people and entities, including Government officials outside the United States. Before any contract can be completed, the parties have to negotiate how the proceeds of any salvaged assets would be distributed. The likely outcome of these projects and discussions cannot be predicted at this time.

On November 21, 2017 the Company entered into an agreement to assist a company in Singapore to recover a large shipment of tin from a sunken ship that is believed to be in the waters between Indonesia and Malaysia. The same investor that agreed to fund the Flor de la Mar project if contracts are signed, provided the $200,000 needed by the Company to participate in this contract. The parties of the agreement have also agreed to use a portion of the proceeds equal to $600,000 to recover another cargo believed to have sunk off the coast of the Philippines. The first of these salvage projects commenced at the end of May 2018 and is expected to take up to six weeks to complete.

There is no way of predicting whether or when any of the projects being negotiated or pursued by Innocap will be completed and, if completed, the level of profits, if any.

Innocap has limited financial resources and has an accumulated deficit at April 30, 2018. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the quarter ended April 30, 2018 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, consulting fees, administrative costs and professional fees.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of April 30, 2018.

Operating Expenses

Operating expenses for the three months ended April 30, 2018 and 2017 were $59,209 and $29,240, respectively, and represent general and administrative expenses primarily for compensation to its President, costs of foreign trips to negotiate potential contracts and professional/consulting costs.

Net Loss

Net loss for the three months ended April 30, 2018 and 2017 was $59,209 and $29,240, respectively.

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

As of April 30, 2018, the Investor had provided aggregate advances of $255,300 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

In November 2017, the Investor also provided $200,000 to enable the Company to enter into an agreement with a company located in Singapore to recover a sunken ship which is believed to have a large cargo of tin. The initial phase of this contract commenced at the end of May 2018 and is expected to take up to six weeks to complete. No assurances can be given that the sunken ship will be found and, if found, will have the amount of recoverable tin that the parties to the contract are seeking.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Disclosure Controls and Procedures and Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our internal control over disclosure controls and procedures and financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of April 30, 2018, our management conducted an assessment of the effectiveness of the Company’s internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company’s internal control over disclosure controls and procedures and financial reporting as of April 30, 2018 was ineffective to the extent that having only one employee prevents any separation of duties and responsibilities.

During the quarter ended April 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has no financial resources, negative working capital and an accumulated deficit at April 30, 2018. This lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

None during Quarter Ended April 30, 2018.

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

June 14, 2018	Innocap, Inc.
(Registrant)

By:	/s/ Paul Tidwell
Paul Tidwell
Chief Executive Officer