Form 10-Q
period 2018-07-31
INNOCAP INC
filed 2018-09-14
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

At September 14, 2018, the number of shares of the Registrant’s common stock outstanding was 152,075,000.

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

Forward-looking statements are not a guarantee of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS

INNOCAP, INC.

Balance Sheets

(Unaudited)

	July 31, 2018	January 31, 2018

ASSETS

CURRENT ASSETS:
Cash	$16,067	$144
Prepaid expenses	59,524	92,857
Investment in salvage projects	200,000	200,000
Total current assets	275,591	293,001

TOTAL ASSETS	$275,591	$293,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$18,618	$18,118
Project advances	480,300	455,000
Accrued liabilities – related party	156,065	93,484

Total liabilities	654,983	566,602

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 152,075,000 and 149,075,000 shares issued and outstanding, respectively	152,075	149,075
Additional paid-in capital	690,105	667,105
Accumulated deficit	(1,222,572)	(1,090,781)
Total Stockholders’ Deficit	(379,392)	(273,601)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$275,591	$293,001

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,	For the Three Months Ended July 31,
	2018	2017

Revenue	$-	$-

General and administrative expenses	72,582	43,683

Net loss	$(72,582)	$(43,683)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	151,629,348	130,825,000

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Six Months Ended July 31,	For the Six Months Ended July 31,
	2018	2017

Revenue	$-	$-

General and administrative expenses	131,791	72,923

Net loss	$(131,791)	$(72,923)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	150,958,978	130,825,000

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31, 2018	For the Six Months Ended July 31, 2017
Operating Activities:
Net loss	$(131,791)	$(72,923)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	59,333	-
Changes in operating liabilities:
Accrued liabilities	500	(8,000)
Accrued liabilities – related party	62,581	34,250
Net Cash Used in Operating Activities	(9,377)	(46,673)

Financing Activities:
Proceeds from contract advances	25,300	45,000
Net Cash Provided by Financing Activities	25,300	45,000

Increase (Decrease) in Cash	15,923	(1,673)

Cash at beginning of period	144	22,662
Cash at end of period	$16,067	$20,989

Supplemental Cash Flows Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activities
Shares issued for prepaid consulting fees	$26,000	$-

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Notes to the Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION

Innocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. The Company has a business for finding and assisting in the salvaging of sunken ships.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are expressed in US dollars. The Company’s fiscal year-end is January 31.

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2018 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end, January 31, 2018, have been omitted.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Basic and Diluted Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2018 and January 31, 2018. There were 1,000,000 shares of convertible preferred shares outstanding at both period ends which are not considered dilutive because the Company incurred operating losses during each fiscal year.

Subsequent Events

The Company has evaluated all transactions from July 31, 2018 through the financial statement issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

INNOCAP, INC.

Notes to the Financial Statements

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At July 31, 2018, the Company had an accumulated deficit of $1,222,572 and has not yet generated revenues from its operations. As of July 31, 2018, the Company had $16,067 in cash, a working capital deficit of $379,392 and had a negative cash flow from operating activities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking revenue producing projects and financing through the business contacts of its new officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects or additional funding on acceptable terms.

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

The initial salvage project began at the end of May 2018 with a current anticipated time schedule of several months.

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

As of July 31, 2018, the Investor had provided aggregate advances of $280,300 under this agreement, including $25,300 during the six months ended July 31, 2018. Under the terms of the agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

As discussed in Note 4, the Investor has also advanced $200,000 for the salvage project in the coastal waters between Indonesia and Malaysia.

NOTE 6 – EQUITY

On March 7, 2018, the Company issued 2,000,000 shares to a consultant for services. In June 2018, the Company issued 1,000,000 additional shares to the same consultant. The shares were valued at $0.01 and $0.006, respectively, per share using the stock price on issuance date. The shares issued were recorded as prepaid consulting fees and will be amortized during the contract period of one year. During the six months ended July 31, 2018, the Company recorded $59,333 stock-based compensation based on the amortization. As of July 31, 2018, the Company has approximately $16,600 in unamortized prepaid consulting fees related to the shares issued to this consultant.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2018. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

Operations

We were incorporated in Nevada on January 23, 2004.

In May 2011, the Company entered into agreements with its President who brought the Company a business plan of finding and salvaging sunken ships. Our President, Paul Tidwell, is devoted fulltime to implementing the business plan. He has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish this business plan, the Company will have to raise substantial debt or equity capital or conduct projects jointly with other parties who provide project funding since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment.

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

•A project to recover shipments of tin from sunken ships near Indonesia and the Philippines.

The contract/project discussions are being undertaken with a variety of people and entities, including Government officials outside the United States. Before any contract can be completed, the parties have to negotiate how the proceeds of any salvaged assets would be distributed. The likely outcome of these projects and discussions cannot be predicted at this time.

On November 21, 2017 the Company entered into an agreement to assist a company in Singapore to recover a large shipment of tin from a sunken ship that is believed to be in the waters between Indonesia and Malaysia. The same investor that agreed to fund the Flor de la Mar project if contracts are signed, provided the $200,000 needed by the Company to participate in this contract. The parties of the agreement have also agreed to use a portion of the proceeds equal to $600,000 to recover another cargo believed to have sunk off the coast of the Philippines. The salvage ship was fully equipped at the end of May 2018. After leaving the harbor in Singapore to commence the salvage recovery effort, the ship experienced unexpected mechanical problems that required it to return to harbor for repairs. Shortly after the repairs were completed, the seas in the area were hit with severe storms which limited the salvage ship’s ability to reach the salvage area and required it to refuel in Malaysia. The salvage ship then commenced to the area of the seas outside the Philippines where one of the sunken ships is believed to be.

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

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the six months ended July 31, 2018 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, consulting fees, administrative costs and professional fees.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of July 31, 2018.

Operating Expenses

Operating expenses for the three months ended July 31, 2018 and 2017 were $72,582 and $43,683, respectively, and represent general and administrative expenses primarily for compensation to its President and professional/consulting costs.

Operating expenses for the six months ended July 31, 2018 and 2017 were $131,791 and $72,923, respectively, and represent general and administrative expenses primarily for compensation to its President costs of foreign trips to negotiate potential contracts and professional/consulting costs.

The President’s trip to Singapore and Indonesia in May 2018 was paid by the Company that it is assisting in the salvage projects and by Mr. Tidwell personally.

Substantially all compensation due to the President has been accrued.

Net Loss

Net loss for the three months ended July 31, 2018 and 2017 was $72,582 and $43,683, respectively.

Net loss for the six months ended July 31, 2018 and 2017 was $131,791 and $72,923, respectively.

Liquidity

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

As of July 31, 2018, the Investor had provided aggregate advances of $280,300 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

In November 2017, the Investor also provided $200,000 to enable the Company to enter into an agreement with a company located in Singapore to recover a sunken ship which is believed to have a large cargo of tin. The initial phase of this contract commenced at the end of May 2018 and is expected to take several months to complete. No assurances can be given that the sunken ship will be found and, if found, will have the amount of recoverable tin that the parties to the contract are seeking.

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

As of July 31, 2018, our management conducted an assessment of the effectiveness of the Company’s internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company’s internal control over disclosure controls and procedures and financial reporting as of July 31, 2018 was not effective to the extent that having only one employee prevents any separation of duties and responsibilities, resulting in a material weakness.

During the quarter ended July 31, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has no financial resources, negative working capital and an accumulated deficit at July 31, 2018. This lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

The ability of our President to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Currently, our president beneficially owns a majority of our outstanding common stock. Because of this level of beneficial stock ownership, these he will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. His interests may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our principal shareholders. This level of control may also have an adverse impact on the market value of our shares because these stockholders may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

None during Quarter Ended July 31, 2018.

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

September 14, 2018