Form 10-Q
period 2018-10-31
INNOCAP INC
filed 2018-12-14
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

At December 14, 2018, the number of shares of the Registrant’s common stock outstanding was 152,075,000.

INNOCAP, INC.

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not a guarantee of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS

INNOCAP, INC.

Balance Sheets

(Unaudited)

	October 31, 2018	January 31, 2018

ASSETS

CURRENT ASSETS:
Cash	$6,205	$144
Prepaid expenses	27,190	92,857
Investment in salvage projects	200,000	200,000
Total current assets	233,395	293,001

TOTAL ASSETS	$233,395	$293,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$23,618	$18,118
Project advances	480,300	455,000
Accrued liabilities – related party	175,815	93,484

Total liabilities	679,733	566,602

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 152,075,000 and 149,075,000 shares issued and outstanding, respectively	152,075	149,075
Additional paid-in capital	690,105	667,105
Accumulated deficit	(1,289,518)	(1,090,781)
Total Stockholders’ Deficit	(446,338)	(273,601)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$233,395	$293,001

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

General and administrative expenses	66,946	91,541	198,737	164,464
Net loss	$(66,946)	$(91,541)	$(198,737)	$(164,464)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	152,075,000	138,366,000	151,335,073	133,366,000

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended October 31, 2018	For the Nine Months Ended October 31, 2017
Operating Activities:
Net loss	$(198,737)	$(164,464)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	91,667	55,500
Changes in operating liabilities:		-
Accrued liabilities	5,500	(5,500)
Accrued liabilities – related party	82,331	51,000
Net Cash Used in Operating Activities	(19,239)	(63,464)

Financing Activities:
Proceeds from contract advances	25,300	45,000
Net Cash Provided by Financing Activities	25,300	45,000

Increase (Decrease) in Cash	6,061	(18,464)

Cash at beginning of period	144	22,662
Cash at end of period	$6,205	$4,198

Supplemental Cash Flows Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activities
Shares issued for prepaid consulting fees	$26,000	$-
Cashless exercise of options	$-	$9,250

See accompanying notes to these unaudited financial statements

INNOCAP, INC.

Notes to the Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION

Innocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. The Company has a business plan for finding and assisting in the salvaging of sunken ships.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are expressed in US dollars. The Company’s fiscal year-end is January 31.

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s January 31, 2018 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end, January 31, 2018, have been omitted.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Basic and Diluted Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of October 31, 2018 and January 31, 2018. There were 1,000,000 shares of convertible preferred shares outstanding at both period ends which are not considered dilutive because the Company incurred operating losses during each fiscal year.

Subsequent Events

The Company has evaluated all transactions from October 31, 2018 through the financial statement issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

Recently Issued Accounting Standards

The Company has implemented all accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. No new accounting pronouncement that became effective during the nine months ended October 31, 2018 affected the Company.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At October 31, 2018, the Company had an accumulated deficit of $1,289,518 and has not yet generated revenues from its operations. As of October 31, 2018, the Company had $6,205 in cash, a working capital deficit of $446,338 and had a negative cash flow from operating activities. These factors, among others, indicate that the Company’s continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

INNOCAP, INC.

Notes to the Financial Statements

(Unaudited)

The Company intends to continue seeking revenue producing projects and financing through the business contacts of its officer. No assurances can be given as to the likelihood of it obtaining any revenue producing projects or additional funding on acceptable terms.

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

The project has been delayed because the salvage ship had to return to harbor in Singapore for repairs of navigation-related equipment. It anticipates leaving the harbor to continue the salvage project in December 2018.

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

As of October 31, 2018, the Investor had provided aggregate advances of $280,300 under this agreement, including $25,300 during the nine months ended October 31, 2018. Under the terms of the agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

As discussed in Note 4, the Investor has also advanced $200,000 for the salvage project in the coastal waters between Indonesia and Malaysia.

NOTE 6 – EQUITY

On March 7, 2018, the Company issued 2,000,000 shares to a consultant for services. In June 2018, the Company issued 1,000,000 additional shares to the same consultant. The shares were valued at $0.01 and $0.006, respectively, per share using the stock price on issuance date. The shares issued were recorded as prepaid consulting fees and will be amortized during the contract period of one year. During the nine months ended October 31, 2018, the Company recorded $16,667 stock-based compensation based on the amortization. The Company also recorded $75,000 stock-based compensation for the shares issued to an independent advisor in prior year.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $750 per month. There is no formal lease agreement. The Company’s President is currently funding many of the Company current operating and travel expenses. The Company has accrued these liabilities as of October 31, 2018.

Accrued liabilities – related party also includes compensation due to the Company’s president that has not been paid.

The principal involved with the Company providing the project advances described in Note 5 is a minority shareholder in the Company but has no management role.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as “we,” “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-Q. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which management believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to financial statements, which are included in this report.

This management’s discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2018. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

Operations

We were incorporated in Nevada on January 23, 2004.

In May 2011, the Company entered into agreements with its President who brought the Company a business plan of finding and salvaging sunken ships. Our President, Paul Tidwell, devotes fulltime to implementing the business plan. He has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish this business plan, the Company will have to raise substantial debt or equity capital or conduct projects jointly with other parties who provide project funding since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment.

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

On November 21, 2017 the Company entered into an agreement to assist a company in Singapore to recover a large shipment of tin from a sunken ship that is believed to be in the waters between Indonesia and Malaysia. The same investor that agreed to fund the Flor de la Mar project if contracts are signed, provided the $200,000 needed by the Company to participate in this contract.. The salvage ship was fully equipped at the end of May 2018. After leaving the harbor in Singapore to commence the salvage recovery effort, the ship experienced unexpected mechanical problems that required it to return to harbor for repairs. Shortly after the repairs were completed, the seas in the area were hit with severe storms which limited the salvage ship’s ability to reach the salvage area and required it to refuel in Malaysia. The salvage ship then commenced to the area of the seas outside the Philippines where one of the sunken ships is believed to be. However, the salvage ship had to return to harbor for additional repairs affecting navigation-related equipment. The required parts arrived in Singapore in November 2018, and the ship may be ready to resume the salvage project in December 2018.

There is no way of predicting whether or when any of the projects being negotiated or pursued by Innocap will be completed and, if completed, the level of profits, if any.

Innocap has limited financial resources and has an accumulated deficit at October 31, 2018. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended October 31, 2014. All other expenses incurred during the nine months ended October 31, 2018 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, consulting fees, administrative costs and professional fees.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of October 31, 2018.

Operating Expenses

Operating expenses for the three months ended October 31, 2018 and 2017 were $66,946 and $91,541, respectively, and represent general and administrative expenses primarily for compensation to its President, costs of foreign trips to review projects and professional/consulting costs.

Operating expenses for the nine months ended October 31, 2018 and 2017 were $198,737 and $164,464, respectively, and represent general and administrative expenses primarily for compensation to its President, costs of foreign trips to negotiate potential contracts and professional/consulting costs.

The President’s trip to Singapore and Indonesia in May 2018 was paid by the Company that it is assisting in the salvage projects and by Mr. Tidwell personally.

Substantially all compensation due to the President has been accrued.

Net Loss

Net loss for the three months ended October 31, 2018 and 2017 was $66,946 and $91,541, respectively.

Net loss for the nine months ended October 31, 2018 and 2017 was $198,737 and $164,464, respectively.

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

As of October 31, 2018, the Investor had provided aggregate advances of $280,300 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

In November 2017, the Investor also provided $200,000 to enable the Company to enter into an agreement with a company located in Singapore to recover a sunken ship which is believed to have a large cargo of tin. The initial phase of this contract commenced at the end of May 2018 but has been delayed several times because of the need to return to harbor for repairs. No assurances can be given that the sunken ship will be found and, if found, will have the amount of recoverable tin that the parties to the contract are seeking.

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

As of October 31, 2018, our management conducted an assessment of the effectiveness of the Company’s internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company’s internal control over disclosure controls and procedures and financial reporting as of October 31, 2018 was not effective to the extent that having only one employee prevents any separation of duties and responsibilities, resulting in a material weakness.

During the quarter ended October 31, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has no financial resources, negative working capital and an accumulated deficit at October 31, 2018. This lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

•“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

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

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be affected on over-the-counter bulletin board or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

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

None during Quarter Ended October 31, 2018.

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

December 14, 2018