Form 10-K
period 2019-01-31
INNOCAP INC
filed 2019-05-01
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [   ] No [X]

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 30, 2019 is 152,075,000 common shares, $0.001 par value per share and 1,000,000 preferred shares, $0.001 par value per share.

The Registrant’s common stock has not traded in the OTC Market or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.

TABLE OF CONTENTS

		PART I
ITEM	1	BUSINESS	4
ITEM	1A	RISK FACTORS	5
ITEM	1B	UNRESOLVED STAFF COMMENTS	11
ITEM	2	PROPERTIES	11
ITEM	3	LEGAL PROCEEDINGS	11
ITEM	4	MINE SAFETY DISCLOSURES	11

		PART II
ITEM	5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	12
ITEM	6	SELECTED FINANCIAL DATA	12
ITEM	7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM	7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	15
ITEM	9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	15
ITEM	9A	CONTROLS AND PROCEDURES	16
ITEM	9B	OTHER INFORMATION	17

		PART III
ITEM	10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	18
ITEM	11	EXECUTIVE COMPENSATION	19
ITEM	12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	19
ITEM	13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	20
ITEM	14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	21

		PART IV
ITEM	15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	22

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

ITEM 1 BUSINESS

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

On November 21, 2017, the Company entered into an agreement to assist a company in Singapore to recover a large shipment of tin from a sunken ship that is believed to be in the waters between Indonesia and Malaysia. The same investor that agreed to fund the Flor de la Mar project if contracts are signed, provided the $200,000 needed by the Company to participate in this contract. The salvage ship was fully equipped at the end of May 2018. After leaving the harbor in Singapore to commence the salvage recovery effort, the ship experienced unexpected mechanical problems that required it to return to harbor for repairs. Shortly after the repairs were completed, the seas in the area were hit with severe storms which limited the salvage ship’s ability to reach the salvage area and required it to refuel in Malaysia. The salvage ship then commenced to the area of the seas outside the Philippines where one of the sunken ships is believed to be. However, the salvage ship had to return to harbor for additional repairs affecting navigation-related equipment. A decision was made to use a different ship which was equipped and left harbor in late February 2019.

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

Intellectual Property

We have no patents or trademarks.

Employees

As of April 30, 2019, we had one employee, Paul Tidwell, our President, who devotes fulltime to us. Our president oversees all responsibilities in the areas of business plan development and execution. We do not have any other employees at this time. We plan on using subcontractors and independent consultants to work with us on all projects that we undertake.

ITEM 1A RISK FACTORS

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

Innocap has extremely limited financial resources, negative working capital and an accumulated deficit at January 31, 2019. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2019 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Currently, there is a very limited market for our common stock, and there can be no assurances that any established public market will ever develop.

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

We are required to file periodic reports with the SEC, and such reports as were filed remain available to the public for inspection and copying.

Despite the effectiveness of our registration statement on January 16, 2009 we became required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying.  Except during the year following our registration statement becoming effective, these reporting obligations may (in our discretion) be automatically suspended by operation of statute under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders and have not filed a Form 8A with the SEC. That situation exists now which means that we may file periodic reports voluntarily with the SEC but will no longer be obligated to file those periodic reports with the SEC, and your access to our business information would then be even more restricted. Since January 16, 2009 (the date our registration statement on Form S-1 became effective), we have been required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets and are required to register our shares under Section 12 of the Exchange Act. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES

We have not commenced revenue producing operations and have no assets. We currently operate out of office space located at 112 N. Walnut Street, Jefferson, TX 75657 which is provided to us by our president for $350 per month which serves as our principal location. There is no written lease agreement.

ITEM 3 LEGAL PROCEEDINGS

We are not a party to any pending, or to our knowledge, threatened litigation of any type.

ITEM 4 MINE SAFETY DISCLOSURES

None

Part II

ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

As of April 30, 2019, there is a very limited market for our common stock, and there is currently no established public market whatsoever for our securities. We have a trading symbol (“INNO”) but there can be no assurances as to whether:

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

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near-term income.

As of the close of business on April 30, 2019, there were 152,075,000 shares of our common stock were issued and outstanding.

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

The following discussion provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Operations

We were incorporated in Nevada on January 23, 2004.

In May 2011, the Company’s President introduced a business plan of finding and salvaging sunken ships. Our President, Paul Tidwell, devotes fulltime to implementing the new business plan. He has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish this business plan, the Company will have to raise substantial debt or equity capital or conduct projects jointly with other parties who provide project funding since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment.

The Company is currently actively considering several projects that have been extensively researched by its President. Several trips, including to Indonesia, Malaysia and the Philippines, have been taken. Negotiations have been underway with numerous companies to conduct various salvage operations. No assurances can be given regarding the likelihood of these negotiation s culminating in executed contracts.

The potential projects being discussed include:

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

On November 21, 2017, the Company entered into an agreement to assist a company in Singapore to recover a large shipment of tin from a sunken ship that is believed to be in the waters between Indonesia and Malaysia. The same investor that agreed to fund the Flor de la Mar project if contracts are signed, provided the $200,000 needed by the Company to participate in this contract. The salvage ship was fully equipped at the end of May 2018. After leaving the harbor in Singapore to commence the salvage recovery effort, the ship experienced unexpected mechanical problems that required it to return to harbor for repairs. Shortly after the repairs were completed, the seas in the area were hit with severe storms which limited the salvage ship’s ability to reach the salvage area and required it to refuel in Malaysia. The salvage ship then commenced to the area of the seas outside the Philippines where one of the sunken ships is believed to be. However, the salvage ship had to return to harbor for additional repairs affecting navigation-related equipment. A decision was made to use a different ship which was equipped and left harbor in late February 2019.

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

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the year ended January 31, 2019 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, consulting fees, administrative costs and professional fees.

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and has an accumulated deficit at January 31, 2019. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2019, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of January 31, 2019.

Operating Expenses

Operating expenses for the fiscal years ended January 31, 2019 and 2018 were $256,960 and $251,111, respectively, consisting of consulting fees, legal fees, and accounting fees. The consulting expenses for the year ended January 31, 2019 and 2018 were $109,571 and $210,100, respectively. The decrease in consulting expenses is mainly due to less shares issuance for services.

Net Loss

Net loss for the fiscal years ended January 31, 2019 and 2018 were $256,960 and $251,111, respectively.

Liquidity

In May 2011, the Company and principal shareholders entered into agreements with its president who brought the Company a business plan of finding and salvaging sunken ships. Our President, Paul Tidwell, has extensive experience in finding and salvaging sunken ships. Some of his activities have been filmed and shown on networks like the History Channel and Discovery Channel. To accomplish our business plan, the Company will have to raise substantial debt or equity capital since each project is likely to require several million dollars. Each project will require a surface vessel and crew, small submarine, salvage equipment and sophisticated cameras and filming equipment. Initially, the Company will seek funds from the business contacts of its officers. There are no assurances that the Company will be successful in obtaining the necessary financing and, if obtained, what the terms will be. The Company is currently seeking sources of debt and equity financing but cannot predict the likelihood of success.

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

As of January 31, 2019, the Investor had provided advances of $320,300 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the advance will be applied to any other contract that is executed by us.

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

The Company has no committed sources of capital or other financing.

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

The critical accounting policy for the Company is the impairment of long-lived assets. Note 2 to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We do not yet have a basis to determine whether our business will be seasonal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

ITEM 8 FINANCIAL STATEMENTS

Innocap’s financial statements as of January 31, 2019 and the fiscal year then ended start on page F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 23, 2018, the Company accepted the resignation of GBH CPAs, PC (“GBH”) and engaged Marcum LLP (“Marcum”) as its independent registered public accountants. This change occurred in connection with GBH, the Company’s prior independent public accountants, resigning as a result of GBH combining its practice with Marcum effective July 1, 2018. The engagement of Marcum has been approved by the Company's Board of Directors.

Pursuant to applicable rules, the Company makes the following additional disclosures:

(a) GBH’s reports on the consolidated financial statements of the Company as at and for the fiscal years ended January 31, 2018 and 2017 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report contained explanatory paragraphs in respect to uncertainty as to the Company’s ability to continue as a going concern.

(b) During the fiscal years ended January 31, 2018 and 2017 and through August 23, 2018, there were no disagreements with GBH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to GBH's satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the fiscal years ended January 31, 2018 and 2017 and through August 23, 2018, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K.

(c) During the fiscal years ended January 31, 2018 and 2017 and through August 23, 2018, the Company did not consult with Marcum with respect to any matter whatsoever including without limitation with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A CONTROLS AND PROCEDURES

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2019. The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor to assist in the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, our management is not experienced in financial reporting. If and when, we have internal management with financial training and experience, we will institute more detailed internal review procedures.

2. Audit Committee and Financial Expert. We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process. We currently have no independent directors. We plan on forming an audit committee if and when we have independent directors.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2019. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of January 31, 2019, the Company's procedures of internal control over financial reporting were not effective.

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

ITEM 9B OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended January 31, 2019 or subsequent period that would have required disclosure in a report on Form 8-K other than a filing with the disclosure that the salvage ship left harbor in Singapore in late February 2019 to continue its salvage mission.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
Paul Tidwell	69	Chairman, President and CFO

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our directors’ term of office expires on January 31, 2020. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors.

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

ITEM 11.EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended January 31, 2019 and 2018. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Annual Compensation					Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Paul Tidwell, President	2019	-0-	-0-	-0-	-0-	-0-	-0-	100,000 (1)
	2018	-0-	-0-	-0-	-0-	-0-	-0-	100,000 (1)

(1) Amounts have been accrued but not paid.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at January 31, 2019.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 30, 2019, we had 153,075,000 shares of common stock outstanding. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of April 30, 2019; of all directors and executive officers of Innocap; and of our directors and officers as a group.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Paul Tidwell, 112 N. Walnut Street, PO Box 489, Jefferson, TX 75657*	83,606,489	54.7
Charles E. Hill & Associates, Inc., 112 N. Walnut Street, PO Box 489, Jefferson, TX 75657**	11,000,000	7.2
Officers and Directors as a group ( 1 member)	83,606,489	54.7

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year ended January 31, 2018, Mr. Tidwell received 6,000,000 shares of common stock for services provided.

Director Independence; Committees of the Board of Directors

Our Board of Directors is comprised of one individual, who is also integral to the operations of our company, we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules, even though that definition does not currently apply to us, because we are not listed on the NASDAQ. We anticipate that if we expand our Board of Directors in the future, that we will seek to include members who are independent. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent, and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: We have incurred fees totaling $12,700 and $11,950 for audit services for fiscal 2019 and 2018 annual audits of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for fiscal 2019 and 2018.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal years ended January 31, 2019 and 2018.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.Exhibits

No.	Description
31.1	Certification of Chief Executive Officer
32.1	Certification of Chief Financial Officer

b.Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innocap, Inc
(Registrant)

April 30, 2019	By:	/s/ Paul Tidwell
Paul Tidwell
President

FINANCIAL STATEMENTS

January 31, 2019 and 2018

TABLE OF CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F1
BALANCE SHEETS	F3
STATEMENTS OF OPERATIONS	F4
STATEMENTS OF STOCKHOLDERS’ DEFICIT	F5
STATEMENTS OF CASH FLOWS	F6
NOTES TO FINANCIAL STATEMENTS	F7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Innocap, Inc.

Jefferson, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Innocap, Inc. (the “Company”) as of January 31, 2019, the related statements of operations, stockholders’ deficit and cash flows for the year ended January 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019, and the results of its operations and its cash flows for the year ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has suffered recurring losses from operations, has not yet generated any revenue from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company's auditor since 2016.

Marcum LLP

Houston, Texas

April 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Innocap, Inc.

Jefferson, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Innocap, Inc. (the "Company") as of January 31, 2018, the related statements of operations, stockholders’ deficit, and cash flows for each of the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018, and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GBH CPAs, PC

We have served as the Company's auditor since 2016.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 30, 2018

INNOCAP, INC.

Balance Sheets

January 31, 2019 and 2018

	2019	2018
ASSETS

CURRENT ASSETS:
Cash	$18,870	$144
Prepaid expenses	8,286	92,857
Total current assets	27,156	93,001
Investment in salvage project	200,000	200,000

TOTAL ASSETS	$227,156	$293,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$33,352	$18,118
Accrued liabilities – related party	179,065	93,484
Project advances	520,300	455,000

Total liabilities	732,717	566,602

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 152,075,000 and 149,075,000 shares issued and outstanding, respectively	152,075	149,075
Additional paid-in capital	689,105	667,105
Accumulated deficit	(1,347,741)	(1,090,781)
Total Stockholders’ Deficit	(505,561)	(273,601)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$227,156	$293,001

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Operations

Fiscal Years Ended January 31, 2019 and 2018

	2019	2018
Revenue	$-	$-
General and administrative	256,960	251,111
Net loss	$(256,960)	$(251,111)

Loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	151,521,575	135,818,151

See accompanying notes to the financial statements.

INNOCAP, Inc.

Statements of Stockholders’ Deficit

Fiscal Years Ended January 31, 2019 and 2018

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2017	1,000,000	$ 1,000	130,825,000	$ 130,825	$ 475,255	$ (839,670)	$ (232,590)

Exercise of options	-	-	9,250,000	9,250	(9,250)	-	-
Stock based compensation	-	-	-	-	55,500	-	55,500
Shares issued for services	-	-	9,000,000	9,000	145,600	-	154,600
Net loss for the Year	-	-	-	-	-	(251,111)	(251,111)
Balance, January 31, 2018	1,000,000	$ 1,000	149,075,000	$ 149,075	$ 667,105	$ (1,090,781)	$ (273,601)

Shares issued for services	-	-	3,000,000	3,000	22,000	-	25,000
Net loss for the Year	-	-	-	-	-	(256,960)	(256,960)
Balance, January 31, 2019	1,000,000	$ 1,000	152,075,000	$ 152,075	$ 689,105	$ (1,347,741)	$ (505,561)

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Cash Flows

Fiscal Years Ended January 31, 2019 and 2018

	2019	2018
OPERATING ACTIVITIES:
Net loss	$(256,960)	$(251,111)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	109,571	210,100
Net change in operating assets and liabilities:
Prepaid expenses	-	(92,857)
Accrued liabilities	15,234	(11,900)
Accrued liabilities – related party	85,581	78,250
Net Cash Used by Operating Activities	(46,574)	(67,518)

INVESTING ACTIVITIES:
Investment for exploration activities	-	(200,000)
Net Cash Used by Investing Activities	-	(200,000)

FINANCING ACTIVITIES:
Proceeds from exploration advance	65,300	245,000
Net Cash Provided by Financing Activities	65,300	245,000

DECREASE IN CASH	18,726	(22,518)

CASH AT BEGINNING OF YEAR	144	22,662
CASH AT END OF YEAR	$18,870	$144

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING ACTIVITIES
Shares issued for prepaid consulting fees	$25,000	$-
Cashless exercise of options	$-	$9,250

See accompanying notes to the financial statements.

INNOCAP, INC.

Notes to Financial Statements

January 31, 2019 and 2018

NOTE 1 - ORGANIZATION

Innocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. In May 2011, the Company’s President provided the Company with a business plan of finding and assisting in the salvaging of sunken ships.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Year-end

The Company has elected a fiscal year ending on January 31.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment in Salvage Project

The investment in the salvage project is recorded at the Company’s cost.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

As of January 31, 2019, the progress of the salvage project has been slow due to the salvage ship experiencing unexpected mechanical problems and severe weather conditions. The Company anticipates the project getting back on track during 2019. Management believes that no impairment is required as of January 31, 2019.

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

INNOCAP, INC.

Notes to Financial Statements

January 31, 2019 and 2018

Basic and Diluted Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 1,000,000 shares of potentially dilutive convertible preferred shares outstanding at both periods. The Company has excluded these convertible preferred shares due to their anti-dilutive effect for the years ended January 31, 2019 and 2018.

Subsequent Events

The Company has evaluated all transactions from January 31, 2019 through the financial issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

Recently Issued Accounting Standards

The Company has implemented all accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. No new accounting pronouncement that became effective during the year ended January 31, 2019 affected the Company.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At January 31, 2019, the Company had negative working capital and an accumulated deficit of $1,347,741 and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking revenue producing projects and financing through the business plan of operations and the business contacts of its officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects or financing.

NOTE 4 – INVESTMENT IN SALVAGE PROJECT

On November 21, 2017, the Company entered into an agreement to assist a company in Singapore to recover a large shipment of tin from a sunken ship that is believed to be in the waters between Indonesia and Malaysia. The Company invested $200,000 in the project. Charles E. Hill and Associates provided the $200,000 needed by the Company as project advances to participate in this contract. A salvage ship left harbor in late February 2019 to conduct the salvage project.

No assurances can be given that the sunken ship will be found and, if found, will have the amount of recoverable tin that the parties to the contract are seeking.

INNOCAP, INC.

Notes to Financial Statements

January 31, 2019 and 2018

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

As of January 31, 2019, the Investor had provided aggregate advances of $320,300 under this agreement, including $65,300 and $45,000 during the years ended January 31, 2019 and 2018, respectively. Under the terms of the agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

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

Common Stock

On March 7, 2018, the Company issued 2,000,000 shares to a consultant for services. In June 2018, the Company issued 1,000,000 additional shares to the same consultant. The shares were valued at $0.01 and $0.006, respectively, per share using the stock price on issuance date. The shares issued were recorded as prepaid consulting fees and are being amortized during the contract period of one year. During the fiscal year ended January 31, 2019, the Company recorded $22,873 stock-based compensation based on the amortization. The Company also recorded $86,698 stock-based compensation for the shares issued to an independent advisor in the year ended January 31, 2018. At January 31, 2019, there was $8,286 of unamortized stock-based compensation expense to be recognized in future periods.

During the year ended January 31, 2018, the Company issued 9,000,000 shares, including 2,000,000 shares to the Company’s President, for services. These shares were valued at $154,600.

INNOCAP, INC.

Notes to Financial Statements

January 31, 2019 and 2018

Non-Statutory Stock Compensation Plan

In July 2017, the Company established a Non-Statutory Stock Compensation Plan which, as adjusted, provides for the issuance of up to 33,000,000 shares of the Company’s common stock. The plan expires on July 25, 2027.

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 31, 2017	-	$-	-	-
Granted	9,250,000	0.006
Cashless Exercised	(9,250,000)	0.006
Outstanding, January 31, 2018	-	-	-	-

Exercisable, January 31, 2018	-	-	-	-

In August 2017, the Company granted options for 9,250,000 shares under the plan to an employee, consultants, and advisors for services, including 4,000,000 to the Company’s President. The shares had an exercise price of $0.006, a term of 10 years, and vested immediately. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $55,500. Variables used in the Black-Scholes option-pricing model for the options issued included: (1) a discount rate of 1.77% based on the daily yield curve rates for U.S. Treasury obligations, (2) expected term of five years based on the simplified method provided in Staff Accounting Bulletin, (3) expected volatility of 270% based on the historical volatility, (4) zero expected dividends, and (5) fair market value of the Company's stock at $0.006 per share. The Company recognized $55,500 stock-based compensation expense related to these issuances.

No options were granted during the year ended January 31, 2019.

NOTE 7 - INCOME TAXES

Innocap has experienced a change in control both in 2008 and in 2011. Accordingly, the utilization of its net operating loss against future taxable income will be limited to carry forward to offset future taxable income. The operating loss incurred subsequent to the change in control that occurred in 2011 was approximately $929,000. The potential benefit from the carryforward of this loss has been fully reserved because utilization is doubtful.

The Company has not filed any tax returns, and the net operating loss does not exist.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $750 per month. There is no formal lease agreement. The Company’s President is currently funding many of the Company current operating and travel expenses. The Company has accrued these liabilities as of January 31, 2019.

Accrued liabilities – related party also includes compensation due to the Company’s president that has not been paid. Balance as of January 31, 2019 and 2018 were $179,065 and $93,484, respectively.

The principal involved with the Company providing the project advances described in Note 5 is a minority shareholder in the Company but has no management role.