Form 10-Q
period 2019-04-30
INNOCAP INC
filed 2019-06-14
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

112 N. Walnut Street, PO Box 489 Jefferson, Texas 75657-0489
(Address of principal executive offices)

903-926-1287
(Registrant’s telephone number)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	INNO	PinkSheets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company filer, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

At June 14, 2019, the number of shares of the Registrant’s common stock outstanding was 152,075,000.

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

ITEM 1. FINANCIAL STATEMENTS

INNOCAP, INC.

Balance Sheets

(Unaudited)

	April 30, 2019	January 31, 2019

ASSETS

CURRENT ASSETS:
Cash	$3,304	$18,870
Prepaid expenses	-	8,286
Total current assets	3,304	27,156
INVESTMENT IN SALVAGE PROJECT	200,000	200,000

TOTAL ASSETS	$203,304	$227,156

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$22,652	$33,352
Accrued liabilities – related party	191,315	179,065
Project advances	535,300	520,300

Total liabilities	749,267	732,717

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 152,075,000 shares issued and outstanding	152,075	152,075
Additional paid-in capital	689,105	689,105
Accumulated deficit	(1,388,143)	(1,347,741)
Total Stockholders’ Deficit	(545,963)	(505,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$203,304	$227,156

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30, 2019	For the Three Months Ended April 30, 2018

Revenue	$-	$-
General and administrative expenses	40,402	59,209
Net loss	$(40,402)	$(59,209)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	152,075,000	150,266,011

See accompanying notes to these unaudited financial statements.

INNOCAP, Inc.

Statements of Stockholders’ Deficit

Three Months Ended April 30, 2019 and 2018

(Unaudited)

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2019	1,000,000	$ 1,000	152,075,000	$ 152,075	$ 689,105	$ (1,347,741)	$ (505,561)
Net loss	-	-	-	-	-	(40,402)	(40,402)
Balance, April 30, 2019	1,000,000	$ 1,000	152,075,000	$ 152,075	$ 689,105	$ (1,388,143)	$ (545,963)

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2018	1,000,000	$ 1,000	149,075,000	$ 149,075	$ 667,105	$ (1,090,781)	$ (273,601)
Shares issued for services	-	-	2,000,000	2,000	18,000	-	20,000
Net loss	-	-	-	-	-	(59,209)	(59,209)
Balance, April 30, 2018	1,000,000	$ 1,000	151,075,000	$ 151,075	$ 685,105	$ (1,149,990)	$ (312,810)

See accompanying notes to the unaudited financial statements.

INNOCAP, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30, 2019	For the Three Months Ended April 30, 2018
Operating Activities:
Net loss	$(40,402)	$(59,209)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	28,333
Amortization of prepaid expenses	8,286	-
Changes in operating liabilities:
Accrued liabilities	(10,700)	(4,500)
Accrued liabilities – related party	12,250	35,331
Net Cash Used in Operating Activities	(30,566)	(45)

Financing Activities:
Proceeds from contract advances	15,000	300
Net Cash Provided by Financing Activities	15,000	300

Increase (Decrease) in Cash	(15,566)	255

Cash at beginning of period	18,870	144
Cash at end of period	$3,304	$399

Supplemental Cash Flows Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activities
Shares issued for prepaid consulting fees	$-	$20,000

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

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2019 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end, January 31, 2019, have been omitted.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Basic and Diluted Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 1,000,000 shares of convertible preferred shares outstanding at both period ends which are anti-dilutive and excluded from the calculation of basic and diluted loss per share.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

Recently Issued Accounting Standards

The Company has implemented all accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. No new accounting pronouncement that became effective during the three months ended April 30, 2019 affected the Company.

INNOCAP, INC.

Notes to the Financial Statements

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At April 30, 2019, the Company had an accumulated deficit of $1,388,143 and has not yet generated revenues from its operations. As of April 30, 2019, the Company had $3,304 in cash, a working capital deficit of $745,963 and had a negative cash flow from operating activities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

As of April 30, 2019, the Investor had provided aggregate advances of $335,300 under this agreement, including $15,000 during the three months ended April 30, 2019. Under the terms of the agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

As discussed in Note 4, the Investor has also advanced $200,000 for the salvage project in the coastal waters between Indonesia and Malaysia.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $750 per month. There is no formal lease agreement. The Company’s President is currently funding many of the Company current operating and travel expenses. The Company has accrued these liabilities as of April 30, 2019.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2019. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and has an accumulated deficit at April 30, 2019. This lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of April 30, 2019.

Operating Expenses

Operating expenses for the three months ended April 30, 2019 and 2018 were $40,402 and $59,209, respectively, and represent general and administrative expenses primarily for compensation to its President, costs to negotiate potential contracts and professional/consulting costs.

Net Loss

Net loss for the three months ended April 30, 2019 and 2018 was $40,402 and $59,209, respectively.

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

As of April 30, 2019, the Investor had provided aggregate advances of $335,300 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

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

Because of the many delays that have occurred in connection to the salvage project relating to the tin, Innocap is negotiating with the Company conducting the project to substitute a recovery project of Ming Dynasty Chinese porcelain that has already been found for the tin recovery effort. If agreed to, this arrangement would replace the tin salvage effort.

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

As of April 30, 2019, our management conducted an assessment of the effectiveness of the Company’s internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company’s internal control over disclosure controls and procedures and financial reporting as of April 30, 2019 was not effective to the extent that having only one employee prevents any separation of duties and responsibilities, resulting in a material weakness. The material weaknesses in our disclosure control procedures are as follows:

•Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third-party independent contractor to assist in the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, our management is not experienced in financial reporting. If and when, we have internal management with financial training and experience, we will institute more detailed internal review procedures.

•Audit Committee and Financial Expert. We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process. We currently have no independent directors. We plan on forming an audit committee if and when we have independent directors.

During the quarter ended April 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has extremely limited financial resources, negative working capital and an accumulated deficit at April 30, 2019. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2019 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

None during Quarter Ended April 30, 2019.

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

June 14, 2019