Form 10-Q
period 2019-07-31
INNOCAP INC
filed 2019-09-13
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

At September 9 2019, the number of shares of the Registrant’s common stock outstanding was 152,075,000.

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

ITEM 1. FINANCIAL STATEMENTS

INNOCAP, INC.

Balance Sheets

(Unaudited)

	July 31, 2019	January 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$1,406	$18,870
Prepaid expenses	-	8,286
Total current assets	1,406	27,156
INVESTMENT IN SALVAGE PROJECT	200,000	200,000

TOTAL ASSETS	$201,406	$227,156

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$25,652	$33,352
Accrued liabilities – related party	218,565	179,065
Project advances	535,300	520,300

Total liabilities	779,517	732,717

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 152,075,000 shares issued and outstanding	152,075	152,075
Additional paid-in capital	689,105	689,105
Accumulated deficit	(1,420,291)	(1,347,741)
Total Stockholders’ Deficit	(578,111)	(505,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$201,406	$227,156

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,	For the Three Months Ended July 31,
	2019	2018

Revenue	$-	$-

General and administrative expenses	32,148	72,582

Net loss	$(32,148)	$(72,582)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	152,075,000	151,629,348

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Six Months Ended July 31,	For the Six Months Ended July 31,
	2019	2018

Revenue	$-	$-

General and administrative expenses	72,550	131,791

Net loss	$(72,550)	$(131,791)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	152,075,000	150,958,978

See accompanying notes to the unaudited financial statements.

INNOCAP, Inc.

Statements of Stockholders’ Deficit

Six Months Ended July 31, 2019 and 2018

(Unaudited)

	Preferred Shares (#)	Amount ($)	Common Shares (#)	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Total ($)
Balance, January 31, 2019	1,000,000	1,000	152,075,000	152,075	689,105	(1,347,741)	(505,561)
Net loss	-	-	-	-	-	(40,402)	(40,402)
Balance, April 30, 2019	1,000,000	1,000	152,075,000	152,075	689,105	(1,388,143)	(545,963)
Net loss	-	-	-	-	-	(32,148)	(32,148)
Balance, July 31, 2019	1,000,000	1,000	152,075,000	152,075	689,105	(1,420,291)	(578,111)

	Preferred Shares (#)	Amount ($)	Common Shares (#)	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Total ($)
Balance, January 31, 2018	1,000,000	1,000	149,075,000	149,075	667,105	(1,090,781)	(273,601)
Shares issued for services	-	-	2,000,000	2,000	18,000	-	20,000
Net loss	-	-	-	-	-	(59,209)	(59,209)
Balance, April 30, 2018	1,000,000	1,000	151,075,000	151,075	685,105	(1,149,990)	(312,810)
Shares issued for services	-	-	1,000,000	1,000	5,000	-	6,000
Net loss	-	-	-	-	-	(72,582)	(72,582)
Balance, July 31, 2018	1,000,000	1,000	152,075,000	152,075	690,105	(1,222,572)	(379,392)

See accompanying notes to the unaudited financial statements.

INNOCAP, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31, 2019	For the Six Months Ended July 31, 2018
Operating Activities:
Net loss	$(72,550)	$(131,791)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	59,333
Amortization of prepaid expenses	8,286	-
Changes in operating liabilities:
Accrued liabilities	(7,700)	500
Accrued liabilities – related party	39,500	62,581
Net Cash Used in Operating Activities	(32,464)	(9,377)

Financing Activities:
Proceeds from contract advances	15,000	25,300
Net Cash Provided by Financing Activities	15,000	25,300

Increase (Decrease) in Cash	(17,464)	15,923

Cash at beginning of period	18,870	144
Cash at end of period	$1,406	$16,067

Supplemental Cash Flows Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activities
Shares issued for prepaid consulting fees	$-	$26,000

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

Basic and Diluted Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2019 and January 31, 2019. There were 1,000,000 shares of convertible preferred shares outstanding at both period-ends which are anti-dilutive and excluded from the calculation of basic and diluted loss per share.

Subsequent Events

The Company has evaluated all transactions from July 31, 2019 through the financial statement issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

Recently Issued Accounting Standards

The Company has implemented all accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. No new accounting pronouncement that became effective during the six months ended July 31, 2019 affected the Company.

INNOCAP, INC.

Notes to the Financial Statements

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At July 31, 2019, the Company had an accumulated deficit of $1,420,291 and has not yet generated revenues from its operations. As of July 31, 2019, the Company had $1,406 in cash, a working capital deficit of $778,111 and had a negative cash flow from operating activities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The recovery efforts ran into numerous delays and incurred several problems. Since there is no certainty as to when or if the problems and delays will be resolved, Innocap has entered into a new agreement with Solar Resources Inc. (“Solar”) in June 2019 under which the $200,000 investment made by Innocap will no longer relate to the recovery of tin but will now be associated with the already recovered Ming Dynasty porcelain which is now in Indonesia being protected by the government of Indonesia. Under the terms of the new agreement:

•The initial $200,000 raised from the sale of the porcelain will be used to repay Innocap’s investment.

•The next $2,000,000 raised from the sale of the porcelain will go to Solar.

•All additional amounts, if any, raised from the sale of the porcelain will be divided as 10% for Innocap and 90% for Solar.

It is not certain when or to whom sales of the Ming Dynasty porcelain will be made or how much proceeds will be raised.

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

As of July 31, 2019, the Investor had provided aggregate advances of $335,300 under this agreement, including $15,000 during the six months ended July 31, 2019. Under the terms of the agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

As discussed in Note 4, the Investor has also advanced $200,000 for the salvage project in the coastal waters between Indonesia and Malaysia.

INNOCAP, INC.

Notes to the Financial Statements

(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $750 per month. There is no formal lease agreement. The Company’s President is currently funding many of the Company current operating and travel expenses. The Company has accrued these liabilities as of July 31, 2019.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2019. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

On November 21, 2017, the Company entered into an agreement to assist a company in Singapore to recover a large shipment of tin from a sunken ship that is believed to be in the waters between Indonesia and Malaysia. The same investor that agreed to fund the Flor de la Mar project if contracts are signed, provided the $200,000 needed by the Company to participate in this contract. The recovery efforts ran into numerous delays and incurred several problems. Since there is no certainty as to when or if the problems and delays will be resolved, Innocap has entered into a new agreement with Solar Resources Inc. in June 2019 under which the $200,000 investment made by Innocap will no longer relate to the recovery of tin but will now be associated with the already recovered Ming Dynasty porcelain which is now in Indonesia being protected by the government of Indonesia. Under the terms of the new agreement:

•The initial $200,000 raised from the sale of the porcelain will be used to repay Innocap’s investment.

•The next $2,000,000 raised from the sale of the porcelain will go to Solar.

•All additional amounts, if any, raised from the sale of the porcelain will be divided as 10% for Innocap and 90% for Solar.

It is not certain when or to whom sales of the Ming Dynasty porcelain will be made or how much proceeds will be raised.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the year ended January 31, 2019 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, consulting fees, administrative costs and professional fees.

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and has an accumulated deficit at July 31, 2019. This lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of July 31, 2019.

Operating Expenses

Operating expenses for the six months ended July 31, 2019 and 2018 were $72,550 and $131,791, respectively, and represent general and administrative expenses primarily for compensation to its President, costs to negotiate potential contracts and professional/consulting costs.

Net Loss

Net loss for the six months ended July 31, 2019 and 2018 was $72,550 and $131,791, respectively.

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

As of July 31, 2019, the Investor had provided aggregate advances of $335,300 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

In November 2017, the Investor also provided $200,000 to enable the Company to enter into an agreement with a company located in Singapore to recover a sunken ship which is believed to have a large cargo of tin. The recovery efforts ran into numerous delays and incurred several problems. Since there is no certainty as to when or if the problems and delays will be resolved, Innocap has entered into a new agreement with Solar in June 2019 under which the $200,000 investment made by Innocap will no longer relate to the recovery of tin but will now be associated with the already recovered Ming Dynasty porcelain which is now in Indonesia being protected by the government of Indonesia. Under the terms of the new agreement:

•The initial $200,000 raised from the sale of the porcelain will be used to repay Innocap’s investment.

•The next $2,000,000 raised from the sale of the porcelain will go to Solar.

•All additional amounts, if any, raised from the sale of the porcelain will be divided as 10% for Innocap and 90% for Solar.

It is not certain when or to whom sales of the Ming Dynasty porcelain will be made or how much proceeds will be raised.

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

As of July 31, 2019, our management conducted an assessment of the effectiveness of the Company’s internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company’s internal control over disclosure controls and procedures and financial reporting as of July 31, 2019 was not effective to the extent that having only one employee prevents any separation of duties and responsibilities, resulting in a material weakness. The material weaknesses in our disclosure control procedures are as follows:

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

During the quarter ended July 31, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has extremely limited financial resources, negative working capital and an accumulated deficit at July 31, 2019. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2019 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

•"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by salespersons;

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

None during Quarter Ended July 31, 2019.

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

September 13, 2019