Form 10-Q
period 2019-10-31
INNOCAP INC
filed 2019-12-16
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

At December 13, 2019, the number of shares of the Registrant’s common stock outstanding was 172,075,000.

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

ITEM 1. FINANCIAL STATEMENTS

INNOCAP, INC.

Balance Sheets

(Unaudited)

	October 31, 2019	January 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$242	$18,870
Prepaid expenses	-	8,286
Total current assets	242	27,156
INVESTMENT IN SALVAGE PROJECT	200,000	200,000

TOTAL ASSETS	$200,242	$227,156

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$29,652	$33,352
Accrued liabilities – related party	245,815	179,065
Project advances	535,300	520,300

Total liabilities	810,767	732,717

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 152,075,000 shares issued and outstanding	152,075	152,075
Additional paid-in capital	689,105	689,105
Accumulated deficit	(1,452,705)	(1,347,741)
Total Stockholders’ Deficit	(610,525)	(505,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$200,242	$227,156

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$-

General and administrative expenses	32,414	66,946	104,964	198,737
Net loss	$(32,414)	$(66,946)	$(104,964)	$(198,737)

Net loss per common share – basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	152,075,000	152,075,000	152,075,000	151,335,073

See accompanying notes to the unaudited financial statements.

INNOCAP, Inc.

Statements of Stockholders’ Deficit

Nine Months Ended October 31, 2019 and 2018

(Unaudited)

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2019	1,000,000	$ 1,000	152,075,000	$ 152,075	$ 689,105	$ (1,347,741)	$(505,561)
Net loss	-	-	-	-	-	(40,402)	(40,402)
Balance, April 30, 2019	1,000,000	1,000	152,075,000	152,075	689,105	(1,388,143)	(545,963)
Net loss	-	-	-	-	-	(32,148)	(32,148)
Balance, July 31, 2019	1,000,000	1,000	152,075,000	152,075	689,105	(1,420,291)	(578,111)
Net Loss	-	-	-	-	-	(32,414)	(32,414)
Balance, October 31, 2019	1,000,000	$ 1,000	152,075,000	$ 152,075	$ 689,105	$ (1,452,705)	$ (610,525)

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2018	1,000,000	$ 1,000	149,075,000	$ 149,075	$ 667,105	$ (1,090,781)	$ (273,601)
Shares issued for services	-	-	2,000,000	2,000	18,000	-	20,000
Net loss	-	-	-	-	-	(59,209)	(59,209)
Balance, April 30, 2018	1,000,000	1,000	151,075,000	151,075	685,105	(1,149,990)	(312,810)
Shares issued for services	-	-	1,000,000	1,000	5,000	-	6,000
Net loss	-	-	-	-	-	(72,582)	(72,582)
Balance, July 31, 2018	1,000,000	1,000	152,075,000	152,075	690,105	(1,222,572)	(379,392)
Net loss	-	-	-	-	-	(66,946)	(66,946)
Balance, October 31, 2018	1,000,000	$ 1,000	152,075,000	$ 152,075	$ 690,105	$(1,289,518)	$ (446,338)

See accompanying notes to the unaudited financial statements.

INNOCAP, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended October 31, 2019	For the Nine Months Ended October 31, 2018
Operating Activities:
Net loss	$(104,964)	$(198,737)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	91,667
Amortization of prepaid expenses	8,286	-
Changes in operating liabilities:
Accrued liabilities	(3,700)	5,500
Accrued liabilities – related party	66,750	82,331
Net Cash Used in Operating Activities	(33,628)	(19,239)

Financing Activities:
Proceeds from contract advances	15,000	25,300
Net Cash Provided by Financing Activities	15,000	25,300

Increase (Decrease) in Cash	(18,628)	6,061

Cash at beginning of period	18,870	144
Cash at end of period	$242	$6,205

Supplemental Cash Flows Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activities
Shares issued for prepaid consulting fees	$-	$26,000

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

Basic and Diluted Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of October 31, 2019 and January 31, 2019. There were 1,000,000 shares of convertible preferred shares outstanding at both period-ends which are anti-dilutive and excluded from the calculation of basic and diluted loss per share.

Subsequent Events

The Company has evaluated all transactions from October 31, 2019 through the financial statement issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded other than as disclosed in Note 7.

Recently Issued Accounting Standards

The Company has implemented all accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. No new accounting pronouncement that became effective during the nine months ended October 31, 2019 affected the Company.

INNOCAP, INC.

Notes to the Financial Statements

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.At October 31, 2019, the Company had an accumulated deficit of $1,452,705 and has not yet generated revenues from its operations. As of October 31, 2019, the Company had $242 in cash, a working capital deficit of $810,525 and had a negative cash flow from operating activities. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

It is not certain when or to whom sales of the Ming Dynasty porcelain, which is still in Indonesia, will be made or how much proceeds will be raised.

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

As of October 31, 2019, the Investor had provided aggregate advances of $335,300 under this agreement, including $15,000 during the nine months ended October 31, 2019. Under the terms of the agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

As discussed in Note 4, the Investor has also advanced $200,000 for the salvage project in the coastal waters between Indonesia and Malaysia.

INNOCAP, INC.

Notes to the Financial Statements

(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $750 per month. There is no formal lease agreement. The Company’s President is currently funding many of the Company current operating and travel expenses. The Company has accrued these liabilities as of October 31, 2019.

Accrued liabilities – related party also includes compensation due to the Company’s president that has not been paid.

The principal involved with the Company providing the project advances described in Note 5 is a minority shareholder in the Company but has no management role.

NOTE 7 – SUBSEQUENT EVENTS

On November 26, 2019, the Company issued a total of 20,000,000 shares of common stock to its chief officer and consultants for services.

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as “we,” “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-Q.Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2019. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the nine months ended October 31, 2019 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, consulting fees, administrative costs and professional fees.

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and has an accumulated deficit at October 31, 2019. This lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of October 31, 2019.

Operating Expenses

Operating expenses for the nine months ended October 31, 2019 and 2018 were $104,964 and $198,737, respectively.

Operating expenses for the three months ended October 31, 2019 and 2018 were $36,414 and $66,946, respectively.

All costs for the periods represent general and administrative expenses primarily for compensation to its President, costs to negotiate potential contracts and professional/consulting costs.

Net Loss

Net loss for the nine months ended October 31, 2019 and 2018 was $104,964 and $198,737, respectively. Net loss for the three months ended October 31, 2019 and 2018 was $36,414 and $66,946, respectively.

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

As of October 31, 2019, the Investor had provided aggregate advances of $335,300 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

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

It is not certain when or to whom sales of the Ming Dynasty porcelain, all of which is still in Indonesia, will be made or how much proceeds will be raised.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Disclosure Controls and Procedures and Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

As of October 31, 2019, our management conducted an assessment of the effectiveness of the Company’s internal control over disclosure controls and procedures and financial reporting.In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).Based on this assessment, management determined that the Company’s internal control over disclosure controls and procedures and financial reporting as of October 31, 2019 was not effective to the extent that having only one employee prevents any separation of duties and responsibilities, resulting in a material weakness. The material weaknesses in our disclosure control procedures are as follows:

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

During the quarter ended October 31, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has extremely limited financial resources, negative working capital and an accumulated deficit at October 31, 2019. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2019 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Despite the effectiveness of our registration statement on January 16, 2009 we became required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying.Except during the year following our registration statement becoming effective, these reporting obligations may (in our discretion) be automatically suspended by operation of statute under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders and have not filed a Form 8A with the SEC. That situation exists now which means that we may file periodic reports voluntarily with the SEC but will no longer be obligated to file those periodic reports with the SEC, and your access to our business information would then be even more restricted. Since January 16, 2009 (the date our registration statement on Form S-1 became effective), we have been required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets and are required to register our shares under Section 12 of the Exchange Act. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during Quarter Ended October 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOCAP, INC.
(Registrant)
December 13, 2019
	By:	/s/ Paul Tidwell
Paul Tidwell
Chief Executive Officer