Form 10-K
period 2020-01-31
INNOCAP INC
filed 2020-06-19
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

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

Yes [   ] No[X]

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 30, 2020 is 172,075,000 common shares, $0.001 par value per share and 1,000,000 preferred shares, $0.001 par value per share.

The Registrant’s common stock has not traded in the OTC Market or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.

EXPLANATORY NOTE

As previously reported on Form 8-K filed on April 24, 2020, the Company was unable to file its Annual Report on Form 10-K for the fiscal year ended January 31, 2020 by the original deadline of April 30, 2020, due to circumstances related to COVID-19 pandemic. The Company’s operations and business have been disrupted due to the unprecedented conditions and travel restrictions surrounding the COVID-19 pandemic spreading throughout the United States. These disruptions have resulted in limited access to the Company’s facilities and have interfered with management’s ability to work with its independent accountants, professional advisors and support staff in order to complete the Company’s financial statements and related disclosures that will be included in the Company’s Form 10-K.

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

ITEM 1. BUSINESS

We were incorporated in Nevada on January 23, 2004. In May 2011, Paul Tidwell became Chairman and President and introduced our business plan of researching the location of and salvaging sunken ships. The Company is currently actively considering and negotiating several projects that have been extensively researched by its President. Several trips, including to Indonesia, Malaysia and ships that were sunk during World War ll, have been taken or have been scheduled.

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

•A program to survey and salvage two World War II ships sunk during World War ll.

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

Intellectual Property

We have no patents or trademarks.

Employees

As of April 30, 2020, we had one employee, Paul Tidwell, our President, who devotes fulltime to us. Our president oversees all responsibilities in the areas of business plan development and execution. We do not have any other employees at this time. We plan on using subcontractors and independent consultants to work with us on all projects that we undertake.

ITEM 1A RISK FACTORS

The pandemic caused by an outbreak of a new strain of coronavirus (COVID-19) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Based on the Company’s current assessment, the Company does not expect any material impact on its long-term development timeline and its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, and industry.

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

Innocap has extremely limited financial resources, negative working capital and an accumulated deficit at January 31, 2020. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2020 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

We will need to raise financing for any projects that we undertake.

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

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may take place on over-the-counter bulletin board or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

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

ITEM 4 MINE SAFETY DISCLOSURES

None

Part II

ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

As of April 30, 2020, there is a very limited market for our common stock, and there is currently no established public market whatsoever for our securities. We have a trading symbol (“INNO”) but there can be no assurances as to whether:

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

As of the close of business on April 30, 2020, there were 172,075,000 shares of our common stock were issued and outstanding.

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

•A program to survey and salvage two World War II ships sunk during World War ll.

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

Innocap has limited financial resources and has an accumulated deficit at January 31, 2020. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

The Company started accruing compensation of $25,000 per quarter for its President during the quarter ended July 31, 2014. All other expenses incurred during the year ended January 31, 2020 consist of costs, including travel expenses, incurred by Mr. Tidwell to negotiate potential contracts, rent, consulting fees, administrative costs and professional fees.

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and has an accumulated deficit at January 31, 2020. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2020, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations through January 31, 2020.

Operating Expenses

Operating expenses for the fiscal years ended January 31, 2020 and 2019 were $354,379 and $256,960, respectively. General and administrative expenses consist primarily of accrued compensation to our President, costs to negotiate potential contracts and professional/consulting costs. The Company recorded an impairment of $200,000 in the year ended January 31, 2020 against the investment in the salvage project due to the uncertainty of the recoverability of our investment.

Net Loss

Net loss for the fiscal years ended January 31, 2020 and 2019 were $354,379 and $256,960, respectively.

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

As of January 31, 2020, the Investor had provided advances of $335,300 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

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

This investor is currently undergoing some health and personal issues which may preclude him from making further investments or advances.

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

ITEM 8 FINANCIAL STATEMENTS

Innocap’s financial statements as of January 31, 2020 and the fiscal year then ended start on page 29.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2019. The material weaknesses in our disclosure control procedures are as follows

•Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third-party independent contractor to assist in the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, our management is not experienced in financial reporting. The Company has not filed any federal and state tax returns. The net operating losses (“NOLs”) will not be available to reduce future taxable income until the returns are filed. If and when, we have internal management with financial training and experience, we will institute more detailed internal accounting and review procedures.

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

ITEM 9B OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended January 31, 2020 or subsequent period that would have required disclosure in a report on Form 8-K.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
Paul Tidwell	70	Chairman, President and CFO

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our directors’ term of office expires on January 31, 2021. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our directors receive no compensation for their role as directors.

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

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Paul Tidwell, President	2020	-0-	-0-	-0-	-0-	-0-	-0-	100,000 (1)
	2019	-0-	-0-	-0-	-0-	-0-	-0-	100,000 (1)

(1)Amounts have been accrued but not paid.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at January 31, 2020.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 30, 2020, we had 172,075,000 shares of common stock outstanding. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of April 30, 2019; of all directors and executive officers of Innocap; and of our directors and officers as a group.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Paul Tidwell, 112 N. Walnut Street, PO Box 489, Jefferson, TX 75657*	95,606,489	55.6

Charles E. Hill & Associates, Inc., 112 N. Walnut Street, PO Box 489, Jefferson, TX 75657**	11,000,000	6.4

Officers and Directors as a group ( 1 member)	95,606,489	55.6

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year ended January 31, 2020, Mr. Tidwell received 12,000,000 shares of common stock to settle liabilities due to him of $38,400.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: We have incurred fees totaling $14,300 and $12,700 for audit services for fiscal 2020 and 2019 annual audits of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for fiscal 2020 and 2019.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal years ended January 31, 2020 and 2019.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

b.Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innocap, Inc.
(Registrant)

By: /s/ Paul Tidwell
Paul Tidwell
President

June 18, 2020

FINANCIAL STATEMENTS

January 31, 2020 and 2019

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
BALANCE SHEETS	F-2
STATEMENTS OF OPERATIONS	F-3
STATEMENTS OD STOCKHOLDERS’ DEFICIT	F-4
STATEMENTS OF CASH FLOWS	F-5
MOTES TO FINANCIAL STATEMENTS	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Innocap, Inc.

Jefferson, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innocap, Inc. (the “Company”) as of January 31, 2020 and 2019, the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Marcum LLP

Houston, Texas

June 18, 2020

INNOCAP, INC.

Balance Sheets

January 31, 2020 and 2019

	2020	2019
ASSETS

CURRENT ASSETS:
Cash	$48	$18,870
Prepaid expenses	-	8,286
Total current assets	48	27,156

Investment in salvage project	-	200,000

TOTAL ASSETS	$48	$227,156

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$25,352	$33,352
Accrued liabilities – related party	235,336	179,065
Project advances	535,300	520,300

Total liabilities	795,988	732,717

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 172,075,000 and 152,075,000 shares issued and outstanding, respectively	172,075	152,075
Additional paid-in capital	733,105	689,105
Accumulated deficit	(1,702,120)	(1,347,741)
Total Stockholders’ Deficit	(795,940)	(505,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$48	$227,156

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Operations

Fiscal Years Ended January 31, 2020 and 2019

	2020	2019
Revenue	$-	$-

Operating expenses: General and administrative	154,379	256,960
Impairment of investment	200,000	-
Total operating expenses	354,379	256,960

Net loss	$(354,379)	$(256,960)

Loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	155,691,438	151,521,575

See accompanying notes to the financial statements.

INNOCAP, Inc.

Statements of Stockholders’ Deficit

Fiscal Years Ended January 31, 2020 and 2019

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2018	1,000,000	$ 1,000	149,075,000	$ 149,075	$ 667,105	$ (1,090,781)	$ (273,601)

Shares issued for services	-	-	3,000,000	3,000	22,000	-	25,000
Net loss	-	-	-	-	-	(256,960)	(256,960)
Balance, January 31, 2019	1,000,000	$ 1,000	152,075,000	$ 152,075	$ 689,105	$ (1,347,741)	$ (505,561)

Shares issued to settle liabilities	-	-	20,000,000	20,000	4,000	-	64,000
Net loss	-	-	-	-	-	(354,379)	(354,379)
Balance, January 31, 2019	1,000,000	$ 1,000	172,075,000	$ 172,075	$ 733,105	$ (1,702,120)	$ (795,940)

See accompanying notes to the financial statements.

INNOCAP, INC.

Statements of Cash Flows

Fiscal Years Ended January 31, 2020 and 2019

	2020	2019
OPERATING ACTIVITIES:
Net loss	$(354,379)	$(256,960)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	109,571
Amortization of prepaid expenses	8,286	-
Impairment of investment	200,000	-
Net change in operating assets and liabilities:
Accrued liabilities	17,600	15,234
Accrued liabilities – related party	94,671	85,581
Net Cash Used by Operating Activities	(33,822)	(46,574)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
Proceeds from project advances	15,000	65,300
Net Cash Provided by Financing Activities	15,000	65,300

INCREASE (DECREASE) IN CASH	(18,822)	18,726

CASH AT BEGINNING OF YEAR	18,870	144
CASH AT END OF YEAR	$48	$18,870

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING ACTIVITIES
Shares issued for prepaid consulting fees	$-	$25,000
Shares issued to settle liabilities	$64,000	$-

See accompanying notes to the financial statements.

INNOCAP, INC.

Notes to Financial Statements

January 31, 2020 and 2019

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

Basic and Diluted Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were 1,000,000 shares of potentially dilutive convertible preferred shares outstanding at both periods. The Company has excluded these convertible preferred shares due to their anti-dilutive effect for the years ended January 31, 2020 and 2019.

Subsequent Events

The Company has evaluated all transactions from January 31, 2020 through the financial issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

Recently Issued Accounting Standards

The Company has implemented all accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. No new accounting pronouncement that became effective during the year ended January 31, 2020 affected the Company.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At January 31, 2020, the Company had negative working capital and an accumulated deficit of $1,702,120 and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

It is not certain when or to whom sales of the Ming Dynasty porcelain, which is still in Indonesia, will be made or how much proceeds will be raised. As a result of this uncertainty, the Company recorded an impairment of $200,000 in the year ended January 31, 2020 against the investment in the salvage project.

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

As of January 31, 2020, the Investor had provided aggregate advances of $335,300 under this agreement. Under the terms of the agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

As discussed in Note 4, the Investor has also advanced $200,000 for the salvage project in the coastal waters between Indonesia and Malaysia.

This investor is currently undergoing some health and personal issues which may preclude him from making further investments or advances.

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

Common Stock

During the year ended January 31, 2020, the Company issued 20,000,000 shares, including 12,000,000 shares to the Company’s President, to settle liabilities associated with services. These shares were valued at $64,000.

Non-Statutory Stock Compensation Plan

In July 2017, the Company established a Non-Statutory Stock Compensation Plan which, as adjusted, provides for the issuance of up to 45,000,000 shares of the Company’s common stock. The plan expires on July 25, 2027.

The 20,000,000 shares described under Common Stock above were issued under this plan.

NOTE 7 - INCOME TAXES

Innocap has experienced a change in control both in 2008 and in 2011. Accordingly, the utilization of its net operating loss against future taxable income will be limited to carry forward to offset future taxable income. The operating loss incurred subsequent to the change in control that occurred in 2011 was approximately $1,283,000. The potential benefit from the carryforward of this loss has been fully reserved because utilization is doubtful.

The Company has not filed any federal and state tax returns. The net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of January 31, 2020, the Company had approximately $1,283,000 of federal net operating losses that may be available to offset future taxable income. The net operating loss carry-forward arising in taxable years beginning before December 31, 2017 will begin to expire in the year 2031. For losses arising in taxable years beginning after December 31, 2017, the net operating loss carryforward has an indefinite life. However, the utilization of the net operating loss carryforward is limited to 80% of taxable income.

Management will be taking on a project to file delinquent tax returns in the upcoming reporting periods and updated values will be disclosed in the following reporting periods.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $750 per month. There is no formal lease agreement. The Company’s President is currently funding many of the Company current operating and travel expenses. The Company has accrued these liabilities as of January 31, 2020.

Accrued liabilities – related party also includes compensation due to the Company’s president that has not been paid. The total balance of accrued liabilities – related party as of January 31, 2020 and 2019 were $235,336 and $179,065, respectively.

The principal involved with the Company providing the project advances described in Note 5 is a minority shareholder in the Company but has no management role.

NOTE 9 – SUBSEQUENT EVENTS

Beginning in early 2020, there has been an outbreak of coronavirus (COVID-19), initially in China and which has spread to other jurisdictions, including locations where we do business. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain as of the date of the Report as this continues to evolve globally. Therefore, the full extent to which coronavirus may impact our results of operations, liquidity or financial position is uncertain. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company and the economies in which we operate. We anticipate that our liquidity may be materially impacted by the coronavirus outbreak.