Form 10-Q
period 2020-04-30
INNOCAP INC
filed 2020-07-27
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

Large Accelerated Filer	[ ]	Non-Accelerated Filer	[ ]
Accelerated Filer	[ ]	Smaller Reporting Company	[X]
Emerging Growth Company	[ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

At July 27, 2020, the number of shares of the Registrant’s common stock outstanding was 172,075,000.

INNOCAP, INC.

EXPLANATORY NOTE

As previously reported on Form 8-K filed on June 16, 2020, the Company was unable to file its Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2020 by the original deadline of June 14, 2020, due to circumstances related to COVID-19 pandemic. The Company’s operations and business have been disrupted due to the unprecedented conditions and travel restrictions surrounding the COVID-19 pandemic spreading throughout the United States. These disruptions have resulted in limited access to the Company’s facilities and have interfered with management’s ability to work with its independent accountants, professional advisors and support staff in order to complete the Company’s financial statements and related disclosures that will be included in the Company’s Form 10-Q.

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

ITEM 1. FINANCIAL STATEMENTS

INNOCAP, INC.

Balance Sheets

(Unaudited)

	April 30, 2020	January 31, 2020
ASSETS

CURRENT ASSETS:
Cash	$3	$48
Prepaid expenses	-	-
Total current assets	3	48

TOTAL ASSETS	$3	$48

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$28,852	$25,352
Accrued liabilities – related party	262,586	235,336
Project advances	535,300	535,300

Total liabilities	826,738	795,988

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 172,075,000 shares issued and outstanding	172,075	172,075
Additional paid-in capital	733,105	733,105
Accumulated deficit	(1,732,915)	(1,702,120)
Total Stockholders’ Deficit	(826,735)	(795,940)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3	$48

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,	For the Three Months Ended April 30,
	2020	2019

Revenue	$-	$-

General and administrative expenses	30,795	40,402

Net loss	$(30,795)	$(40,402)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	172,075,000	152,075,000

See accompanying notes to these unaudited financial statements.

INNOCAP, Inc.

Statements of Stockholders’ Deficit

Three Months Ended April 30, 2020 and 2019

(Unaudited)

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2020	1,000,000	$ 1,000	172,075,000	$ 172,075	$ 733,105	$ (1,702,120)	$ (795,940)

Net loss	-	-	-	-	-	(30,795)_	(30,795)
Balance, April 30, 2020	1,000,000	$ 1,000	172,075,000	$ 172,075	$ 733,105	$(1,732,915)	$ (826,735)

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2019	1,000,000	$ 1,000	152,075,000	$ 152,075	$ 689,105	$ (1,347,741)	$ (505,561)

Net loss	-	-	-	-	-	(40,402)	(40,402)
Balance, April 30, 2019	1,000,000	$ 1,000	152,075,000	$ 152,075	$ 689,105	$ (1,388,143)	$ (545,963)

See accompanying notes to the unaudited financial statements.

INNOCAP, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30, 2020	For the Three Months Ended April 30, 2019
Operating Activities:
Net loss	$(30,795)	$(40,402)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expenses	-	8,286
Changes in operating liabilities:
Accrued liabilities	2,284	(10,700)
Accrued liabilities – related party	28,466	12,250
Net Cash Used in Operating Activities	(45)	(30,566)

Financing Activities:
Proceeds from contract advances	-	15,000
Net Cash Provided by Financing Activities	-	15,000

Increase (Decrease) in Cash	(45)	(15,566)

Cash at beginning of period	48	18,870
Cash at end of period	$3	$3,304

Supplemental Cash Flows Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

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

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2019 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end, January 31, 2020, have been omitted.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Basic and Diluted Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of April 30, 2020 and January 31, 2020. There were 1,000,000 shares of convertible preferred shares outstanding at both period-ends which are anti-dilutive and excluded from the calculation of basic and diluted loss per share.

Subsequent Events

The Company has evaluated all transactions from April 30, 2020 through the financial statement issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded other than as disclosed in Note 7.

Recently Issued Accounting Standards

The Company has implemented all accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. No new accounting pronouncement that became effective during the three months ended April 30, 2020 affected the Company.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At April 30, 2020, the Company had negative working capital and an accumulated deficit of $1,732,915 and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

As of April 30, 2020, the Investor had provided aggregate advances of $335,300 under this agreement. Under the terms of the agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia.

As discussed in Note 4, the Investor has also advanced $200,000 for the salvage project in the coastal waters between Indonesia and Malaysia.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $750 per month. There is no formal lease agreement. The Company’s President is currently funding many of the Company current operating and travel expenses. The Company has accrued these liabilities as of April 30, 2020.

Accrued liabilities – related party also includes compensation due to the Company’s president that has not been paid. The total balance of accrued liabilities – related party as of April 30, 2020 and January 31, 2020 were $262,586 and $235,336, respectively.

The principal involved with the Company providing the project advances described in Note 5 is a minority shareholder in the Company but has no management role.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Note Regarding Forward-Looking Statements

Certain matters discussed in this quarterly report on Form 10-Q are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

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

Innocap, Inc. has no financial resources and has not established a source of equity or debt financing and has an accumulated deficit at April 30, 2020. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of January 31, 2020, that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

In July 2020, the Company entered into discussions to merge with another company which is engaged in a different industry than the Company. No agreement has been executed and no assurances can be given that an agreement will be executed or, if so, when it will be executed.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Results of Operations

Revenue

We have not had any revenues from operations as of April 30, 2020.

Operating Expenses

Operating expenses for the three months ended April 30, 2020 and 2019 were $30,795 and $40,402, respectively, and represent general and administrative expenses primarily for compensation to its President, costs to negotiate potential contracts and professional/consulting costs.

All costs for the periods represent general and administrative expenses primarily for compensation to its President, costs to negotiate potential contracts and professional/consulting costs.

Net Loss

Net loss for the three months ended April 30, 2020 and 2019 was $30,795 and $40,402, respectively.

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

As of April 30, 2020, the Investor had provided advances of $335,300 under this Agreement. Under the terms of the Agreement, the Company will provide the Investor with periodic budgets and documentation of expenses relating to the project. If anything is recovered from the project, the Company’s share will be split evenly with the Investor after expenses are reimbursed. If a contract with Indonesia is executed, it is likely that the contract will specify that the Company will have to split the proceeds of any recovery with Indonesia. If a contract is not reached with Indonesia, the Advance will be applied to any other contract that is executed by us.

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

As of April 30, 2020, our management conducted an assessment of the effectiveness of the Company’s internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company’s internal control over disclosure controls and procedures and financial reporting as of April 30, 2020 was not effective to the extent that having only one employee prevents any separation of duties and responsibilities, resulting in a material weakness. The material weaknesses in our disclosure control procedures are as follows:

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

During the quarter ended April 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has extremely limited financial resources, negative working capital and an accumulated deficit at April 30, 2020. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of April 30, 2020 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

None during Quarter Ended April 30, 2020.

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

July 27, 2020