Form 10-Q
period 2020-07-31
INNOCAP INC
filed 2020-09-04
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

At August 31, 2020, the number of shares of the Registrant’s common stock outstanding was 179,208,000.

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

ITEM 1. FINANCIAL STATEMENTS

INNOCAP, INC.

Balance Sheets

(Unaudited)

	July 31, 2020	January 31, 2020
ASSETS

CURRENT ASSETS:
Cash	$8	$48
Total current assets	8	48

TOTAL ASSETS	$8	$48

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$26,052	$25,352
Accrued liabilities – related party	276,918	235,336
Project advances	535,300	535,300

Total liabilities	838,270	795,988

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock at $0.001 par value; 199,000,000 shares authorized; 172,075,000 shares issued and outstanding	172,075	172,075
Additional paid-in capital	733,105	733,105
Accumulated deficit	(1,744,442)	(1,702,120)
Total Stockholders’ Deficit	(838,262)	(795,940)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8	$48

See accompanying notes to these unaudited financial statements.

INNOCAP, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2020	2019	2020	2019
Revenue	$-	$-	$-	$-

General and administrative expenses	11,527	32,148	42,322	72,550
Net loss	$(11,527)	$(32,148)	$(42,322)	$(72,550)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	172,075,000	152,075,000	172,075,000	152,075,000

See accompanying notes to these unaudited financial statements.

INNOCAP, Inc.

Statements of Stockholders’ Deficit

Six Months Ended July 31, 2020 and 2019

(Unaudited)

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2020	1,000,000	$1,000	172,075,000	$172,075	$733,105	$(1,702,120)	$(795,940)
Net loss	-	-	-	-	-	(30,795)	(30,795)
Balance, April 30, 2020	1,000,000	1,000	172,075,000	172,075	733,105	(1,732,915)	(826,735)
Net loss	-	-	-	-	-	(11,527)	(11,527)
Balance, July 31, 2020	1,000,000	$1,000	172,075,000	$172,075	$733,105	$(1,744,442)	$(838,262)

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2019	1,000,000	$1,000	152,075,000	$152,075	$689,105	$(1,347,741)	$(505,561)
Net loss	-	-	-	-	-	(40,402)	(40,402)
Balance, April 30, 2019	1,000,000	1,000	152,075,000	152,075	689,105	(1,388,143)	(545,963)
Net loss	-	-	-	-	-	(32,148)	(32,148)
Balance, July 31, 2019	1,000,000	$1,000	152,075,000	$152,075	$689,105	$(1,420,291)	$(578,111)

See accompanying notes to the unaudited financial statements.

INNOCAP, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31, 2020	For the Six Months Ended July 31, 2019
Operating Activities:
Net loss	$(42,322)	$(72,550)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expenses	-	8,286
Changes in operating liabilities:
Accrued liabilities	700	(7,700)
Accrued liabilities – related party	41,582	39,500
Net Cash Used in Operating Activities	(40)	(32,464)

Financing Activities:
Proceeds from contract advances	-	15,000
Net Cash Provided by Financing Activities	-	15,000

Increase (Decrease) in Cash	(40)	(17,464)
Cash at beginning of period	48	18,870
Cash at end of period	$8	$1,406

Supplemental Cash Flows Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

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

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2020 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end, January 31, 2020, have been omitted.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Basic and Diluted Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2020 and January 31, 2020. There were 1,000,000 shares of convertible preferred shares outstanding at both period-ends which are anti-dilutive and excluded from the calculation of basic and diluted loss per share.

Subsequent Events

The Company has evaluated all transactions from July 31, 2020 through the financial statement issuance date for subsequent event disclosure consideration and has determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded other than as disclosed in Note 7.

Recently Issued Accounting Standards

The Company has implemented all accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. No new accounting pronouncement that became effective during the six months ended July 31, 2020 affected the Company.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At July 31, 2020, the Company had negative working capital and an accumulated deficit and had no revenues. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company intends to continue seeking revenue producing projects and financing through the business plan of operations and the business contacts of its officers. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

INNOCAP, INC.

Notes to the Financial Statements

(Unaudited)

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is provided office space by its President for $750 per month. There is no formal lease agreement. The Company’s President is currently funding many of the Company current operating and travel expenses. The Company has accrued these liabilities as of July 31, 2020.

Accrued liabilities – related party also includes compensation due to the Company’s president that has not been paid. The total balance of accrued liabilities – related party as of July 31, 2020 and January 31, 2020 were $276,918 and $235,336, respectively. The Company did not accrue compensation for its President for the three months ended July 31, 2020 because the existence of the COVID 19 virus significantly limited activities.

The principal involved with the Company providing the project advances described in Note 5 is a minority shareholder in the Company but has no management role.

INNOCAP, INC.

Notes to the Financial Statements

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

In August 2020, the Company issued an aggregate of 7,133,000 shares of its common stock to three professional advisors for services. The shares are valued at approximately $0.005 per share.

In August 2020, a written consent of the holders of a majority of our outstanding voting stock authorized an increase in the number of its authorized shares as follows:

•increase the number of shares of Common Stock the Company is authorized to issue from 199,000,000 to 500,000,000

•increase the number of shares of preferred stock, par value $0.001 per share the Company is authorized to issue from 1,000,000 to 5,000,000

The increase of authorized shares has not become effective through the financial statement issuance date.

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

Results of Operations

Revenue

We have not had any revenues from operations as of July 31, 2020.

Operating Expenses

Operating expenses for the six months ended July 31, 2020 and 2019 were $42,322 and $72,550, respectively, and represent general and administrative expenses primarily for compensation to its President, costs to negotiate potential contracts and professional/consulting costs. The Company did not accrue compensation for its President for the three months ended July 31, 2020 because the existence of the COVID 19 virus significantly limited activities. It accrued $25,000 in compensation for the three months ended April 30, 2020.

Operating expenses for the three months ended July 31, 2020 and 2019 was $11,527 and $32,148, respectively, covering general and administrative expenses and professional fees. The Company accrued $25,000 in salary for the Company’s President in 2019 but not in 2020.

Net Loss

Net loss for the six months ended July 31, 2020 and 2019 was $42,322 and $72,550, respectively. Net loss for the three months ended July 31, 2020 and 2019 was $11,527 and $32,148, respectively.

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

As of July 31, 2020, our management conducted an assessment of the effectiveness of the Company’s internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company’s internal control over disclosure controls and procedures and financial reporting as of July 31, 2020 was not effective to the extent that having only one employee prevents any separation of duties and responsibilities, resulting in a material weakness. The material weaknesses in our disclosure control procedures are as follows:

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

During the quarter ended July 31, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Innocap has extremely limited financial resources, negative working capital and an accumulated deficit at July 31, 2020. Our independent registered auditors included an explanatory paragraph in their opinion on Innocap’s financial statements as of July 31, 2020 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

The trading of our securities, if any, will be in the over-the-counter market. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

None during Quarter Ended July 31, 2020.

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

Innocap, Inc.
(Registrant)
September 4, 2020
	By:	/s/ Paul Tidwell
Paul Tidwell
Chief Executive Officer