Form 10-Q
period 2020-11-30
UNIQUE LOGISTICS INTERNATIONAL INC
filed 2021-02-08
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2020

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-50612

UNIQUE LOGISTICS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	01–0721929
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

154-09 146th Ave, Jamaica, NY	11434
(Address of Principal Executive Offices)	(Zip Code)

678-365-6004

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of February 5, 2021, there were 357,829,365 shares of the registrant’s common stock outstanding.

UNIQUE LOGISTICS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2020

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of November 30, 2020 (Unaudited) and May 31, 2020	4

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended November 30, 2020 and for the Period October 28, 2019 (inception) through November 30, 2019 (Unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Six Months Ended November 30, 2020 and for the Period October 28, 2019 (inception) through November 30, 2019 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2020 and for the Period October 28, 2019 (inception) through November 30, 2019 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	40
ITEM 4.	Controls and Procedures	40

	PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	42
ITEM 1A.	Risk Factors	42
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
ITEM 3.	Defaults Upon Senior Securities	42
ITEM 4.	Mine Safety Disclosures	42
ITEM 5.	Other Information	43
ITEM 6.	Exhibits	44

SIGNATURES		45

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2020	May 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,532,960	$1,349,363
Accounts receivable – trade, net	27,427,464	7,932,310
Contract assets	12,199,516	4,837,008
Factoring reserve	8,255,173	970,724
Other prepaid expenses and current assets	82,005	91,671
Total current assets	51,497,118	15,181,076

Property and equipment – net	185,371	198,988

Other long-term assets:
Goodwill	4,773,584	4,773,584
Intangible assets – net	8,398,426	8,752,000
Operating lease right-of-use assets – net	4,300,118	4,770,280
Deposits and other assets	512,362	292,404
Total other long-term assets	17,984,490	18,588,268
Total assets	$69,666,979	$33,968,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$37,120,279	$9,591,780
Accrued expenses and other current liabilities	1,688,745	3,619,216
Accrued freight	10,358,076	3,477,380
Current portion of notes payable	858,333	858,333
Current portion of long-term debt due to related parties	6,385,311	6,380,975
Current portion of promissory notes	1,169,916	618,309
Convertible notes payable, net	1,273,212	-
Current portion of operating lease liability	1,383,251	1,288,216
Total current liabilities	60,237,123	25,834,209

Other long-term liabilities	706,674	848,010
Long-term-debt due to related parties, net of current portion	144,992	193,328
Notes payable, net of current portion	1,037,502	1,466,667
Promissory notes, net of current portion	626,146	1,027,753
Operating lease liability, net of current portion	2,970,933	3,482,064
Total long-term liabilities	5,486,247	7,017,822

Total liabilities	65,723,370	32,852,031

Commitments and contingencies

Stockholders’ Equity:
Series A Convertible Preferred stock, $0.001 par value; 130,000 shares authorized; 130,000 issued and outstanding as of November 30, 2020 and May 31, 2020	130	130
Series B Convertible Preferred stock, $0.001 par value; 870,000 shares authorized; 840,000 and 870,000 issued and outstanding as of November 30, 2020 and May 31, 2020, respectively	840	870
Common stock, $0.001 par value; 500,000,000 shares authorized; 357,829,365 and 0 shares issued and outstanding as of November 30, 2020 and May 31, 2020, respectively	357,830	-
Additional paid-in capital	3,170,273	1,523,811
Retained earnings (accumulated deficit)	414,536	(408,510)
Total Stockholders’ Equity	3,943,609	1,116,301
Total Liabilities and Stockholders’ Equity	$69,666,979	$33,968,332

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended November 30, 2020	For the Six Months Ended November 30, 2020	For the Period October 28, 2019 (inception) Through November 30, 2019
Revenues:
Airfreight services	$72,388,144	$89,887,028	$-
Ocean freight and ocean services	42,601,314	73,254,180	-
Contract logistics	838,853	1,527,563	-
Customs brokerage and other services	8,811,109	17,385,916	-
Total revenues	124,639,420	182,054,687	-

Costs and operating expenses:
Airfreight services	68,891,139	85,628,080	-
Ocean freight and ocean services	38,726,139	66,592,372	-
Contract logistics	297,758	561,826	-
Customs brokerage and other services	8,357,835	16,502,717	-
Salaries and related costs	2,191,247	4,292,136	-
Professional fees	228,739	658,480	-
Rent and occupancy	442,605	901,116	-
Selling and promotion	846,883	1,898,311	-
Depreciation and amortization	191,398	382,217	-
Fees on factoring agreements	1,410,203	1,884,263	-
Other	16,190	238,889	15
Total costs and operating expenses	121,600,136	179,540,407	15

Income (loss) from operations	3,039,284	2,514,280	(15)

Other expenses
Interest	(203,740)	(236,179)	-
Loss on extinguishment of convertible note	(1,147,856)	(1,147,856)	-
Total other expenses	(1,351,596)	(1,384,035)	-

Net income (loss) before income taxes	1,687,688	1,130,245	(15)

Income tax expense	290,505	307,199	-

Net income (loss)	$1,397,183	$823,046	$(15)

Net income (loss) per common share
– basic	$0.01	$0.01	$(0.00)
– diluted	$0.00	$0.00	$(0.00)

Weighted average common shares outstanding
– basic	252,603,584	167,748,635	-
– diluted	9,264,989,751	9,180,134,802	-

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY(DEFICIT)

(Unaudited)

For the Three Months Ended November 30, 2020

	Series A		Series B				Additional	Retained Earnings
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, September 1, 2020	130,000	$130	870,000	$870	-	$-	$1,523,811	$(982,647)	$542,164

Issuance of Common Stock for services rendered	-	-	-	-	27,833,754	27,834	22,166	-	50,000

Conversion of Series A Preferred Stock to Common Stock	-	-	(30,000)	(30)	196,394,100	196,394	(196,364)	-	-

Recapitalization upon acquisition - net	-	-	-	-	133,601,511	133,602	(179,340)	-	(45,738)

Warrants issued with convertible notes	-	-	-	-	-	-	1,126,497	-	1,126,497

Beneficial conversion feature of convertible notes	-	-	-	-	-	-	873,503	-	873,503

Net income	-	-	-	-	-	-	-	1,397,183	1,397,183
Balance, November 30, 2020	130,000	$130	840,000	$840	357,829,365	$357,830	$3,170,273	$414,536	$3,943,609

For the Six Months Ended November 30, 2020

	Series A		Series B				Additional	Retained Earnings
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, June 1, 2020	130,000	$130	870,000	$870	-	$-	$1,523,811	$(408,510)	$1,116,301

Issuance of Common Stock for services rendered	-	-	-	-	27,833,754	27,834	22,166	-	50,000

Conversion of Series A Preferred Stock to Common Stock	-	-	(30,000)	(30)	196,394,100	196,394	(196,364)	-	-

Recapitalization upon acquisition - net	-	-	-	-	133,601,511	133,602	(179,340)	-	(45,738)

Warrants issued with convertible notes	-	-	-	-	-	-	1,126,497	-	1,126,497

Beneficial conversion feature of convertible notes	-	-	-	-	-	-	873,503	-	873,503

Net income	-	-	-	-	-	-	-	823,046	823,046
Balance, November 30, 2020	130,000	$130	840,000	$840	357,829,365	$357,830	$3,170,273	$414,536	$3,943,609

For the Period October 28, 2019 (Inception) Through November 30, 2019

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, October 28, 2019 (inception)	-	$-	-	$-	-	$-	$-	$-	$-

Series A Preferred Stock	130,000	130	-	-	-	-	(130)	-	-

Series B Preferred Stock	-	-	870,000	870	-	-	(870)	-	-

Net loss	-	-	-	-	-	-	-	(15)	(15)
Balance, November 30, 2019	130,000	$130	870,000	$870	-	$-	$(1,000)	(15)	$(15)

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended November 30, 2020	For the Period October 28, 2019 (inception) Through November 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$823,046	$(15)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	382,217	-
Amortization of debt discount	175,356	-
Share-based compensation	50,000	-
Amortization of right of use assets	693,404	-
Loss on extinguishment of convertible note	1,147,856	-
Bad debt expense	60,000	-
Deferred tax benefit	(221,000)	-
Accretion of consulting agreement	(141,336)	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(19,555,154)	-
Contract assets	(7,362,508)	-
Factoring reserve	(7,284,449)	-
Prepaid expenses and other current assets	9,666	-
Deposits and other assets	1,042	-
Accounts payable - trade	27,528,499	-
Accrued expenses and other current liabilities	(1,976,209)	-
Accrued freight	6,880,696	-
Operating lease liability	(639,338)	-
Net Cash Provided by (Used in) Operating Activities	571,788	(15)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,026)	-
Net Cash Used in Investing Activities	(15,026)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	150,000	-
Repayments of notes payable	(429,165)	-
Repayments of long-term debt due to related parties	(44,000)	-
Proceeds from long-term debt due to related parties	-	71,448
Proceeds from convertible notes payable	2,000,000	-
Cash paid for debt issuance costs	(50,000)	-
Net Cash Provided by Financing Activities	1,626,835	71,448

Net change in cash and cash equivalents	2,183,597	71,433

Cash and cash equivalents - Beginning of Period	1,349,363	-

Cash and cash equivalents - End of Period	$3,532,960	$71,433

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$16,199	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease asset and liability	$223,242	$-
Fair value of warrants issued with convertible notes	$1,126,497	$-
Beneficial conversion feature of convertible notes	$873,503	$-

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Innocap, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 23, 2004. The Company had a business plan for finding and assisting in the salvaging of sunken ships. On January 11, 2021, the Company amended and restated its articles of incorporation with the office of the Secretary of State of Nevada to change the Company’s name to Unique Logistics International, Inc.

On October 8, 2020, the Company, Inno Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Unique Logistics Holdings, Inc., a privately-held Delaware corporation incorporated on October 28, 2019 headquartered in New York (“Unique” or “ULHI”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into Unique, with Unique surviving as a wholly-owned subsidiary of Innocap (the “Merger”). The transaction took place on October 8,2020 (the “Closing”). See “Acquisitions” in Note 2 below.

ULHI operates as a third-party logistics company providing sea and air freight forwarding, servicing customers throughout the United States. The Company has one operating and reportable segment. From inception, October 28, 2019 to May 29, 2020, ULHI was inactive.

On May 29, 2020, Unique entered into a Securities Purchase Agreement with Unique Logistics Holdings Ltd, (“UL HK”), a Hong Kong company, (the “UL HK Transaction”). See “Acquisitions” in Note 2 below.

COVID-19

In January 2020, the World Health Organization has declared the outbreak of a novel coronavirus (COVID-19) as a “Public Health Emergency of International Concern,” which continues to have an impact throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The coronavirus outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries.

The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The extent of the impact of COVID-19 on our operational and financial performance will depend on the effect on our shippers and carriers, all of which are uncertain and cannot be predicted. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results. The Company has experienced increased air and ocean freight rates due to overall cargo restraints imposed by shippers and carriers. To date, the Company has not experienced any significant negative impact from COVID-19.

Basis of Presentation

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 8-K for the period from inception through May 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on January 25, 2021. The Company assumes that the users of the interim financial information herein have read or have access to the audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 8-K for the period from inception through May 31, 2020 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending May 31, 2021 or any other period.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries stated in U.S. dollars, the Company’s functional currency. See Note 2.

Business Combination

The Company accounts for business acquisitions using the acquisition method as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, are recorded based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. Acquisition expenses are expensed as incurred. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed as of the acquisition date, the estimates are inherently uncertain and subject to refinement.

The fair values of intangible assets are generally estimated using a discounted cash flow approach with Level 3 inputs. The estimate of fair value of an intangible asset is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, the Company generally uses risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflects market participant assumptions.

For acquisitions that involve contingent consideration, the Company records a liability equal to the fair value of the contingent consideration obligation as of the acquisition date. The Company determines the acquisition date fair value of the contingent consideration based on the likelihood of paying the additional consideration. The fair value is generally estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the fair value of the contingent consideration liability is recognized in the condensed consolidated statements of operations.

During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the condensed consolidated statements of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the condensed consolidated financial statements include determinations of the useful lives and expected future cash flows of long-lived assets, including intangibles, valuation of assets and liabilities acquired in business combinations, estimates of valuation assumptions for long-lived assets impairment, estimates and assumptions in valuation of debt and equity instruments and the calculation of share-based compensation. In addition, the Company makes significant judgments to recognize revenue – see policy note “Revenue Recognition” below.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurement

The Company follows the authoritative guidance that establishes a formal framework for measuring fair values of assets and liabilities in the condensed consolidated financial statements that are already required by generally accepted accounting principles to be measured at fair value. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The transaction is based on a hypothetical transaction in the principal or most advantageous market considered from the perspective of the market participant that holds the asset or owes the liability.

The Company utilizes market data or assumptions that market participants who are independent, knowledgeable and willing and able to transact would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborate or generally unobservable. The Company attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company is able to classify fair value balances based on the observability of those inputs. The guidance establishes a formal fair value hierarchy based on the inputs used to measure fair value. The hierarchy gives the highest priority to level 1 measurements and the lowest priority to level 3 measurements, and accordingly, level 1 measurement should be used whenever possible.

The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities or published net asset value for alternative investments with characteristics similar to a mutual fund.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Unobservable inputs for the asset or liability.

The methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while management believes its valuation methods are appropriate, the fair value of certain financial instruments could result in a difference fair value measurement at the reporting date. There were no changes in the Company’s valuation methodologies from the prior year.

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable - trade, accrued expenses and other current liabilities, contract liabilities, current portion of long-term debt due to related party payables, convertible notes, net and current portion of promissory loans approximate fair value due to their short-term nature as of November 30, 2020 and May 31, 2020. The carrying amount of the debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.  Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. No loss had been experienced, and management believes it is not exposed to any significant risk on credit.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable – Trade

Accounts receivable - trade from revenue transactions are based on invoiced prices which the Company expects to collect. In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company generally does not require collateral to support customer receivables. Accounts receivable - trade, as shown on the condensed consolidated balance sheets, is net of allowances when applicable. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the condensed consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, net of allowance for doubtful accounts. As of November 30, 2020 and May 31, 2020 the Company recorded an allowance for doubtful accounts of $60,000 and $0, respectively.

Concentrations

One customer represented greater than 10% of accounts receivable as of November 30, 2020. No customer represented greater than 10% of accounts receivable as of May 31, 2020. Two customers accounted for 16% and 38% of revenue, respectively, for the three months ended November 30, 2020. Two customers accounted for 19% and 33% of revenue, respectively, for the six months ended November 30, 2020.

Off Balance Sheet Arrangements

The Company has an agreement with an unrelated third party (the “Factor”) for factoring of specific accounts receivable. The factoring is treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflect the face value of the account less a fee, which is presented in costs and operating expenses on the Company’s condensed consolidated statements of operations in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in the condensed consolidated balance sheets. The Company reports the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s condensed consolidated statements of cash flows. The net principal balance of trade accounts receivable outstanding in the books of the factor under the factoring agreement was approximately $24,500,000 and $3,900,000 as of November 30, 2020 and May 31, 2020, respectively.

The Company acts as the agent on behalf of the Factor for the arrangements and has no significant retained interests or servicing liabilities related to the accounts receivable sold. The agreement provides the Factor with security interests in purchased accounts until the accounts have been repurchased by the Company or paid by the customer. In order to mitigate credit risk related to the Company’s factoring of accounts receivable, the Company may purchase credit insurance, from time to time, for certain factored accounts receivable, resulting in risk of loss being limited to the factored accounts receivable not covered by credit insurance, which the Company does not believe to be significant.

During the three and six months ended November 30, 2020 the Company factored accounts receivable invoices totaling approximately $73,827,000 and $111,692,000, respectively, pursuant to the Company’s factoring agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred expenses totaling approximately $1,410,000 and $1,884,000 pursuant to the agreements for the three and six months ended November 30, 2020, respectively, which is presented in costs and operating expenses  on the condensed consolidated statement of operations. The Company did not incur factor related expenses for the period from October 28, 2019 (inception), through November 30, 2019. See Note 11.

Factoring Reserve

When an invoice is sold to Factor, the amount received from the Factor is credited to accounts receivable – trade and a reserve is retained, less a fee, by Factor which is debited to “factoring reserve” on the condensed consolidated balance sheets.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Factor Recovery

In certain instances, the Company receives payment for a factored reserve directly from the customer. In these cases, until the funds are paid to the factor, the Company records the payment as “factor recovery” which is in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Recourse Liability

Company policy is to do a collectability review of uncollected factored receivables in conjunction with the factor at each reporting date and assess the need to provide for risk of potential non-collection and resulting recourse.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

Estimated useful lives of property and equipment are as follows:

Software	3 years
Computer equipment	3 – 5 years
Furniture and fixtures	5 – 7 years
Leasehold improvements	Shorter of estimated useful life or remaining term of the lease

Both the useful life of an asset and its residual value, if any, are reviewed annually.

Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period. The Company did not record any impairment for the three and six months ended November 30, 2020 and for the period from October 28, 2019 (inception), through November 30, 2019.

Goodwill and Other Intangibles

The Company accounts for business acquisitions in accordance with GAAP. Goodwill in such acquisitions is determined as the excess of fair value over amounts attributable to specific tangible and intangible assets. GAAP specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates.

In accordance with GAAP, the Company does not amortize goodwill or indefinite-lived intangible assets. Management evaluates the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life. Amortizable intangible assets, including tradenames and non-compete agreements, are amortized on a straight-line basis over 3 to 10 years. Customer relationships are amortized on a straight-line basis over 12 to 15 years.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company tests goodwill for impairment annually as of May 31 or if an event occurs or circumstances change that indicate that the fair value of the entity, or the reporting unit, may be below its carrying amount (a “triggering event”). Whenever events or circumstances change, entities have the option to first make a qualitative evaluation about the likelihood of goodwill impairment. If impairment is deemed more likely than not, management would perform the two-step goodwill impairment test. Otherwise, the two-step impairment test is not required. In assessing the qualitative factors, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of the relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgements and assumptions. The judgement and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, Company specific events and share price trends, an assessment of whether each relevant factor will impact the impairment test positively or negatively, and the magnitude of an such impact.

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved and multiples of current and future earnings. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

For the three and six months ended November 30, 2020 and the period from October 28, 2019 (inception) through November 30, 2019, no impairment of goodwill was identified.

Impairment of Long-Lived Assets

Long-lived assets are comprised of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of FASB ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The Company did not record any impairment for the three and six months ended November 30, 2020 and the period from October 28, 2019 (inception) through November 30, 2019, as there were no triggering events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable.

Income Taxes

The Company files a consolidated income tax return for federal and most state purposes.

Management has determined that there are no uncertain tax positions that would require recognition in the condensed consolidated financial statements. If the Company were to incur an income tax liability in the future, interest and penalties on any income tax liability would be reported as interest expense. Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based on ongoing analysis of tax laws, regulations, and interpretations thereof as well as other factors. Generally, federal, state, and local authorities may examine the Company’s tax returns for three to four years from the filing date and the current and prior three to four years remain subject to examination as of December 31, 2020 for the UL US Entities, January 31, 2020 for the Company and May 31, 2020 for UL HI.

The Company uses the assets and liability method of accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax basis. As of November 30, 2020 and May 31, 2020, the Company recognized a deferred tax asset of $221,000 and $0, respectively, which is included in security deposits and other assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset. No valuation allowance was recorded at November 30, 2020.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (“NOLs”) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the income tax provision.

Income Tax Provision

The income tax provision of $290,505 and $307,199 included in the Company’s results of operations for the three and six months ended November 30, 2020, respectively, reflects the Company’s estimated effective tax rate for the years ending May 31, 2021 and 2020, respectively. These rates resulted in a provision of 25.64% for the three and six months ended November 30, 2020. The Company did not record a tax provision for the period from October 28, 2019 (inception) through November 30, 2019.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers upon inception. Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for services. The Company recognizes revenue upon meeting each performance obligation based on the allocated amount of the total consideration of the contract to each specific performance obligation.

To determine revenue recognition, the Company applies the following five steps:

1.Identify the contract(s) with a customer;

2.Identify the performance obligations in the contract;

3.Determine the transaction price;

4.Allocate the transaction price to the performance obligations in the contract; and

5.Recognize revenue as or when the performance obligation is satisfied.

Revenue is recognized as follows:

i.Freight income - export sales

Freight income from the provision of air, ocean, and land freight forwarding services are recognized over time based on a relative transit time basis thru the sail or departure from origin port. The Company is the principal in these transactions and recognizes revenue on a gross basis.

ii.Freight income - import sales

Freight income from the provision of air, ocean, and land freight forwarding services are recognized over time based on a relative transit time basis thru the delivery to the customer’s designated location. The Company is the principal in these transactions and recognizes revenue on a gross basis.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

iii.Customs brokerage and other service income

Customs brokerage and other service income from the provision of other services are recognized at the point in time the performance obligation is met.

The Company’s business practices require, for accurate and meaningful disclosure, that it recognizes revenue over time. The “over time” policy is the period from point of origin to arrival of the shipment at US Port of entry (or in the case when the customer requires delivery to a designated point, the arrival at that delivery point). This over time policy requires the Company to make significant judgements to recognize revenue over the estimated duration of time from port of origin to arrival at port of entry. The point in the process when the Company meets its obligation in the port of entry and the subsequent transfer of the goods to the customer is when the customer has the obligation to pay, has taken physical possession, has legal title, risk and awards (ownership) and has accepted the goods. The Company has elected to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of the end of the period as the Company’s contracts with its customers have an expected duration of one year or less.

The Company uses independent contractors and third-party carriers in the performance of its transportation services. The Company evaluates who controls the transportation services to determine whether its performance obligation is to transfer services to the customer or to arrange for services to be provided by another party. As discussed under ASC 606-10-55, the Company determined it acts as the principal for its transportation services performance obligation since it is in control of establishing the prices for the specified services, managing all aspects of the shipments process and assuming the risk of loss for delivery and collection.

Revenue billed prior to realization is recorded as contract liabilities on the condensed consolidated balance sheets and contract costs incurred prior to revenue recognition are recorded as contract assets on the condensed consolidated balance sheets.

Contract Assets

Contract assets represent amounts for which the Company has the right to consideration for the services provided while a shipment is still in-transit but for which it has not yet completed the performance obligation and has not yet invoiced the customer. Upon completion of the performance obligations, which can vary in duration based upon the method of transport and billing the customer, these amounts become classified within accounts receivable - trade.

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received. There were no contract liabilities outstanding as of November 30, 2020 and May 31, 2020.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue by significant geographic area for the three and six months ended November 30, 2020 based on origin of shipment (imports) or destination of shipment (exports):

	For the Three Months ended November 30, 2020	For the Six Months ended November 30, 2020
United States	$14,946,011	$20,223,652
South East Asia	40,546,168	49,678,000
India Sub-continent	6,370,739	10,386,329
China, Hong Kong & Taiwan	58,742,573	95,051,241
Other	4,033,929	6,715,465
Total revenue	$124,639,420	$182,054,687

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

Based on the guidance provided by ASC Topic 280, Segment Reporting, management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between its operations and the common nature of its products, services and customers.

Earnings per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB ASC. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the condensed consolidated statements of operations) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share.

	For the Three Months Ended November 30, 2020	For the Six Months Ended November 30, 2020
Numerator:
Net income	$1,397,183	823,046
Effect of dilutive securities	175,356	175,356

Diluted net income	$1,572,539	$998,402

Denominator:
Weighted average common shares outstanding - basic	252,603,584	167,748,635

Dilutive securities (a):
Series A Preferred	1,177,041,100	1,177,041,100
Series B Preferred	5,499,034,800	5,499,034,800
Convertible notes	1,236,932,052	1,236,932,052
Warrants	1,099,378,215	1,099,378,215

Weighted average common shares outstanding and assumed conversion – diluted	9,264,989,751	9,180,134,802

Basic net income per common share	$0.01	$0.00

Diluted net income per common share	$0.00	$0.00

(a) - Anti-dilutive securities excluded:	-	-

The Company did not have dilutive securities for the period October 28, 2019 (inception) through November 30, 2019.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02 “Leases” (Topic 842) which amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as ASC 842. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements.

The Company adopted ASC 842 upon inception and recognized a right of use (“ROU”) asset and liability in the consolidated balance sheet in the amount of $4,770,280 related to the operating lease for office and warehouse space.

For leases in which the acquiree is a lessee, the Company shall measure the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease of the Company at the acquisition date. The Company shall measure the right-of-use asset at the same amount as the lease liability as adjusted to reflect favorable and unfavorable terms of the lease when compared with market terms. The values of the leases acquired in the business acquisition discussed in Note 2 were representative of fair value at the acquisition date and no favorable or unfavorable terms were noted.

The Company adopted the package of practical expedients that allows it to (i) not reassess whether an arrangement contains a lease, (ii) carry forward its lease classification as operating or capital leases, (iii) not to apply the recognition requirements in ASC 842 to short-term leases, (iv) not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial. and (v) not reassess its previously recorded initial direct costs. In addition, the Company elected the practical expedient to not separate lease and non-lease components, and therefore both components are accounted for and recognized as lease components.

The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. All ROU assets and lease liabilities are recognized at the commencement date at the present value of lease payments over the lease term. ROU assets are adjusted for lease incentives and initial direct costs. The lease term includes renewal options exercisable at the Company's sole discretion when the Company is reasonably certain to exercise that option. As the Company's leases generally do not have an implicit rate, the Company uses an estimated incremental borrowing rate based on borrowing rates available to them at the commencement date to determine the present value. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from ROU assets and lease liabilities, to the extent not considered fixed, and instead expenses variable payments as incurred. Lease expense is recognized on a straight-line basis over the lease term and is included in rent and occupancy expenses in the condensed consolidated statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans in accordance with ASC 718.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the condensed consolidated statements of operations.

For the three and six months ended November 30, 2020, share-based compensation amounted to $50,000. The Company did not record share-based compensation for the period October 28, 2019 (inception) through November 30, 2019.

Advertising and Marketing

All costs associated with advertising and marketing of the Company products are expensed during the period when the activities take place and are included in selling and promotion on the condensed consolidated statements of operations.

Related Parties

The Company follows subtopic ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Adoption of Recent Accounting Standards

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted the new standard on June 1, 2020. The adoption of the new standard did not have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, that simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. The Step 2 test requires an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value determined in Step 1. This update also eliminates the qualitative assessment requirements for a reporting unit with zero or negative carrying value. The Company adopted the standard upon its inception.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this standard on June 1, 2020 and the adoption of the new standard did not have a significant impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and has subsequently issued several amendments (collectively, “ASU 2016-13”). ASU 2106-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 will be effective for smaller reporting companies for fiscal years beginning after December 15, 2022. Earlier application is permitted only for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—"Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the condensed consolidated financial statements were issued are disclosed as subsequent events, while the condensed consolidated financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

2. ACQUISITIONS

Reverse Merger

On October 8, 2020 (the “Closing Date”) the Company, Inno Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and the Unique Logistics Holdings, Inc., a privately-held Delaware corporation headquartered in New York (“Unique”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into the Unique, with the Unique surviving as a wholly-owned subsidiary of the Company (the “Merger”). The Company acquired, through a reverse triangular merger, all of the outstanding capital stock of the Unique in exchange for issuing Unique’s shareholders (the “Unique Shareholders”), pro-rata, an aggregate of 1,000,000 million shares of preferred stock, with certain Unique shareholders receiving 130,000 shares of the Company’s Series A Preferred Stock par value $0.001 per share, and certain Unique shareholders receiving of 870,000 shares of the Company’s Series B Preferred Stock, par value $0.001 per share. Immediately after the Merger was consummated, and further to the Agreement, certain affiliates of the Company cancelled a total of 45,606,489 shares of the Company’s common stock, and 1,000,000 shares of Preferred Stock held by them (the “Cancellation”). In consideration of the Cancellation of such shares of the Company’s common stock and preferred stock, Unique agreed to assume certain liabilities of the Company. As a result of the Merger and the Cancellation, the Unique Shareholders became the majority shareholders of the Company.

In connection with the Merger, on October 8, 2020, the Company, Star Exploration Corporation, a Texas corporation and wholly-owned subsidiary of Innocap (the “Split-Off Subsidiary”), and Paul Tidwell, an individual in his capacity as the Split-Off Subsidiary purchaser, entered into a Split-Off Agreement (the “Split-Off Agreement”). Pursuant to the terms of the Split-Off Agreement, the Company, as seller, in consideration of the Cancellation and the assignment and assumption of $797,000 of the Company’s liabilities, sold to Paul Tidwell all of the issued and outstanding shares of the Split-Off Subsidiary including and all assets related to the Company’s current business.

The Merger was accounted for as a reverse acquisition involving only the exchange of equity. Unique is the accounting acquirer and the Company is the legal acquirer. In order to account for the acquisition, management closed the books of the Company on the Closing Date, closed all equity accounts to additional paid in capital and merged the balance sheets as of the Closing Date. Unique maintained its historical financial statements, only recasting the equity accounts to that of the Company. All assets and liabilities of the Company were spun off, except approximately $46,000 in liabilities as of the Closing Date assumed by the Company.

Because the transaction was between two operating companies, the consideration assumed by Unique to effectuate the Merger, approximately 2% of fully diluted capital structure post-merger, was fair valued utilizing the market capitalization of the Company immediately prior to the merger. The market capitalization prior to merger was approximately $1.2 million ($0.008 market price per share and 172,000,000 shares outstanding).

The Company consolidated Unique as of the closing date of the agreement, and the results of operations of the Company include that of Unique. The historical financial statements of the Company before the Merger will be replaced with the historical financial statements of Unique before the Merger in all future filings with the SEC.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

2. ACQUISITIONS (CONTINUED)

The following presents the unaudited pro-forma combined results of operations of the Company with Unique as if the entities were combined on June 1, 2019.

	Three Months Ended November 30, 2020	Three Months Ended November 30, 2019
Revenues	$124,639,420	$27,003,833
Net income (loss)	$1,397,183	$(840,101)
Net income (loss) per share - basic	$0.01	$(0.01)
Weighted average number of shares outstanding	252,603,584	133,601,511

	Six Months Ended November 30, 2020	Six Months Ended November 30, 2019
Revenues	$182,054,687	$63,124,280
Net income (loss)	$823,046	$(638,361)
Net income (loss) per share - basic	$0.01	$0.00
Weighted average number of shares outstanding	167,748,635	133,601,511

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of June 1, 2019 or to project potential operating results as of any future date or for any future periods.

UL US Entities

On May 29, 2020 (“Acquisition Date”), Unique entered into a Securities Purchase Agreement (SPA) with Unique Logistics Holdings Ltd, (“UL HK”), a Hong Kong company, (the “UL HK Transaction”), pursuant to which the Company purchased from UL HK (i) sixty percent (60%) of the membership interests of (“UL ATL Membership Interests”) of Unique Logistics International (ATL) LLC, a Georgia limited liability company (“UL ATL”); (ii) eighty percent (80%) of the common stock of Unique Logistics International (BOS) Inc., a Massachusetts corporation (“UL BOS”); and (iii) sixty-five percent (65%) of the Unique Logistics International (USA) Inc., a New York corporation (“UL NY”), for the following consideration: (i) $6,000,000, to be paid in accordance with the following (a) $1,000,000 in cash; (b) $5,000,000 in the form of subordinated promissory note (zero percent interest rate and has a maturity of three years) issued in favor of UL HK and (c) 1,500,000 shares of common stock of the Company, representing 15% of common stock outstanding. In connection with the UL HK Transaction, the Company also entered into a Consulting Services Agreement for a term of three years with Great Eagle Freight Limited (“GEFL”), a wholly owned subsidiary of UL HK.

UL ATL, UL BOS, and UL NY are collectively referred to as “UL US Entities”.

Unique also entered into three separate securities purchase agreements with the minority interest holders of UL ATL (the, “UL ATL Transaction”), UL BOS (the “UL BOS Transaction”) and UL NY (the “UL NY Transaction”), respectively, whereby, together with the consummation of the UL HK Transaction, each such entity became a wholly-owned subsidiary of the Company.

In connection with the UL ATL Transaction, Unique purchased from the minority shareholder, the remaining forty percent (40%) of the UL ATL Membership Interests, for the following consideration transferred: (i) US $2,819,000, which was paid in accordance with the following: (a) $994,000 in cash; and (b) $1,825,000 through subordinated, non-interest bearing, promissory note with a maturity of three years to be issued in favor of the minority shareholder. In connection with UL ATL Transaction, Unique also entered into a non-compete, non-solicitation and non-disclosure agreement with the minority holder for $500,000 for a three-year period.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

2. ACQUISITIONS (CONTINUED)

In connection with the UL BOS Transaction, Unique purchased from the minority shareholder, the remaining twenty percent (20%) of the UL BOS Common Stock for a purchase price of up to $290,000 to be paid in accordance with the following: (a) $90,000 to be paid in monthly cash payments of $2,500 for a period of thirty-six (36) months (non-interest), and (b) assumption of up to $200,000 of debt owed to UL HK. In connection with the UL BOS Transaction, Unique entered into an employment agreement with the minority shareholder (“UL BOS Employment Agreement”). The UL BOS Employment Agreement contains an initial term of three years, beginning on May 29, 2020 and ending May 29, 2023. Following the initial term, the UL BOS Employment Agreement may be terminated by either party on 60 days’ written notice.

In connection with the UL NY Transaction, Unique purchased from a minority shareholder, the remaining thirty-five (35%) of the UL NY Common Stock for considerations to be paid in accordance with the following: (a) the issuance of 7,199,000 shares of the Unique and (b) the execution of an Employment Agreement (“UL NY Employment Agreement”). The UL NY Agreement has an initial term of approximately three years, and automatically renews for successive consecutive one-year period terms, unless either party provides notice to the other party as provided in the UL NY Employment Agreement.

In addition, Unique paid $239,350 of closing costs for legal, accounting and other professional fees which were expensed during the period ended May 31, 2020.

The price consideration is as follows:
Cash consideration	$1,994,000
Notes payable	6,706,439
Consulting service contract liability	848,010
Non-compete payable	481,211
Assumption of seller debt	200,000
Assumed long term liabilities	1,394,533
Rollover equity	613,693
Total purchase price consideration	$12,237,886

GAAP defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date the acquirer achieves control. GAAP requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer (if any) at the acquisition date, measured at their fair values as of that date. GAAP also requires the acquirer to recognize contingent consideration (if any) at the acquisition date, measured at its fair value at that date.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

2. ACQUISITIONS (CONTINUED)

The following summarizes the fair values of the assets acquired and liabilities assumed at the acquisition:

Assets:
Current assets	$16,571,270
Property and equipment	206,873
Security deposits	292,404
Other intangibles	8,752,000
Goodwill (1)	4,773,585
Total identified assets acquired	$30,596,132

Liabilities:
Current liabilities	$16,115,703
Consulting service contract liability	848,010
Long-term assumed liabilities	1,394,533
Total liabilities assumed	18,358,246

Total net assets assumed	$12,237,886

(1)The goodwill acquired is primarily attributable to the workforce of the acquired business and significant synergies expected to arise after Unique’s acquisition of UL US Entities. Unique is assessing the amount of goodwill that will be deductible for income tax purposes. For the six months ended November 30, 2020, the amount of goodwill deductible for income tax purposes was immaterial. The Company will continue to analyze the goodwill for deductibility over the 15-year life.

Other intangible assets and their amortization periods are as follows:

	Cost Basis	Useful Life
Tradenames/trademarks	$806,000	10 years
Customer relationships – ATL	5,605,000	15 years
Customer relationships – BOS	310,000	12 years
Customer relationships – NYC	1,718,000	14 years
Non-compete agreements	313,000	3 years
	$8,752,000

The acquisition method of accounting requires extensive use of estimates and judgments to allocate the considerations transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. The amounts used in computing the purchase price differ from the amounts in the purchase agreements due to fair value measurement conventions prescribed by accounting standards.

Unique consolidated the UL US Entities as of the closing date of the agreement, and the results of operations of Unique include that of UL US Entities.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

3. PROPERTY AND EQUIPMENT

Major classifications of property and equipment are summarized below as of November 30, 2020 and May 31, 2020.

	November 30, 2020	May 31, 2020
	(Unaudited)
Furniture and fixtures	$73,828	$68,685
Computer equipment	88,626	78,743
Software	24,414	24,414
Leasehold improvements	27,146	27,146
	214,014	198,988
Less: accumulated depreciation	28,643	-
	$185,371	$198,988

Depreciation expense charged to income for the three and six months ended November 30, 2020 amounted to $14,611 and $28,643, respectively. The Company did not incur depreciation expense for the period October 28, 2019 (inception) through November 30, 2019.

4. GOODWILL

The carrying amount of goodwill was $4,773,584 at November 30, 2020 and May 31, 2020. There were no changes in the carrying amount of goodwill during the period.

No impairment in the carrying amount of goodwill was recognized during the three and six months ended November 30, 2020 and for the period from October 28, 2019 (inception) through November 30, 2019.

5. INTANGIBLE ASSETS

Intangible assets consist of the following at November 30, 2020 and May 31, 2020:

	November 30, 2020	May 31, 2020
	(Unaudited)
Trade names / trademarks	$806,000	$806,000
Customer relationships	7,633,000	7,633,000
Non-compete agreements	313,000	313,000
	8,752,000	8,752,000
Less: Accumulated amortization	353,574	-
	$8,398,426	$8,752,000

Amortizable intangible assets, including tradenames and non-compete agreements, are amortized on a straight-line basis over 3 to 10 years. Customer relationships are amortized on a straight-line basis over 12 to 15 years. For the three and six months ended November 30, 2020, amortization expense related to the intangible assets was $176,787 and $353,574, respectively. For the period from October 28, 2019 (inception) through November 30, 2019, there was no amortization expense related to the intangible assets due to timing of the acquisition and the Company’s fiscal year-end. As of November 30, 2020, the weighted average remaining useful lives of these assets were 10.29 years.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

5. INTANGIBLE ASSETS (CONTINUED)

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve Months Ending November 30,
2021	$707,214
2022	707,214
2023	655,048
2024	602,881
2025	602,881
Thereafter	5,123,188
$8,398,426

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at November 30, 2020 and May 31, 2020:

	November 30, 2020	May 31, 2020
	(Unaudited)
Accrued salaries and related expenses	$-	$145,165
Accrued sales and marketing expense	111,500	116,500
Accrued professional fees	-	117,040
Accrued income tax	512,000	-
Other accrued expenses and current liabilities	1,065,245	3,240,511
	$1,688,745	$3,619,216

7. FINANCING ARRANGEMENTS

Paycheck Protection Program Loans

The Company’s wholly-owned subsidiaries received proceeds under the Paycheck Protection Program (“PPP”). The PPP, established as part of the CARES Act, provided for loans to qualifying business for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The PPP Loan (“Note”) and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities and maintains its payroll levels. The amount of forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

During April and May 2020, the UL US Entities received aggregate proceeds of $1,646,062 through this program. The promissory notes mature for dates ranging from April 2022 through May 2022. As of November 30, 2020 and May 31, 2020, the outstanding balance due under these promissory notes was $1,646,062.

The interest rate on the above PPP notes is 1.0% per annum, with interest accruing on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. No payments of principal or interest are due during the six-month period beginning on the date of the Note (“Deferral Period”).

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

7. FINANCING ARRANGEMENTS (CONTINUED)

As noted above, the principal and accrued interest under the Note evidencing the PPP Loans are forgivable after twenty-four weeks as long the Company has used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the twenty-four-week period. The Company used the proceeds for purposes consistent with the PPP. In order to obtain full or partial forgiveness of the PPP Loan, the Company must request forgiveness and must provide satisfactory documentation in accordance with applicable Small Business Administration (“SBA”) guidelines. Interest payable on the Note may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the Note. The Company will be obligated to repay any portion of the principal amount of the Note that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full.

Beginning one month following expiration of the Deferral Period and continuing monthly until 24 months from the date of the Note (the “Maturity Date”), the Company is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Note, in such equal amounts required to fully amortize the principal amount outstanding on the Note as of the last day of the Deferral Period by the Maturity Date. The Company is permitted to prepay the Note at any time without payment of any premium.

While there is no assurance the Company will obtain forgiveness of the PPP Loans in whole or in part, the Company expects to meet the requirements for full or substantial forgiveness of the loans under existing SBA guidelines. The PPP Loans will continue to be included as promissory notes on the condensed consolidated balance sheets until the banks formally forgives the loans. There is no obligation to make payments until the forgiveness process is completed.

Economic Injury Disaster Loan And Advance

Pursuant to a certain Loan Authorization and Agreement (the “SBA Loan Agreement”) in June 2020, the Company securing a loan (the “EIDL Loan”) with a principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning June 2021. The balance of principal and interest is payable thirty years from the date of the SBA Note. As of November 30, 2020 and May 31, 2020, the outstanding balance due was $150,000 and $0, respectively, which is included in promissory notes on the condensed consolidated balance sheets.

Notes Payable

On May 29, 2020, the Company entered into a $1,825,000 note payable as part of the acquisition related to UL ATL. The loan bears a zero percent interest rate and has a maturity of three years, or May 29, 2023. The agreement calls for six semi-annual payments of $304,166.67, for which the first payment was due on November 29, 2020. As of November 30, 2020 and May 31, 2020, the outstanding balance due under the note was $1,520,833 and $1,825,000, respectively.

On May 29, 2020, the Company entered into a non-compete, non-solicitation and non-disclosure agreement with a former owner of ATL. The amount payable under the agreement is $500,000 over a three-year period. The agreement calls for twenty-four monthly non-interest bearing payments of $20,833.33 with the first payment on June 29, 2020. As of November 30, 2020 and May 31, 2020, the outstanding balance due under the agreement was approximately $375,000 and $500,000, respectively.

Convertible Notes Payable

On October 8, 2020, the Company entered into a Securities Purchase Agreement (the “Trillium SPA”) with Trillium Partners (“Trillium”) pursuant to which the Company sold to Trillium (i) a 10% secured subordinated convertible promissory note in the principal aggregate amount of $1,111,000 (the “Trillium Note”) realizing gross proceeds of $1,000,000 (the “Proceeds”) and (ii) a warrant to purchase up to 570,478,452 shares of the Company’s common stock at an exercise price of $0.001946, subject to adjustment as provided therein (the “Trillium Warrant”). The note was amended on October 14, 2020 to adjust the conversion price to $0.00179638 as noted below. The transaction with Trillium closed on October 19, 2020 upon receipt of the proceeds.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

7. FINANCING ARRANGEMENTS (CONTINUED)

The Trillium Note matures on October 6, 2021 (the “Maturity Date”) and is convertible at any time. The conversion price of the Trillium Note shall be equal to $0.00179638 (the “Conversion Price”); provided, however, that in no instance shall the investor be entitled to convert at a price lower than $0.00119759 (the “Trillium Note Floor Price”) and in no instance shall Trillium be entitled to convert into such an amount of common stock that, together with all shares of common stock which have been previously converted, would equal greater than 13.8875% of the total issued and outstanding shares of common stock of the Company, subject to adjustment as provided herein, including, but not limited to, adjustments for any stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock during such measuring period. The Conversion Price shall be rounded down to the nearest $0.0001 and in no event lower than $0.00119759.

Provided that the Company has satisfied all of the Equity Conditions (as defined in the Trillium Note) the Company may deliver a notice to Trillium an “Optional Redemption Notice”, of its irrevocable election to redeem some or all of the then outstanding principal or interest amount of the Trillium Note for cash in an amount equal to the Optional Redemption Amount as further described in the Trillium Note (the “Optional Redemption Amount”) on the 20th Trading Day following the Optional Redemption Notice.

The Trillium Warrant has a term of five years and may only be exercised on a cash basis at an “Exercise Price” equal to $0.001946, subject to adjustment (the “Exercise Price”); provided, however, that in no instance shall Trillium be entitled to at a price lower than $0.001946 (the “Floor Price”) and in no instance shall Trillium be entitled to exercise the Trillium Warrant into such an amount of common stock that, together with all shares of Common Stock which have been previously exercised by Trillium, would equal greater than 8.546% of the total issued and outstanding shares of common stock of the Company, subject to adjustment, including, but not limited to, adjustments for any stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock during such measuring period. The Exercise Price shall be rounded down to the nearest $0.0001 and in no event lower than $0.001946.

The original issue discount of $111,000 will be amortized to interest expense over the life of the note. In addition, the Company paid legal fees of $50,000 which will be amortized to interest expense over the life of the note. As discussed below, the note was amended on October 14, 2020 at which point all unamortized discount was written off.

The Company determined the fair value of the warrant and the beneficial conversion feature of the note using the Black-Scholes model and recorded an adjustment to the carrying value of the note liability with an equal and offsetting adjustment to Stockholders’ Equity. The warrant was valued at $563,341 and the beneficial conversion feature was originally valued at $65,453. Upon amendment of the note on October 14, 2020, the Company accounted for the modification as debt extinguishment and the Company recorded a loss on extinguishment of $1,147,856. In addition, the Company recorded a beneficial conversion feature with a value of $436,844 which was recorded to additional paid in capital. See assumptions used for fair value calculation below.

There was total unamortized debt discount related to the Trillium SPA of $0 as of November 30, 2020. During the three and six months ended November 30, 2020, the Company recorded amortization of debt discount totaling $13,054.

As of November 30, 2020, the outstanding balance on the Trillium Note was $1,111,000. As of November 30, 2020, the Company was in default of the terms of the note. On January 29, 2021, the Company and Trillium entered into a waiver agreement which waived any and all defaults underlying the Trillium SPA and the Trillium Note for a period of six months (see Note 12).

On October 14, 2020, the Company entered into a Securities Purchase Agreement (the “3a SPA”) with 3a Capital Establishment (“3a”) pursuant to which the Company sold to 3a (i) a 10% secured subordinated convertible promissory note in the principal aggregate amount of $1,111,000 (the “3a Note”) realizing gross proceeds of $1,000,000 (the “Proceeds”) and (ii) a warrant to purchase up to 570,478,452 shares of the Company’s common stock at an exercise price of $0.001946, subject to adjustment as provided therein (the “3a Warrant”). The transaction with 3a closed on October 19, 2020 upon receipt of the Proceeds.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

7. FINANCING ARRANGEMENTS (CONTINUED)

The 3a Note matures on October 6, 2021 (the “Maturity Date”) and is convertible at any time. The conversion price of the 3a Note shall be equal to $0.00179638 (the “Conversion Price”); provided, however, that in no instance shall the investor be entitled to convert at a price lower than $0.00119759 (the “3a Note Floor Price”) and in no instance shall 3a be entitled to convert into such an amount of common stock that, together with all shares of common stock which have been previously converted, would equal greater than 13.8875% of the total issued and outstanding shares of common stock of the Company, subject to adjustment as provided herein, including, but not limited to, adjustments for any stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock during such measuring period. The Conversion Price shall be rounded down to the nearest $0.0001 and in no event lower than $0.00119759.

Provided that the Company has satisfied all of the Equity Conditions (as defined in the 3a Note) the Company may deliver a notice to 3a an “Optional Redemption Notice”, of its irrevocable election to redeem some or all of the then outstanding principal or interest amount of the 3a Note for cash in an amount equal to the Optional Redemption Amount as further described in the 3a Note (the “Optional Redemption Amount”) on the 20th Trading Day following the Optional Redemption Notice.

The 3a Warrant has a term of five years and may only be exercised on a cash basis at an “Exercise Price” equal to $0.001946, subject to adjustment (the “Exercise Price”); provided, however, that in no instance shall 3a be entitled to at a price lower than $0.001946 (the “Floor Price”) and in no instance shall 3a be entitled to exercise the 3a Warrant into such an amount of common stock that, together with all shares of Common Stock which have been previously exercised by 3a, would equal greater than 8.546 % of the total issued and outstanding shares of common stock of the Company, subject to adjustment, including, but not limited to, adjustments for any stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock during such measuring period. The Exercise Price shall be rounded down to the nearest $0.0001 and in no event lower than $0.001946.

The original issue discount of $111,000 will be amortized to interest expense over the life of the note.

The Company determined the fair value of the warrant using the Black-Scholes model and recorded an adjustment to the carrying value of the note liability with an equal and offsetting adjustment to Stockholders Equity. The warrant had a grant date fair value of $563,156 and the beneficial conversion feature was valued at $436,844.

There was total unamortized debt discount related to the 3a SPA of $948,788 as of November 30, 2020. During the three and six months ended November 30, 2020, the Company recorded amortization of debt discount totaling $162,212.

If the Company or any subsidiary thereof, as applicable, at any time while the Trillium Note or the 3a Note are outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents, at an effective price per share less than the Conversion Price then in effect other than in respect of an Exempt Issuance (as defined therein) (such lower price, the “Base Share Price” and such issuances collectively, a “Dilutive Issuance”), then simultaneously with the consummation of each Dilutive Issuance, the Conversion Price shall be reduced and only reduced to equal the Base Share Price. Such adjustment shall be made whenever such common stock or common stock equivalents are issued.

As of November 30, 2020, the outstanding balance on the 3a Note was $1,111,000. As of November 30, 2020, the Company was in default of the terms of the note. On January 29, 2021, the Company and 3a entered into a waiver agreement which waived any and all defaults underlying the 3a SPA and the 3a Note for a period of six months (see Note 12).

The estimated fair value of the warrants was valued using the Black-Scholes option pricing model, using the following assumptions during the six months ended November 30, 2020:

Estimated dividends	None
Expected volatility	38.5%
Risk free interest rate	0.30 – 0.33%
Expected term	5 years

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

7. FINANCING ARRANGEMENTS (CONTINUED)

Future maturities related to the above PPP/EIDL loans and advance, notes payable and convertible notes (excluding debt discount) are as follows:

Future Minimum Payments for the Twelve Months Ending November 30,
2021	$4,250,249
2022	1,231,408
2023	312,941
2024	8,772
2025	8,772
Thereafter	101,755
5,913,897
Less: current portion	(3,301,461)
Less: unamortized discount	(948,788)
$1,663,648

8. RELATED PARTY TRANSACTIONS

As part of the UL HK Transaction and related transactions, the Company assumed the following debt due to related parties:

	November 30, 2020	May 31, 2020
	(Unaudited)
Due to Frangipani Trade Services (1)	$930,303	$959,303
Due to Unique Logistics Hong Kong (“ULHK”) (2)	325,000	325,000
Note Payable ULHK (3)	5,000,000	5,000,000
Due to employee (4)	75,000	90,000
Due to employee (5)	200,000	200,000
	6,530,303	6,574,303
Less: current portion	(6,385,311)	(6,380,975)
	$144,992	$193,328

(1)Due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO, is due on demand and is non-interest bearing.

(2)Due to Unique Logistics Holding Limited (“ULHK”) is non-interest bearing and due within 12 months from the date of acquisition.

(3)On May 29, 2020, the Company entered into a $5,000,000 note payable with ULHK as part of the ULUS acquisition. The loan bears a zero percent interest rate and has a maturity of 180 days from the date of the note. On November 12, 2020, the Company amended the note with ULHK in order to (i) extend the maturity date from November 25, 2020 to May 18, 2021, (ii) begin monthly payments of $833,333 commencing on December 18, 2020, (iii) change the interest rate to one-half percent (0.5%) per month and (iv) provide the Company the right to prepay the outstanding liability in whole or in part. Pursuant to the amendment, if the Company should default on the note, ULHK has the option to convert the outstanding principal and interest into shares of common stock of the Company. Upon the earlier of (i) a default in the monthly payment of principal or interest due and owing under the loan or, (ii) in the event that any outstanding balance of the loan remains outstanding as of May 31, 2021, ULHK at its option may convert the principal and interest then outstanding into an amount of shares of common stock of the Company equal to 0.2125% of the then outstanding common stock of the Company on a fully diluted basis for every $25,000 of the outstanding principal balance plus accrued but unpaid interest of this loan outstanding on the date of such conversion, provided, however, that the ULHK shall not be permitted to convert the loan in the event that such conversion would provide the ULHK more than 34% of the Company’s issued and outstanding common stock when including and aggregating all prior conversions of the loan.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

8. RELATED PARTY TRANSACTIONS (CONTINUED)

(4)On May 29, 2020, the Company entered into a $90,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest bearing payments of $2,500 from the date of closing.

(5)On May 29, 2020, the Company entered into a $200,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest bearing payments of $5,556 from the date of closing.

Consulting Agreement

On May 29, 2020, the Company entered into a consulting agreement with ULHK for logistics services as well as assisting the Company with strategic introductions and negotiations with new customers. The Company shall pay to ULHK $500,000 per year until the expiration of the agreement on May 28, 2023.

Security Deposit

FTS provides Importer of Record (“IOR”) services to the Company’s customers on behalf of the Company. Pursuant to the IOR agreement with the Company, FTS maintains a Customs Bond in order to continue the agreed upon IOR services. In addition, FTS requires a security deposit which will be utilized by FTS to settle any charges, penalties or tax assessments incurred when performing IOR services for the Company. As of November 30, 2020 and May 31, 2020, the security deposit was $175,000.

Accounts Receivable -trade and Accounts Payable - trade

Transactions with related parties account for $2,509,935 and $12,213,178 of accounts receivable - trade and accounts payable – trade as of November 30, 2020, respectively, and $1,321,473 and $4,171,839 of accounts receivable – trade and accounts payable – trade as of May 31, 2020, respectively.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three and six months ended November 30, 2020, these transactions represented $637,205 and $1,215,513 of revenue, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the three and six months ended November 30, 2020, these transactions represented $23,205,851 and $27,605,867 of total direct costs, respectively.

9. RETIREMENT PLAN

The Company had three separate 401 (k) plans up to July 31, 2020. In each Plan employees could contribute up to a maximum permitted by law. For one of the plans, the Company had the discretionary option of matching employee contributions. The second plan was a Safe Harbor Plan where up to first 3% contribution was matched at 100% and additional 2% contribution at 50% match. The third plan allowed for maximum of 100% match.

Effective August 1, 2020 the Company consolidated its 401 (k) plans into two plans, in one of which the Company has the discretionary option of matching employee contributions and in the other the Company matches 20% on the first 100% contribution. In either Plan, employees can contribute 1% to 98% of gross salary up to a maximum permitted by law.

The Company recorded expense of $12,727 for the three and six months ended November 30, 2020, and $0 for the period from October 28, 2019 (inception) through November 30, 2019.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

10. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 500,000,000 shares of stock, a par value of $0.001 per share. The number of authorized shares was subsequently increased to 800,000,000 in January 2021.

During the six months ended November 30, 2020, the Company issued 27,833,754 shares of the Company’s Common Stock to a consultant. The shares have an aggregated fair value of approximately $50,000 which was expensed immediately.

As of November 30, 2020 and May 31, 2020, there were 357,829,365 and 0 shares of Common Stock issued and outstanding, respectively.

Series A Convertible Preferred

The Company has designated 130,000 shares of preferred stock as Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred”). The holders of Series A Preferred, subject to the rights of holders of shares of the Company’s Series B Preferred Stock, which shares will be pari passu with the Series A Preferred in terms of liquidation preference and dividend rights, shall be entitled to receive, at their option, immediately prior and in preference to any distribution to the holders of the Company’s common stock. $0.001 par value per share and other junior securities, a liquidation preference equal to the stated value per share. Each share of Series A Preferred shall have a stated value equal to $0.001. Each share of Series A Preferred Stock can be converted into 6,546.47 shares of the Company’s authorized but unissued shares of Common Stock.

Share amounts at November 30, 2020 have been retroactively restated to account for the share exchange in connection with reverse merger. As of November 30, 2020 and May 31, 2020, there were 130,000 shares of Series A Preferred Stock issued and outstanding.

Series B Convertible Preferred

The Company has designated 870,000 shares of preferred stock as Series B Preferred Stock, $0.001 par value per share (the “Series B Preferred”). The holders of Series B Preferred, subject to the rights of holders of shares of the Company’s Series A Preferred Stock which shares will be pari passu with the Series B Preferred in terms of liquidation preference and dividend rights, shall be entitled to receive, at their option, immediately prior an in preference to any distribution to the holders of the Company’s common stock. $0.001 par value per share and other junior securities, a liquidation preference equal to the stated value per share. Each share of Series B Preferred shall have a stated value equal to $0.001. Each share of Series A Preferred can be converted into 6,546.47 shares of the Company’s authorized but unissued shares of Common Stock.

As noted above, on October 9, 2020, the Company’s Chief Executive Officer converted 30,000 shares of Series B Preferred Stock into an aggregate of 196,394,100 shares of the Company’s common stock.

Share amounts at November 30, 2020 have been retroactively restated to account for the share exchange in connection with reverse merger. As of November 30, 2020 and May 31, 2020, there were 840,000 and 870,000 shares of Series B Preferred Stock issued and outstanding, respectively.

Warrants

The following is a summary of the Company’s warrant activity:

		Weighted Average
	Warrants	Exercise Price
Outstanding – May 31, 2020	-	$-
Exercisable – May 31, 2020	-	$-
Granted	1,140,956,904	$0.002
Outstanding – November 30, 2020	1,140,956,904	$0.002
Exercisable – November 30, 2020	1,140,956,904	$0.002

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

10. STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.002	1,140,956,904	4.85	$0.002	1,140,956,904	$0.002

At November 30, 2020, the total intrinsic value of warrants outstanding and exercisable was $58,706,797.

11. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business. There are no claims or actions pending or threatened against the Company that, if adversely determined, would in the Company's management's judgment have a material adverse effect on the Company.

Leases

The Company leases office space and office equipment under non-cancelable lease agreements expiring on various dates through October 2028. Office leases contain provisions for future rent increases. The Company adopted ASC 842 from inception, requiring the Company to recognize an asset and liability on the condensed consolidated balance sheets for lease arrangements with terms longer than 12 months. The Company has elected the practical expedient to not apply the recognition requirement to leases with a term of less than one year (short term leases). The Company uses its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is based on the estimated interest rate the Company could obtain for borrowing over a similar term of the lease at commencement date. Rental escalations, renewal options and termination options, when applicable, have been factored into the Company’s determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts. Variable payments related to pass-through costs for maintenance, taxes and insurance or adjustments based on an index such as Consumer Price Index are not included in the measurement of the lease liability or asset and are expensed as incurred.

The components of lease expense were as follows:

	For the Three Months Ended November 30, 2020	For the Six Months Ended November 30, 2020
	(Unaudited)	(Unaudited)
Operating lease	$383,860	$737,424
Interest on lease liabilities	47,324	98,065
Total net lease cost	$431,184	$835,489

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	November 30, 2020	May 31, 2020
	(Unaudited)
Operating leases:
Operating lease ROU assets - net	$4,300,118	$4,770,280

Current operating lease liabilities, included in current liabilities	$1,383,251	$1,288,216
Noncurrent operating lease liabilities, included in long-term liabilities	2,970,933	3,482,064
Total operating lease liabilities	$4,354,184	$4,770,280

Supplemental cash flow and other information related to leases was as follows:

Six Months Ended November 30, 2020
(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$639,338
ROU assets obtained in exchange for lease liabilities:
Operating leases	$223,242
Weighted average remaining lease term (in years):
Operating leases	4.20
Weighted average discount rate:
Operating leases	4.25%

As of November 30, 2020, future minimum lease payments under noncancelable operating leases are as follows:

Future Minimum Payments for the Twelve Months Ending November 30,
2021	$1,536,160
2022	1,446,519
2023	470,990
2024	431,695
2025	314,918
Thereafter	560,404
Total lease payments	4,760,686
Less: imputed interest	(406,502)
Total lease obligations	$4,354,184

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Accounts Receivable Facility

On May 29, 2020, the Company entered into a Secured Accounts Receivable Facility (the “Facility”) with Corefund Capital, LLC (“Core”), pursuant to which Core agreed to purchase from the Company up to an aggregate of $12,000,000 of accounts receivables. The Facility provides Core with security interests in purchased accounts until the accounts have been repurchased by the Company or paid by the customer. The Facility includes fees payable to Core based on the number of days between the date on which an account was purchased by Core and the date on which the Company repurchased the account or the customer paid, as follows: (i) Less than or equal to 30 days, a 1.5% fee; (ii) more than 30 days but less than or equal to 40 days, a 1.75% fee; (iii) more than 40 days but less than or equal to 50 days, a 2.0% fee; (iv) more than 50 days but less than or equal to 60 days, a 2.25% fee; (v) more than 60 days but less than or equal to 90 days, a 2.50% fee; (vi) if more than 90 days, a 2.50% fee for each additional week or portion thereof. Fees related to factoring transactions with Core were $1,410,000 and $1,884,000 for the three and six months ended November 30, 2020, respectively. The net principal balance of trade accounts receivable outstanding under the factoring agreement was approximately $24,500,000 and $3,900,000 as of November 30, 2020 and May 31, 2020, respectively.

On November 2, 2020, the Company, entered into an Amendment to the Facility (the “Amendment”) with Core, pursuant to which the Company and Core agreed to increase the credit line provided in the original Secured Accounts Receivable Facility, dated May 29, 2020, from $12,000,000 up to $25,000,000. The remaining terms of the Facility were unchanged by the Amendment.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were available to be issued. Based on this evaluation, the Company has identified the following reportable subsequent events other than those disclosed elsewhere in these condensed consolidated financial statements.

Amendment to Articles of Incorporation

Effective January 11, 2021, the Company, amended and restated its articles of incorporation (the “Amended and Restated Articles of Incorporation”) with the office of the Secretary of State of Nevada to, among other things, (i) change the Company’s name to Unique Logistics International, Inc.; and (ii) increase the number of shares of common stock the Company is authorized to issue from 500,000,000 shares to 800,000,000 shares.

Purchase Agreements

On January 28, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Trillium Partners LP (“Trillium”) and 3a Capital Establishment (“3a” together with Trillium, the “Investors”) pursuant to which the Company sold to each of the Investors (i) a 10% secured subordinated convertible promissory note in the principal aggregate amount of $916,666 or $ 1,833,333 in the aggregate (each a “Note” and together the “Notes”) realizing gross proceeds of $1,666,666 (the “Proceeds”).

The Notes mature on January 28, 2022 (the “Maturity Date”) and are convertible at any time. The conversion price of the Note is $0.0032 (the “Conversion Price”).

Provided that the Company has satisfied all of the Equity Conditions (as defined in the Notes) the Company may deliver a notice to the Investors (an “Optional Redemption Notice”, of its irrevocable election to redeem some or all of the then outstanding principal or interest amount of the Notes for cash in an amount equal to the Optional Redemption Amount as further described in the Notes (the “Optional Redemption Amount”) on the 20th Trading Day following the Optional Redemption Notice.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

12. SUBSEQUENT EVENTS (CONTINUED)

If the Company or any subsidiary thereof, as applicable, at any time while the Notes are outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents, at an effective price per share less than the Conversion Price then in effect other than in respect of an Exempt Issuance (as defined therein) (such lower price, the “Base Share Price” and such issuances collectively, a “Dilutive Issuance”), then simultaneously with the consummation of each Dilutive Issuance the Conversion Price shall be reduced and only reduced to equal the Base Share Price. Such adjustment shall be made whenever such common stock or common stock equivalents are issued.

Additionally, while the Notes remain outstanding the Company shall not, without prior written approval from Investors, enter into a Variable Rate Transaction (as defined in the Notes). Further, as long as the Notes remain outstanding, upon any issuance by the Company of common stock, common stock equivalents or other indebtedness or other securities, whether for cash consideration or a combination of units thereof (a “Subsequent Financing”), the Investors shall have the right to participate up to is Pro Rata Portion (as defined in the Purchase Agreement) of a percentage of such Subsequent Financing equal to, in the aggregate, one hundred percent (100%) in case of any offering on the same terms, conditions and price provided for in the Subsequent Financing.

In connection with the issuance of the Notes, the Company entered into a Security Agreement (the “Security Agreement”) by and among the Company, certain wholly owned subsidiaries of the Company (the “Guarantors”), as guarantors, and Trillium, whereby the Company and the Guarantors pledged and granted to Trillium for the benefit of the Investors, a lien on and security interest in all of the right, title and interest in substantially all of the assets of the Company and the Guarantors, subject to certain exceptions specified therein.

Additionally, in connection with the issuance of the Notes, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) by and among the Company, the Guarantors, and the Investors, whereby the Guarantors absolutely and unconditionally guarantee the payment by the Company of all amounts due with respect to the Notes and the performance by the Company of its obligations under the Notes.

The Notes are subordinated to Corefund Capital LLC.

In connection with the issuance of the Notes the Company and the Investor also entered into a registration rights agreement (“Registration Rights Agreement”) pursuant to which the Company has agreed to register the common stock underlying the Notes within a period of 180 days from the date of the Closing.

Further, on January 28, 2021, the Company and the Investors entered into a waiver (“Waiver”) waiving any and all defaults for a period of six months in connection with (i) the Purchase Agreement and Notes (ii) the securities purchase agreement (as modified from time to time, the “Trillium Purchase Agreement”), dated as of October 7, 2020 by and between the Company and Trillium providing for, among other things, the issuance at the applicable closing, (A) a 10% Secured Subordinated Convertible Promissory Note (as modified from time to time, the “Trillium Note”) and (B) Warrants to purchase shares of the Common Stock (as modified from time to time, the “Trillium Warrants”); and (iii) securities purchase agreement (as modified from time to time, the “3a Capital Purchase Agreement”), dated as of October 14, 2020 between the Company and 3a providing for, among other things, the issuance at the applicable closing, (A) a 10% Secured Subordinated Convertible Promissory Note (as modified from time to time, the “3a Note”) and (B) Warrants to purchase shares of the Common Stock (as modified from time to time, the “3a Warrants”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that reflect management’s current views with respect to future events and financial performance. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report. The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. These risks include, by way of example and without limitation:

•The company provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract our primary market and adversely impact our operating results

•We depend on operators of aircrafts, ships, trucks, ports and airports

•We derive a significant portion of our total revenues and net revenues from our largest customers

•Due to our dependence on a limited number of customers, we are subject to a concentration of credit risk

•Our earnings may be affected by seasonal changes in the transportation industry

•Our business is affected by ever increasing regulations from a number of sources in the United States and in foreign locations in which we operate

•As a multinational corporation, we are subject to formal or informal investigations from governmental authorities or others in the countries in which we do business

•The global economy and capital and credit markets continue to experience uncertainty and volatility

•Our revenue and direct costs are subject to significant fluctuations depending on supply and demand for freight capacity.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Unique Logistics International, Inc. (formerly known as Innocap, Inc.), and our wholly subsidiaries, Unique Logistics International (ATL) LLC, a Georgia limited liability company (“UL ATL”), Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and Unique Logistics International (USA) Inc., a New York corporation (“UL NY”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

The Company was incorporated in Nevada on January 23, 2004. In May 2011, Paul Tidwell became Chairman and President and introduced our business plan of researching the location of and salvaging sunken ships. The Company had been actively considering and negotiating several projects that had been extensively researched by its President. Several trips, including to Indonesia, Malaysia and ships that were sunk during World War ll, have been taken or have been scheduled.

Merger Agreement

On October 8, 2020, the Company, Inno Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), and Unique Logistics Holdings, Inc., a privately-held Delaware corporation headquartered in New York (“Unique”), entered into an Acquisition Agreement and Plan of Merger (the “Acquisition Agreement”) pursuant to which the Merger Sub was merged with and into Unique, with Unique surviving as a wholly-owned subsidiary of the Company (the “Merger”). The transaction (the “Closing”) took place on October 8,2020 (the “Closing Date”). The Company acquired, through a reverse triangular merger, all of the outstanding capital stock of Unique in exchange for issuing Unique’s shareholders (the “Unique Shareholders”), pro-rata, an aggregate of 1,000,000 million shares of preferred stock, with certain of Unique Shareholders receiving 130,000 shares of the Company’s Series A Preferred Stock par value $0.001 per share, and certain of the Unique Shareholders receiving of 870,000 shares of the Company’s Series B Preferred Stock, par value $0.001 per share. Immediately after the Merger was consummated, and further to the Acquisition Agreement, certain affiliates of the Company cancelled a total of 45,606,489 shares of the Company’s common stock, and 1,000,000 shares of Preferred Stock held by them (the “Cancellation”). In consideration of the Cancellation of such shares of the Company’s common stock and preferred stock, Unique agreed to assume certain liabilities of the Company. As a result of the Merger and the Cancellation, the Unique Shareholders became the majority shareholders of the Company. Immediately following the Closing of the Merger the Company changed its business plan to that of Unique.

Increase in Authorized Shares and Name Change

On January 11, 2021, the Company filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Nevada, for the adoption of amended and restated articles of incorporation of the Company (the “Amended and Restated Articles of Incorporation”). The adopted Amended and Restated Articles of Incorporation: (i) increased the number of authorized common stock from 500,000,000 shares to 800,000,000 shares; and (ii) changed the Company’s name to Unique Logistics International, Inc. (the “Name Change”).

The Name Change was approved by the Financial Industry Regulatory Authority (FINRA) and became effective in the market on January 14, 2021.

Business Overview

Unique Logistics International, Inc. is a global logistics and freight forwarding company. The Company operated via its wholly owned subsidiaries, Unique Logistics Holdings, Inc., a Delaware corporation (“UL HI”), Unique Logistics International (ATL) LLC, a Georgia limited liability company (“UL ATL”), Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and Unique Logistics International (USA) Inc., a New York corporation (“UL NY”).

The Company provides a range of international logistics services that enable its customers to outsource to the Company sections of their supply chain process. The services provided by the Company are seamlessly managed by its network of trained employees and integrated information systems. We enable our customers to share data regarding their international vendors and purchase orders with us, execute the flow of goods and information under their operating instructions, provide visibility to the flow of goods from factory to distribution center or store and when required, update their inventory records.

Our range of services can be categorized as follows:

•Air Freight services

•Ocean Freight services

•Customs Brokerage and Compliance services

•Warehousing and Distribution services

•Order Management

Results of Operations

Revenue

The Company had total revenue from operations for the three and six months ended November 30, 2020 of $124,639,420 and $182,054,687, respectively. The Company did not have any revenues from operations during period October 28, 2019 (inception) through November 30, 2019.

Costs and Operating Expenses

Costs and operating expenses were $121,600,136 and $179,540,407 for the three months and six months ended November 30, 2020, respectively, compared with $15 for the period October 28, 2019 (inception) through November 30, 2019. Costs and operating expenses for the period October 28, 2019 (inception) through November 30, 2019 were reflective of a newly formed business compared to full operations during the current three- and six-month periods ended November 30, 2020.

Other Income (Expenses)

Other income (expenses) is comprised of interest expense and loss on extinguishment of convertible debt. During the three months ended November 30, 2020, $28,384 for bank interest charges and $175,356 for accretion of debt discount related to the Company’s convertible notes. During the six months ended November 30, 2020, $60,823 of bank loan interest charges and $175,356 for accretion of debt discount related to the Company’s convertible notes. In addition, during the three and six months ended November 30, 2020, the Company modified an existing convertible note agreement with the lender resulting in a loss on extinguishment of $1,147,856.

Net Income (Loss)

Net income was $1,397,183 and $823,046 for the three and six months ended November 30, 2020, respectively, compared to a net loss of $15 for the period the October 28, 2019 (inception) through November 30, 2019. The increase was primarily due to the period October 28, 2019 (inception) through November 30, 2019 were reflective of a newly formed business compared to full operations during the current periods ended November 30, 2020.

Adjusted EBITDA

We define adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, factoring fees, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Consolidated adjusted EBITDA for the three months and six months ended November 30, 2020 increased by $4.7 million and $4.8 million, respectively, compared to the period October 28, 2019 (inception) through November 30, 2019.

Adjusted EBITDA is not a measurement of financial performance under GAAP and may not be comparable to other similarly titled measures of other companies. We present adjusted EBITDA because we believe that adjusted EBITDA is a useful supplement to net income from operations as an indicator of operating performance. We use adjusted EBITDA as a financial metric to measure the financial performance of the business because management believes it provides additional information with respect to the performance of its fundamental business activities. For this reason, we believe adjusted EBITDA will also be useful to others, including our stockholders, as a valuable financial metric.

We believe that adjusted EBITDA is a performance measure and not a liquidity measure, and therefore a reconciliation between net income from continuing operations and adjusted EBITDA has been provided in the financial results. Adjusted EBITDA should not be considered as an alternative to income from operations or net income from operations as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Following is the reconciliation of our consolidated net income to adjusted EBITDA:

	For the Three Months Ended November 30, 2020	For the Six Months Ended November 30, 2020
Net income	$1,397,183	823,046

Add Back:
Income tax expense	290,505	307,199
Depreciation and amortization	191,398	382,217
Stock- based compensation	50,000	50,000
Loss on extinguishment of convertible notes	1,147,856	1,147,856
Factoring fees	1,410,203	1,884,263
Interest expense (including accretion of debt discount)	203,740	236,179
	3,293,702	4,007,714

Adjusted EBITDA	4,690,885	4,830,760

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2020 compared to May 31, 2020:

	November 30, 2020	May 31, 2020	Change
Current Assets	$51,497,118	$15,181,076	$36,316,042
Current Liabilities	$60,237,123	$25,834,209	$34,402,914
Working Capital Deficit	$(8,740,005)	$(10,653,133)	$1,913,128

As of November 30, 2020, we had working capital deficit of $8,740,005 as compared to a working capital deficit of $10,653,133 as of May 31, 2020, a change of $1,913,128.

The change in working capital deficit is primarily attributable to an increase in cash of $2,183,597, an increase in accounts receivable - trade of $19,495,154, an increase of contract asset of $7,362,508, an increase in factoring reserve of $7,284,449, a decrease in prepaid expenses of $9,666, and a decrease in accrued expenses and other current liabilities of $1,930,471. These amounts were offset by an increase in accounts payable – trade of $27,528,499, an increase in accrued freight of $6,880,696, an increase in the current portion of promissory notes of $551,607, an increase in the current portion of operating lease liabilities of $95,035, an increase of $4,336 in the current portion of debt obligations to related parties and an increase in the convertible note of $1,273,212.

Operating activities provided cash of $571,788 for the six months ended November 30, 2020 compared to net cash used in operations of $15 for the period October 28, 2019 (inception) through November 30, 2019.

Investing activities used cash of $15,026 for the six months ended November 30, 2020 compared to $0 for the period October 28, 2019 (inception) through November 30, 2019. Investing activities consisted of $15,026 paid for property and equipment.

Financing activities provided cash of $1,626,835 for the six months ended November 30, 2020 and were the result of receiving aggregate gross proceeds of $150,000 and $2,000,000 from promissory notes and convertible notes, respectively. These proceeds were offset by payments on notes payable and related party debt of $429,165 and $44,000, respectively. In addition, the Company paid debt issuance costs of $50,000 in relation to the issuance of convertible notes. For the period October 28, 2019 (inception) through November 30, 2019, the Company received gross proceeds of $71,448 for related party debt.

Adoption of Recent Accounting Standards

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted the new standard on June 1, 2020. The adoption of the new standard did not have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, that simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. The Step 2 test requires an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value determined in Step 1. This update also eliminates the qualitative assessment requirements for a reporting unit with zero or negative carrying value. The Company adopted the standard upon its inception.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this standard on June 1, 2020 and the adoption of the new standard did not have a significant impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and has subsequently issued several amendments (collectively, “ASU 2016-13”). ASU 2106-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 will be effective for smaller reporting companies for fiscal years beginning after December 15, 2022. Earlier application is permitted only for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—"Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the condensed consolidated financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our condensed consolidated financial statements, the areas that are particularly significant include revenue recognition; the fair value of acquired assets and liabilities; fair value of contingent consideration; the assessment of the recoverability of long-lived assets, goodwill and intangible assets; and leases.

We perform an impairment test of goodwill for each year unless events or circumstances indicate impairment may have occurred before that time. We assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount. After assessing qualitative factors, if further testing is necessary, we would determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount.

Intangible assets consist of customer relationships, trade names and trademarks and non-compete agreements arising from our acquisitions. Customer relationships are amortized on a straight-line basis over 12 to 15 years. Tradenames, trademarks and non-compete agreements, are amortized on a straight-line basis over 3 to 10 years.

We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, we estimate fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Our significant accounting policies are summarized in Note 1 of our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact there are resource constraints and management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, which took into consideration the recent acquisition and integration of three private companies, our Principal Executive Officer and Principal Financial Officer concluded as of November 30, 2020 that our disclosure controls and procedures require remediation in order to be effective at the reasonable assurance level. On May 29, 2020, the Company acquired three businesses that had previously been private companies with limited accounting personnel and other resources to fully address internal control over financial reporting. In connection with the review of our financial statements as of and for the period ended November 30, 2020, our management identified material weaknesses for remediation in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that following the acquisition of the three businesses on May 29, 2020, we have not had time to fully document and implement an effective control environment commensurate with our financial reporting requirements.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and six months ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is currently assessing a remediation plan and intends to implement such controls and procedures. Management intends to have the controls and procedures implemented and in place by August 30, 2021.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations, except as set forth below. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Current Report on Form 8-K, as filed with the SEC on October 13, 2020 (the “October 13, 2020 Current Report”), in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. Except as set forth below, there have been no material changes to our risk factors contained in our October 13, 2020 Current Report. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks. In addition:

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.

Our business and operating results could be adversely impacted by the effects of epidemics, including but not limited to the current COVID-19 pandemic. We are closely monitoring the impact of the COVID-19 global outbreak, although there remains significant uncertainty related to the public health situation globally. Our results of operations could be adversely affected to the extent that such coronavirus or any other epidemic generally harms the global economy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Merger Agreement dated October 8, 2020, we issued 130,000 shares of our Series A Preferred Stock and 870,000 shares of the Series B Preferred Stock to the Unique Logistics Shareholders, their affiliates or assigns, in exchange for 100% of the outstanding shares of Unique Logistics.

Simultaneously with the Closing, the Company issued the Note and Warrant to the Investor.

On October 9, 2020, the Company’s Chief executive Officer converted 30,000 shares of Series B Preferred Stock into 196,394,100 shares of the Company’s common stock.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On January 28, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Trillium Partners LP (“Trillium”) and 3a Capital Establishment (“3a” together with Trillium, the “Investors”) pursuant to which the Company sold to each of the Investors (i) a 10% secured subordinated convertible promissory note in the principal aggregate amount of $916,666 or $ 1,833,333 in the aggregate (each a “Note” and together the “Notes”) realizing gross proceeds of $1,666,666 (the “Proceeds”).

The Notes mature on January 28, 2022 (the “Maturity Date”) and are convertible at any time. The conversion price of the Note is $0.0032 (the “Conversion Price”).

Provided that the Company has satisfied all of the Equity Conditions (as defined in the Notes) the Company may deliver a notice to the Investors (an “Optional Redemption Notice”, of its irrevocable election to redeem some or all of the then outstanding principal or interest amount of the Notes for cash in an amount equal to the Optional Redemption Amount as further described in the Notes (the “Optional Redemption Amount”) on the 20th Trading Day following the Optional Redemption Notice.

If the Company or any subsidiary thereof, as applicable, at any time while the Notes are outstanding, shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents, at an effective price per share less than the Conversion Price then in effect other than in respect of an Exempt Issuance (as defined therein) (such lower price, the “Base Share Price” and such issuances collectively, a “Dilutive Issuance”), then simultaneously with the consummation of each Dilutive Issuance the Conversion Price shall be reduced and only reduced to equal the Base Share Price. Such adjustment shall be made whenever such common stock or common stock equivalents are issued.

Additionally, while the Notes remain outstanding the Company shall not, without prior written approval from Investors, enter into a Variable Rate Transaction (as defined in the Notes). Further, as long as the Notes remain outstanding, upon any issuance by the Company of common stock, common stock equivalents or other indebtedness or other securities, whether for cash consideration or a combination of units thereof (a “Subsequent Financing”), the Investors shall have the right to participate up to is Pro Rata Portion (as defined in the Purchase Agreement) of a percentage of such Subsequent Financing equal to, in the aggregate, one hundred percent (100%) in case of any offering on the same terms, conditions and price provided for in the Subsequent Financing.

In connection with the issuance of the Notes, the Company entered into a Security Agreement (the “Security Agreement”) by and among the Company, certain wholly owned subsidiaries of the Company (the “Guarantors”), as guarantors, and Trillium, whereby the Company and the Guarantors pledged and granted to Trillium for the benefit of the Investors, a lien on and security interest in all of the right, title and interest in substantially all of the assets of the Company and the Guarantors, subject to certain exceptions specified therein.

Additionally, in connection with the issuance of the Notes, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) by and among the Company, the Guarantors, and the Investors, whereby the Guarantors absolutely and unconditionally guarantee the payment by the Company of all amounts due with respect to the Notes and the performance by the Company of its obligations under the Notes.

The Notes are subordinated to Corefund Capital LLC.

In connection with the issuance of the Notes the Company and the Investor also entered into a registration rights agreement (“Registration Rights Agreement”) pursuant to which the Company has agreed to register the common stock underlying the Notes within a period of 180 days from the date of the Closing.

Further, on January 28, 2021, the Company and the Investors entered into a waiver (“Waiver”) waiving any and all defaults for a period of six months in connection with (i) the Purchase Agreement and Notes (ii) the securities purchase agreement (as modified from time to time, the “Trillium Purchase Agreement”), dated as of October 7, 2020 by and between the Company and Trillium providing for, among other things, the issuance at the applicable closing, (A) a 10% Secured Subordinated Convertible Promissory Note (as modified from time to time, the “Trillium Note”) and (B) Warrants to purchase shares of the Common Stock (as modified from time to time, the “Trillium Warrants”); and (iii) securities purchase agreement (as modified from time to time, the “3a Capital Purchase Agreement”), dated as of October 14, 2020 between the Company and 3a providing for, among other things, the issuance at the applicable closing, (A) a 10% Secured Subordinated Convertible Promissory Note (as modified from time to time, the “3a Note”) and (B) Warrants to purchase shares of the Common Stock (as modified from time to time, the “3a Warrants”.

A form of Note, the Purchase Agreement, Registration Rights Agreement, Security Agreement and Guaranty Agreement, and Waiver are included as Exhibits 4.7, 10.8, 10.9, 10.10, 10.11 and 10.12, respectively, to this Current Report and is hereby incorporated by reference. All references to the Note, the Purchase Agreement, and the Registration Rights Agreement, Registration Rights Agreement, Security Agreement and Guaranty Agreement are qualified, in their entirety, by the text of such exhibits.

ITEM 6. EXHIBITS

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated October 8, 2020	8-K	2.1	10/13/2020
3.1	Certificate of Designation of Series A Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.1	10/13/2020
3.2	Certificate of Designation of Series B Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.2	10/13/2020
3.3	Amended and Restated Articles of Incorporation
4.1	10% Convertible Promissory Note, dated October 8, 2020	8-K	4.1	10/13/2020
4.2	Common Stock Purchase Warrant, dated October 8, 2020	8-K	4.2	10/13/2020
4.3	10% Convertible Promissory Note, dated October 14, 2020	8-K	4.2	10/19/2020
4.4	10% Convertible Promissory Note, dated October 14, 2020	8-K	4.3	10/19/2020
4.5	Common Stock Purchase Warrant, dated October 14, 2020	8-K	4.4	10/19/2020
4.6	Amended Number 1 to Promissory Note, dated November 12, 2020, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited				X
4.7	Form Convertible Note				X
10.1	Securities Purchase Agreement, dated October 8, 2020	8-K	10.1	10/13/2020
10.2	Registration Rights Agreement, dated October 8, 2020	8-K	10.2	10/13/2020
10.3**	Employment Agreement with Sunandan Ray dated May 29, 2020	8-K	10.3	10/13/2020
10.4	General Release Agreement, dated October 8, 2020	8-K	10.4	10/13/2020
10.5	Split-Off Agreement, dated October 8, 2020	8-K	10.5	10/13/2020
10.6	Securities Purchase Agreement, dated October 14, 2020	8-K	10.1	10/19/2020
10.7	Amended Secured Accounts Receivable Facility, dated November 2, 2020, by and between Unique Logistics International (NYC) LLC and Corefund Capital, LLC				X
10.8	Form Purchase Agreement				X
10.9	Form Registration Rights Agreement				X
10.10	Form Security Agreement				X
10.11	Form Guaranty Agreement				X
10.12	Form Waiver				X
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.				X
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.				X
32.1**	Section 1350 Certification of Chief Executive Officer.				X
32.2**	Section 1350 Certification of Chief Financial Officer.				X
99.1	Audited consolidated financial statements of Unique Logistics Holdings, Inc. as of May 31, 2020 and for the period from inception, October 28, 2019, through May 31, 2020 together with the related notes to the financial statements.	8-K	99.1	[●]
99.2	Audited financial statements of Unique Logistics International (ATL), LLC for the years ended December 31, 2019 and 2018.	8-K	99.2	[●]
99.3	Audited financial statements of Unique Logistics International (BOS), INC. for the years ended December 31, 2019 and 2018	8-K	99.3	[●]
99.4	Audited financial statements of Unique Logistics International (USA), Inc. and Subsidiaries for the years ended December 31, 2019 and 2018.	8-K	99.4	[●]
99.5	Unaudited Pro Forma Combined Financial Statements of Unique Logistics International, Inc. as of and for the year ended May 31, 2020.	8-K	99.5	[●]
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer (Principal Executive Officer)

Date:	February 5, 2021