Form 10-Q
period 2021-02-28
UNIQUE LOGISTICS INTERNATIONAL INC
filed 2021-04-15
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2021

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

As of April 14, 2021, there were 393,742,663 shares of the registrant’s common stock outstanding.

UNIQUE LOGISTICS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of February 28, 2021 (Unaudited) and May 31, 2020	3

	Condensed Consolidated Statements of Operations for the Three Months Ended February 28, 2021 and February 29, 2020 and for the Nine Months Ended February 28, 2021 and the Period October 28, 2019 (inception) through February 29, 2020 (Unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended February 28, 2021 and the Three Months Ended February 29, 2020 and for the Period October 28, 2019 (inception) through February 29, 2020 (Unaudited)

		5-7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2021 and for the Period October 28, 2019 (inception) through February 29, 2020 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	43
ITEM 4.	Controls and Procedures	43

	PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	44
ITEM 1A.	Risk Factors	44
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
ITEM 3.	Defaults Upon Senior Securities	45
ITEM 4.	Mine Safety Disclosures	45
ITEM 5.	Other Information	45
ITEM 6.	Exhibits	46

SIGNATURES		47

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2021	May 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,391,592	$1,349,363
Accounts receivable – trade, net	24,673,028	7,932,310
Contract assets	16,475,681	4,837,008
Factoring reserve	2,424,287	970,724
Other prepaid expenses and current assets	28,642	91,671
Total current assets	44,993,230	15,181,076
Property and equipment – net	182,449	198,988
Other long-term assets:
Goodwill	4,463,129	4,773,584
Intangible assets – net	8,221,639	8,752,000
Operating lease right-of-use assets – net	3,948,730	4,770,280
Deposits and other assets	431,362	292,404
Other long-term assets	17,064,860	18,588,268
Total assets	$62,240,539	$33,968,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – trade	$35,757,338	$9,591,780
Accrued expenses and other current liabilities	2,505,270	3,619,216
Accrued freight	5,089,295	3,477,380
Current portion of notes payable	2,569,287	1,476,642
Current portion of long-term debt due to related parties	2,762,322	6,380,975
Current portion of operating lease liability	1,402,300	1,288,216
Total current liabilities	50,085,812	25,834,209
Other long-term liabilities	636,006	848,010
Long-term-debt due to related parties, net of current portion	874,106	193,328
Notes payable, net of current portion	1,118,421	2,494,420
Operating lease liability, net of current portion	2,609,255	3,482,064
Total long-term liabilities	5,237,788	7,017,822

Total liabilities	55,323,600	32,852,031
Commitments and contingencies
Stockholders’ Equity:
Series A Convertible Preferred stock, $0.001 par value; 130,000 shares authorized; 130,000 issued and outstanding as of February 28, 2021 and May 31, 2020	130	130
Series B Convertible Preferred stock, $0.001 par value; 870,000 shares authorized; 840,000 and 870,000 issued and outstanding as of February 28, 2021 and May 31, 2020, respectively	840	870
Common stock, $0.001 par value; 800,000,000 shares authorized; 358,286,791 and 0 shares issued and outstanding as of February 28, 2021 and May 31, 2020, respectively	358,287	-
Additional paid-in capital	4,878,148	1,523,811
Retained earnings (accumulated deficit)	1,679,534	(408,510)
Total Stockholders’ Equity	6,916,939	1,116,301
Total Liabilities and Stockholders’ Equity	$62,240,539	$33,968,332

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended February 28, 2021	For the Three Months Ended February 29, 2020	For the Nine Months Ended February 28, 2021	For the Period October 28, 2019 (inception) Through February 29, 2020
Revenues:
Airfreight services	$25,331,969	$-	$115,218,997	$-
Ocean freight and ocean services	54,399,755	-	127,653,935	-
Contract logistics	828,084	-	2,355,647	-
Customs brokerage and other services	10,402,606	-	27,788,522	-
Total revenues	90,962,414	-	273,017,101	-

Costs and operating expenses:
Airfreight services	23,614,094	-	109,242,174	-
Ocean freight and ocean services	50,193,185	-	116,785,557	-
Contract logistics	354,723	-	916,549	-
Customs brokerage and other services	9,995,544	-	26,498,261	-
Salaries and related costs	2,424,476	-	6,716,612	-
Professional fees	425,676	-	1,084,156	-
Rent and occupancy	468,744	-	1,369,860	-
Selling and promotion	1,380,282	-	3,278,593	-
Depreciation and amortization	191,226	-	573,443	-
Fees on factoring agreements	1,271,384	-	3,155,647	-
Other	335,990	40,025	574,879	40,040
Total costs and operating expenses	90,655,324	40,025	270,195,731	40,040

Income (loss) from operations	307,090	(40,025)	2,821,370	(40,040)

Other income (expenses)
Interest	(610,353)	-	(846,532)	-
Gain on forgiveness of promissory notes	1,646,062	-	1,646,062	-
Loss on extinguishment of convertible note	-	-	(1,147,856)	-
Total other income (expenses)	1,035,709	-	(348,326)	-

Net income (loss) before income taxes	1,342,799	(40,025)	2,473,044	(40,040)

Income tax expense	77,801	-	385,000	-

Net income (loss)	$1,264,998	$(40,025)	$2,088,044	$(40,040)

Net income (loss) per common share
– basic	$0.00	$-	$0.01	$-
– diluted	$0.00	$-	$0.00	$-

Weighted average common shares outstanding
– basic	357,891,040	-	230,663,175	-
– diluted	9,976,549,430	-	9,849,321,565	-

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY(DEFICIT)

(Unaudited)

For the Three Months Ended February 28, 2021

	Series A		Series B				Additional	Retained Earnings
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 1, 2020	130,000	$130	840,000	$840	357,829,365	$357,830	$3,170,273	$414,536	$3,943,609

Issuance of Common Stock for services rendered	-	-	-	-	457,426	457	41,209	-	41,666

Beneficial conversion feature of convertible notes	-	-	-	-	-	-	1,666,666	-	1,666,666

Net income	-	-	-	-	-	-	-	1,264,998	1,264,998
Balance, February 28, 2021	130,000	$130	840,000	$840	358,286,791	$358,287	$4,878,148	$1,679,534	$6,916,939

For the Nine Months Ended February 28, 2021

	Series A		Series B				Additional	Retained Earnings (Accumulated Deficit)
	Preferred Stock		Preferred Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Total
Balance, June 1, 2020	130,000	$130	870,000	$870	-	$-	$1,523,811	$(408,510)	$1,116,301

Issuance of Common Stock for services rendered	-	-	-	-	28,291,180	28,291	63,375	-	91,666

Conversion of Series B Preferred Stock to Common Stock	-	-	(30,000)	(30)	196,394,100	196,394	(196,364)	-	-

Recapitalization upon acquisition – net	-	-	-	-	133,601,511	133,602	(179,340)	-	(45,738)

Warrants issued with convertible notes	-	-	-	-	-	-	1,126,497	-	1,126,497

Beneficial conversion feature of convertible notes	-	-	-	-	-	-	2,540,169	-	2,540,169

Net income	-	-	-	-	-	-	-	2,088,044	2,088,044
Balance, February 28, 2021	130,000	$130	840,000	$840	358,286,791	$358,287	$4,878,148	$1,679,534	$6,916,939

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY(DEFICIT)

(Unaudited)

For the Three Months Ended February 29, 2020

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 1, 2019	130,000	$130	870,000	$870	-	$-	$(1,000)	$(15)	$(15)

Net loss	-	-	-	-	-	-	-	(40,025)	(40,025)
Balance, February 29, 2020	130,000	$130	870,000	$870	-	$-	$(1,000)	$(40,040)	$(40,040)

For the Period October 28, 2019 (Inception) Through February 29, 2020

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, October 28, 2019 (inception)	-	$-	-	$-	-	$-	$-	$-	$-

Series A Preferred Stock	130,000	130	-	-	-	-	(130)	-	-

Series B Preferred Stock	-	-	870,000	870	-	-	(870)	-	-

Net loss	-	-	-	-	-	-	-	(40,040)	(40,040)
Balance, February 29, 2020	130,000	$130	870,000	$870	-	$-	$(1,000)	$(40,040)	$(40,040)

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended February 28, 2021	For the Period October 28, 2019 (inception) Through February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,088,044	$(40,040)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	573,443	-
Amortization of debt discount	606,519	-
Share-based compensation	91,666	-
Amortization of right of use assets	1,044,792	-
Loss on extinguishment of notes payable	1,147,856	-
Gain on forgiveness of notes payable	(1,646,062)	-
Bad debt expense	110,000	-
Change in deferred tax asset	(140,000)	-
Accretion of consulting agreement	(212,004)	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(16,850,718)	-
Contract assets	(11,638,673)	-
Factoring reserve	(1,453,563)	-
Prepaid expenses and other current assets	63,029	-
Deposits and other assets	1,042	-
Accounts payable - trade	26,165,558	-
Accrued expenses and other current liabilities	(1,159,684)	-
Accrued freight	1,611,915	-
Operating lease liability	(981,967)	-
Net Cash Used in Operating Activities	(578,807)	(40,040)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26,543)	-
Net Cash Used in Investing Activities	(26,543)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,816,666	-
Repayments of notes payable	(491,667)	-
Repayments of long-term debt due to related parties	(2,627,420)	-
Proceeds from long-term debt due to related parties	-	71,448
Cash paid for debt issuance costs	(50,000)	-
Net Cash Provided by Financing Activities	647,579	71,448
Net change in cash and cash equivalents	42,229	31,408
Cash and cash equivalents - Beginning of Period	1,349,363	-
Cash and cash equivalents - End of Period	$1,391,592	$31,408
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$398,110	$-
Interest	$49,028	$-
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease asset and liability additions	$223,242	$-
Non-cash forgiveness of due to UL HK resulting in goodwill remeasurement	$310,455	$-
Fair value of warrants issued with convertible notes	$1,126,497	$-
Beneficial conversion feature of convertible notes	$2,540,169	$-
Gain on forgiveness of note payable (PPP)	$1,646,062	$-

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unique Logistics International, Inc. (the “Company” or “Unique”) (formerly Innocap, Inc.) is a global logistics and freight forwarding company. The Company currently operates via its wholly owned subsidiaries, Unique Logistics International (ATL) LLC, a Georgia limited liability company (“UL ATL”), Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and Unique Logistics International (NYC), LLC, a Delaware limited liability company (“UL NY”) (collectively the “UL US Entities”). The Company provides a range of international logistics services that enable its customers to outsource sections of their supply chain process. This range of services can be categorized as follows:

•Air Freight services

•Ocean Freight services

•Customs Brokerage and Compliance services

•Warehousing and Distribution services

•Order Management

On May 29, 2020, Unique Logistics Holdings, Inc., a privately held Delaware corporation incorporated on October 28, 2019 headquartered in New York (“UL HI”), entered into a Securities Purchase Agreement with Unique Logistics Holdings Ltd, (“UL HK”), a Hong Kong company, (the “UL HK Transaction”). From inception, October 28, 2019 to May 29, 2020, UL HI was inactive. See “Acquisitions” in Note 2 below.

On October 8, 2020, Unique Logistics Holdings, Inc., Innocap, Inc., and Inno Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Innocap Inc. (“Merger Sub”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into UL HI, with UL HI surviving as a wholly owned subsidiary of Innocap, Inc. (the “Merger”). The transaction took place on October 8,2020 (the “Closing”). Innocap, Inc. was incorporated under the laws of the State of Nevada on January 23, 2004. See “Acquisitions” in Note 2 below.

On January 11, 2021, the Company (operating under the name of Innocap, Inc. at this time) amended and restated its articles of incorporation with the office of the Secretary of State of Nevada to change the Company’s name to Unique Logistics International, Inc.

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

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

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

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable - trade, accrued expenses and other current liabilities, accrued freight, current portion of long-term debt due to related party payables, convertible notes, net and current portion of note payable approximate fair value due to their short-term nature as of February 28, 2021 and May 31, 2020. The carrying amount of the debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had no Level 3 assets or liabilities as of February 28, 2021 and May 31, 2020. There were no transfers between levels during the reporting period.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. No loss had been experienced, and management believes it is not exposed to any significant risk on credit.

Accounts Receivable – Trade

Accounts receivable - trade from revenue transactions are based on invoiced prices which the Company expects to collect. In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company generally does not require collateral to support customer receivables. Accounts receivable - trade, as shown on the condensed consolidated balance sheets, is net of allowances when applicable. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the condensed consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, net of allowance for doubtful accounts. As of February 28, 2021 and May 31, 2020, the Company recorded an allowance for doubtful accounts of approximately $110,000 and $0, respectively.

Concentrations

Two customers represented greater than 10% of accounts receivable as of February 28, 2021. No customer represented greater than 10% of accounts receivable as of May 31, 2020. Two customers accounted for 19.7% and 26.4% of revenue, respectively, for the three months ended February 28, 2021. Two customers accounted for 28.4% and 20.8% of revenue, respectively, for the nine months ended February 28, 2021.

Off Balance Sheet Arrangements

The Company has an agreement with an unrelated third party (the “Factor”) for factoring of specific accounts receivable. The factoring is treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflect the face value of the account less a fee, which is presented in costs and operating expenses on the Company’s condensed consolidated statements of operations in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in the condensed consolidated balance sheets. The Company reports the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s condensed consolidated statements of cash flows. The net principal balance of trade accounts receivable outstanding in the books of the factor under the factoring agreement was approximately $33,700,000 and $3,900,000 as of February 28, 2021 and May 31, 2020, respectively.

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

During the three and nine months ended February 28, 2021 the Company factored accounts receivable invoices totaling approximately $64,742,000 and $176,235,000, respectively, pursuant to the Company’s factoring agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred expenses totaling approximately $1,271,000 and $3,156,000 pursuant to the agreements for the three and nine months ended February 28, 2021, respectively, which is presented in costs and operating expenses on the condensed consolidated statement of operations. The Company did not incur factor related expenses for the period from October 28, 2019 (inception), through February 29, 2020. See Note 11.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period. The Company did not record any impairment for the three and nine months ended February 28, 2021 and for the period from October 28, 2019 (inception), through February 29, 2020.

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

February 29, 2021

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

For the three and nine months ended February 28, 2021 and the period from October 28, 2019 (inception) through February 29, 2020, no impairment of goodwill was identified.

Impairment of Long-Lived Assets

Long-lived assets are comprised of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of FASB ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The Company did not record any impairment for the three and nine months ended February 28, 2021 and the period from October 28, 2019 (inception) through February 29, 2020, as there were no triggering events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable.

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

The Company uses the assets and liability method of accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax basis. As of February 28, 2021 and May 31, 2020, the Company recognized a deferred tax asset of $140,000 and $0, respectively, which is included in deposits and other assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset. No valuation allowance was recorded at February 28, 2021.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

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

Income Tax Provision

The income tax provision of $77,801 and $385,000 included in the Company’s results of operations for the three and nine months ended February 28, 2021, respectively, reflects the Company’s estimated effective tax rate for the year ending May 31, 2021. These rates resulted in a provision of 15.6% for the three and nine months ended February 28, 2021. The Company did not record a tax provision for the period from October 28, 2019 (inception) through February 29, 2020.

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

February 28, 2021

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

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received. There were no contract liabilities outstanding as of February 28, 2021 and May 31, 2020.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue by significant geographic area for the three and nine months ended February 28, 2021 based on origin of shipment (imports) or destination of shipment (exports):

	For the Three Months ended February 28, 2021	For the Nine Months ended February 28, 2021
China, Hong Kong & Taiwan	$48,767,302	$143,818,543
South East Asia	23,395,258	73,073,258
United States	5,947,013	26,170,665
India Sub-continent	5,645,861	16,032,190
Other	7,206,980	13,922,445
Total revenue	$90,962,414	$273,017,101

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

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

	For the Three Months Ended February 28, 2021	For the Nine Months Ended February 28, 2021
Numerator:
Net income	$1,264,998	2,088,044
Effect of dilutive securities	431,163	606,519

Diluted net income	$1,696,161	$2,694,563

Denominator:
Weighted average common shares outstanding – basic	357,891,040	230,663,175

Dilutive securities (a):
Series A Preferred	1,177,041,100	1,177,041,100
Series B Preferred	5,499,034,800	5,499,034,800
Convertible notes	1,809,848,927	1,809,848,927
Warrants	1,132,733,563	1,132,733,563

Weighted average common shares outstanding and assumed conversion – diluted	9,976,549,430	9,849,321,565

Basic net income per common share	$0.00	$0.01

Diluted net income per common share	$0.00	$0.00

(a) - Anti-dilutive securities excluded:	-	-

The Company did not have dilutive securities for the three months ended February 29, 2020 or for the period October 28, 2019 (inception) through February 29, 2020.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

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

February 28, 2021

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

For the three and nine months ended February 28, 2021, share-based compensation amounted to $41,666 and $91,666, respectively. The Company did not record share-based compensation for the period October 28, 2019 (inception) through February 29, 2020.

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

February 28, 2021

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

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

2. ACQUISITIONS

Reverse Merger

On October 8, 2020 (the “Closing Date”) Innocap, Inc., Inno Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Unique Logistics Holdings, Inc. (“UL HI”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into UL HI, with UL HI surviving as a wholly-owned subsidiary of Innocap, Inc. (the “Merger”). Innocap Inc. acquired, through a reverse triangular merger, all of the outstanding capital stock of UL HI in exchange for issuing UL HI’s shareholders (the “UL HI Shareholders”), pro-rata, an aggregate of 1,000,000 million shares of preferred stock, with certain UL HI shareholders receiving 130,000 shares of Innocap Inc.’s Series A Preferred Stock par value $0.001 per share, and certain UL HI shareholders receiving of 870,000 shares of Innocap Inc.’s Series B Preferred Stock, par value $0.001 per share. Immediately after the Merger was consummated, and further to the Agreement, certain affiliates of Innocap Inc. cancelled a total of 45,606,489 shares of Innocap Inc.’s common stock, and 1,000,000 shares of Preferred Stock held by them (the “Cancellation”). In consideration of the Cancellation of such shares of Innocap Inc.’s common stock and preferred stock, UL HI agreed to assume certain liabilities of Innocap Inc. As a result of the Merger and the Cancellation, the UL HI Shareholders became the majority shareholders of Innocap Inc.

In connection with the Merger, on October 8, 2020, Innocap Inc., Star Exploration Corporation, a Texas corporation and wholly-owned subsidiary of Innocap (the “Split-Off Subsidiary”), and Paul Tidwell, an individual in his capacity as the Split-Off Subsidiary purchaser, entered into a Split-Off Agreement (the “Split-Off Agreement”). Pursuant to the terms of the Split-Off Agreement, Innocap Inc., as seller, in consideration of the Cancellation and the assignment and assumption of $797,000 of Innocap Inc.’s liabilities, sold to Paul Tidwell all of the issued and outstanding shares of the Split-Off Subsidiary including and all assets related to Innocap Inc.’s current business.

The Merger was accounted for as a reverse acquisition involving only the exchange of equity. UL HI is the accounting acquirer and Innocap Inc. is the legal acquirer. In order to account for the acquisition, management closed the books of the Innocap Inc. on the Closing Date, closed all equity accounts to additional paid in capital and merged the balance sheets as of the Closing Date. UL HI maintained its historical financial statements, only recasting the equity accounts to that of the Innocap Inc. All assets and liabilities of Innocap Inc. were spun off, except approximately $46,000 in liabilities as of the Closing Date assumed by Innocap Inc.

Because the transaction was between two operating companies, the consideration assumed by UL HI to effectuate the Merger, approximately 2% of fully diluted capital structure post-merger, was fair valued utilizing the market capitalization of Innocap Inc. immediately prior to the merger. The market capitalization prior to merger was approximately $1.2 million ($0.008 market price per share and 172,000,000 shares outstanding).

Innocap Inc. consolidated UL HI as of the closing date of the agreement, and the results of operations of Innocap Inc. include that of UL HI. The historical financial statements of Innocap Inc. before the Merger will be replaced with the historical financial statements of UL HI before the Merger in all future filings with the SEC.

On January 11, 2021, the Company amended and restated its articles of incorporation with the office of the Secretary of State of Nevada to change the Company’s name to Unique Logistics International, Inc.(the “Company” or “Unique”). See Note 1.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

2. ACQUISITIONS (CONTINUED)

The following presents the unaudited pro-forma combined results of operations of Innocap Inc. with UL HI assuming if the entities were combined on June 1, 2019 compared with the actual unaudited results of the Company.

	Three Months Ended February 28, 2021	Three Months Ended February 29, 2020
Revenues	$90,962,414	$24,927,645
Net income (loss)	$1,264,998	$(249,837)
Net income (loss) per share - basic	$0.00	$0.00
Weighted average number of shares outstanding	357,891,040	133,601,511

	Nine Months Ended February 28, 2021	For the period October 28, 2019 (inception) through February 29, 2020
Revenues	$273,017,101	$88,051,925
Net income (loss)	$2,088,044	$(888,198)
Net income (loss) per share - basic	$0.01	$(0.01)
Weighted average number of shares outstanding	230,663,175	133,601,511

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of June 1, 2019 or to project potential operating results as of any future date or for any future periods.

UL US Entities

On May 29, 2020 (“Acquisition Date”), UL HI entered into a Securities Purchase Agreement (SPA) with Unique Logistics Holdings Ltd, (“UL HK”), a Hong Kong company, (the “UL HK Transaction”), pursuant to which the Company purchased from UL HK (i) sixty percent (60%) of the membership interests of (“UL ATL Membership Interests”) of Unique Logistics International (ATL) LLC, a Georgia limited liability company (“UL ATL”); (ii) eighty percent (80%) of the common stock of Unique Logistics International (BOS) Inc., a Massachusetts corporation (“UL BOS”); and (iii) sixty-five percent (65%) of the Unique Logistics International (USA) Inc., a New York corporation (“UL NY”), for the following consideration: (i) $6,000,000, to be paid in accordance with the following (a) $1,000,000 in cash; (b) $5,000,000 in the form of subordinated promissory note (zero percent interest rate and has a maturity of three years) issued in favor of UL HK and (c) 1,500,000 shares of common stock of the UL HI, representing 15% of common stock outstanding. In connection with the UL HK Transaction, the UL HI also entered into a Consulting Services Agreement for a term of three years with Great Eagle Freight Limited (“GEFL”), a wholly owned subsidiary of UL HK.

UL ATL, UL BOS, and UL NY are collectively referred to as “UL US Entities”.

UL HI also entered into three separate securities purchase agreements with the minority interest holders of UL ATL (the, “UL ATL Transaction”), UL BOS (the “UL BOS Transaction”) and UL NY (the “UL NY Transaction”), respectively, whereby, together with the consummation of the UL HK Transaction, each such entity became a wholly-owned subsidiary of the UL HI.

In connection with the UL ATL Transaction, UL HI purchased from the minority shareholder, the remaining forty percent (40%) of the UL ATL Membership Interests, for the following consideration transferred: (i) US $2,819,000, which was paid in accordance with the following: (a) $994,000 in cash; and (b) $1,825,000 through subordinated, non-interest bearing, promissory note with a maturity of three years issued in favor of the minority shareholder. In connection with UL ATL Transaction, UL HI also entered into a non-compete, non-solicitation and non-disclosure agreement with the minority holder for $500,000 for a three-year period.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

2. ACQUISITIONS (CONTINUED)

In connection with the UL BOS Transaction, UL HI purchased from the minority shareholder, the remaining twenty percent (20%) of the UL BOS Common Stock for a purchase price of up to $290,000 to be paid in accordance with the following: (a) $90,000 to be paid in monthly cash payments of $2,500 for a period of thirty-six (36) months (non-interest), and (b) assumption of up to $200,000 of debt owed to UL HK. In connection with the UL BOS Transaction, UL HI entered into an employment agreement with the minority shareholder (“UL BOS Employment Agreement”). The UL BOS Employment Agreement contains an initial term of three years, beginning on May 29, 2020 and ending May 29, 2023. Following the initial term, the UL BOS Employment Agreement may be terminated by either party on 60 days’ written notice.

In connection with the UL NY Transaction, UL HI purchased from a minority shareholder, the remaining thirty-five (35%) of the UL NY Common Stock for considerations to be paid in accordance with the following: (a) the issuance of 7,199,000 shares of the UL HI and (b) the execution of an Employment Agreement (“UL NY Employment Agreement”). The UL NY Agreement has an initial term of approximately three years, and automatically renews for successive consecutive one-year period terms, unless either party provides notice to the other party as provided in the UL NY Employment Agreement.

In addition, UL HI paid $239,350 of closing costs for legal, accounting and other professional fees which were expensed during the period ended May 31, 2020.

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

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

2. ACQUISITIONS (CONTINUED)

The following summarizes the fair values of the assets acquired and liabilities assumed at the acquisition:

Assets:
Current assets	$16,571,270
Property and equipment	206,873
Security deposits	292,404
Other intangibles	8,752,000
Goodwill	4,773,585
Total identified assets acquired	$30,596,132

Liabilities:
Current liabilities	$16,115,703
Consulting service contract liability	848,010
Long-term assumed liabilities	1,394,533
Total liabilities assumed	18,358,246

Total net assets assumed	$12,237,886

The goodwill acquired is primarily attributable to the workforce of the acquired business and significant synergies expected to arise after UL HI’s acquisition of UL US Entities. UL HI is assessing the amount of goodwill that will be deductible for income tax purposes. For the nine months ended February 28, 2021, the amount of goodwill deductible for income tax purposes was immaterial. The Company will continue to analyze the goodwill for deductibility over the 15-year life. See Note 4.

Preliminary Fair Values of Assets Acquired and Liabilities Assumed. Our preliminary estimates of fair values of the assets that we acquired and the liabilities that we assumed are based on information that was available as of the Acquisition Date, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the Acquisition Date. During the quarter, we refined our valuation models to reflect changes in assumptions related to certain liabilities assumed.

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

UL HI consolidated the UL US Entities as of the closing date of the agreement, and the results of operations of Unique include that of UL US Entities.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

3. PROPERTY AND EQUIPMENT

Major classifications of property and equipment are summarized below as of February 28, 2021 and May 31, 2020.

	February 28, 2021	May 31, 2020
	(Unaudited)
Furniture and fixtures	$73,983	$68,685
Computer equipment	99,989	78,743
Software	24,414	24,414
Leasehold improvements	27,145	27,146
	225,531	198,988
Less: accumulated depreciation	(43,082)	-
	$182,449	$198,988

Depreciation expense charged to income for the three and nine months ended February 28, 2021 amounted to $14,439 and $43,082, respectively. The Company did not incur depreciation expense for the period October 28, 2019 (inception) through February 29, 2020.

4. GOODWILL

The carrying amount of goodwill was $4,463,129 and $4,773,584 at February 28, 2021 and May 31, 2020, respectively. On February 19, 2021, the Company and UL HK agreed to reduce an existing $325,000 provisional note assumed by the Company in the May 29, 2020 acquisition (Note 2). The settlement amount of $310,455 was accounted for as a measurement period adjustment and resulted in a reduction to goodwill.

No impairment in the carrying amount of goodwill was recognized during the three and nine months ended February 28, 2021 and for the period from October 28, 2019 (inception) through February 29, 2020.

5. INTANGIBLE ASSETS

Intangible assets consist of the following at February 28, 2021 and May 31, 2020:

	February 28, 2021	May 31, 2020
	(Unaudited)
Trade names / trademarks	$806,000	$806,000
Customer relationships	7,633,000	7,633,000
Non-compete agreements	313,000	313,000
	8,752,000	8,752,000
Less: Accumulated amortization	(530,361)	-
	$8,221,639	$8,752,000

Amortizable intangible assets, including tradenames and non-compete agreements, are amortized on a straight-line basis over 3 to 10 years. Customer relationships are amortized on a straight-line basis over 12 to 15 years. For the three and nine months ended February 28, 2021, amortization expense related to the intangible assets was $176,787 and $530,361, respectively. For the period from October 28, 2019 (inception) through February 29, 2020, there was no amortization expense related to the intangible assets due to timing of the acquisition and the Company’s fiscal year-end. As of February 28, 2021, the weighted average remaining useful lives of these assets were 10.05 years.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

5. INTANGIBLE ASSETS (CONTINUED)

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve Months Ending February 28,
2022	$707,143
2023	707,143
2024	654,976
2025	602,810
2026	602,810
Thereafter	4,946,757
$8,221,639

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at February 28, 2021 and May 31, 2020:

	February 28, 2021	May 31, 2020
	(Unaudited)
Accrued salaries and related expenses	$425,760	$145,165
Accrued sales and marketing expense	1,141,113	116,500
Accrued professional fees	75,000	117,040
Accrued income tax	110,751	-
Accrued overdraft liabilities	472,820	97,519
Other accrued expenses and current liabilities	279,826	3,142,992
	$2,505,270	$3,619,216

7. FINANCING ARRANGEMENTS

Notes Payable on the condensed consolidated balance sheets consists of:

	February 28, 2021	May 31, 2020
	(Unaudited)
Promissory notes (PPP Program)	$-	$1,646,062
Promissory notes (EIDL)	150,000	-
Notes payable	1,833,333	2,325,000
Convertible notes – net of discount	1,704,375	-
	3,687,708	3,971,062
Less: current portion	(2,569,287)	(1,476,642)
	$1,118,421	$2,494,420

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

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

7. FINANCING ARRANGEMENTS (CONTINUED)

During April and May 2020, the UL US Entities received aggregate proceeds of $1,646,062 through this program. The promissory notes mature for dates ranging from April 2022 through May 2022. As of February 28, 2021 and May 31, 2020, the outstanding balance due under these promissory notes was $0 and $1,646,062, respectively.

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

During January 2021, the PPP notes, which were assumed without recourse in the May 2020 acquisition (see Note 2) were utilized for eligible purposes under the terms of the agreements and were forgiven after the expiration of the twenty four week period discussed above. The total amount forgiven was $1,646,062 and is included in gain on forgiveness of promissory notes on the condensed consolidated statements of operations.

Economic Injury Disaster Loan

Pursuant to a certain Loan Authorization and Agreement (the “SBA Loan Agreement”) in June 2020, the Company securing a loan (the “EIDL Loan”) with a principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning June 2021. The balance of principal and interest is payable thirty years from the date of the SBA Note. As of February 28, 2021 and May 31, 2020, the outstanding balance due was $150,000 and $0, respectively, which is included in promissory notes on the condensed consolidated balance sheets.

Notes Payable

On May 29, 2020, the Company entered into a $1,825,000 note payable as part of the acquisition related to UL ATL. The loan bears a zero percent interest rate and has a maturity of three years, or May 29, 2023. The agreement calls for six semi-annual payments of $304,166.67, for which the first payment was due on November 29, 2020. As of February 28, 2021 and May 31, 2020, the outstanding balance due under the note was $1,520,833 and $1,825,000, respectively.

On May 29, 2020, the Company entered into a non-compete, non-solicitation and non-disclosure agreement with a former owner of ATL. The amount payable under the agreement is $500,000 over a three-year period. The agreement calls for twenty-four monthly non-interest bearing payments of $20,833.33 with the first payment on June 29, 2020. As of February 28, 2021 and May 31, 2020, the outstanding balance due under the agreement was approximately $312,500 and $500,000, respectively.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

7. FINANCING ARRANGEMENTS (CONTINUED)

Convertible Notes Payable

Trillium SPA

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

There was total unamortized debt discount related to the Trillium SPA of $0 as of February 28, 2021. During the three and nine months ended February 28, 2021, the Company recorded amortization of debt discount totaling $13,054 until amendment of the note as discussed above.

As of February 28, 2021, the outstanding balance on the Trillium Note was $1,100,000 and the Company was deemed in default. On January 29, 2021, the Company and Trillium entered into a waiver agreement which waived any and all defaults underlying the Trillium SPA and the Trillium Note for a period of six months.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

7. FINANCING ARRANGEMENTS (CONTINUED)

3a SPA

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

There was total unamortized debt discount related to the 3a SPA of $673,333 as of February 28, 2021. During the three and nine months ended February 28, 2021, the Company recorded amortization of debt discount totaling $275,455 and $437,667, respectively.

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

As of February 28, 2021, the outstanding balance on the 3a Note was $1,111,000 and the Company was deemed in default. On January 29, 2021, the Company and 3a entered into a waiver agreement which waived any and all defaults underlying the 3a SPA and the 3a Note for a period of six months.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

7. FINANCING ARRANGEMENTS (CONTINUED)

The estimated fair value of the warrants was valued using the Black-Scholes option pricing model, using the following assumptions during the nine months ended February 28, 2021:

Estimated dividends	None
Expected volatility	38.5%
Risk free interest rate	0.30 – 0.33%
Expected term	5 years

Convertible Notes (continued)

Trillium and 3a

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

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

7. FINANCING ARRANGEMENTS (CONTINUED)

In connection with the issuance of the Notes the Company and the Investor also entered into a registration rights agreement (“Registration Rights Agreement”) pursuant to which the Company has agreed to register the common stock underlying the Notes within a period of 180 days from the date of the Closing.

Further, on January 28, 2021, the Company and the Investors entered into a waiver (“Waiver”) waiving any and all defaults for a period of six months in connection with (i) the Purchase Agreement and Notes (ii) the securities purchase agreement (as modified from time to time, the “Trillium Purchase Agreement”), dated as of October 7, 2020 by and between the Company and Trillium providing for, among other things, the issuance at the applicable closing, (A) a 10% Secured Subordinated Convertible Promissory Note (as modified from time to time, the “Trillium Note”) and (B) Warrants to purchase shares of the Common Stock (as modified from time to time, the “Trillium Warrants”); and (iii) securities purchase agreement (as modified from time to time, the “3a Capital Purchase Agreement”), dated as of October 14, 2020 between the Company and 3a providing for, among other things, the issuance at the applicable closing, (A) a 10% Secured Subordinated Convertible Promissory Note (as modified from time to time, the “3a Note”) and (B) Warrants to purchase shares of the Common Stock (as modified from time to time, the “3a Warrants”). The Waiver is applicable to the January 2021 notes issued to Trillium and 3A.

The convertible notes are subordinated to Corefund Capital LLC(See Note 1, Accounts Receivable – Trade).

Future maturities related to the above promissory notes, notes payable and convertible notes are as follows:

Future Minimum Payments for the Twelve Months Ending February 28,
2022	$4,920,244
2023	679,605
2024	312,939
2025	8,772
2026	8,772
Thereafter	108,335
6,038,667
Less: current portion	(2,569,287)
Less: unamortized discount	(2,350,959)
$1,118,421

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

8. RELATED PARTY TRANSACTIONS

As part of the UL HK Transaction and related transactions, the Company assumed the following debt due to related parties:

	February 28, 2021	May 31, 2020
	(Unaudited)
Due to Frangipani Trade Services (1)	$903,927	$959,303
Due to Unique Logistics Hong Kong (“UL HK”) (2)	14,545	325,000
Note Payable UL HK (3)	2,500,460	5,000,000
Due to employee (4)	67,500	90,000
Due to employee (5)	149,996	200,000
	3,636,428	6,574,303
Less: current portion	(2,762,322)	(6,380,975)
	$874,106	$193,328

(1)Due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO, is due on demand and is non-interest bearing. The principal amount of this Promissory Note bears no interest; provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to six percent (6%) per annum. The principal amount is due and payable in six payments of $150,655 the first payment due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment.

(2)Due to Unique Logistics Holding Limited (“UL HK”) is non-interest bearing and due within 12 months from the date of acquisition. See Note 4.

(3)On May 29, 2020, the Company entered into a $5,000,000 note payable with UL HK as part of the UL US acquisition. The loan bears a zero percent interest rate and has a maturity of 180 days from the date of the note. On November 12, 2020, the Company amended the note with UL HK in order to (i) extend the maturity date from November 25, 2020 to May 18, 2021, (ii) begin monthly payments of $833,333 commencing on December 18, 2020, (iii) change the interest rate to one-half percent (0.5%) per month and (iv) provide the Company the right to prepay the outstanding liability in whole or in part. Pursuant to the amendment, if the Company should default on the note, UL HK has the option to convert the outstanding principal and interest into shares of common stock of the Company. Upon the earlier of (i) a default in the monthly payment of principal or interest due and owing under the loan or, (ii) in the event that any outstanding balance of the loan remains outstanding as of May 31, 2021, UL HK at its option may convert the principal and interest then outstanding into an amount of shares of common stock of the Company equal to 0.2125% of the then outstanding common stock of the Company on a fully diluted basis for every $25,000 of the outstanding principal balance plus accrued but unpaid interest of this loan outstanding on the date of such conversion, provided, however, that the UL HK shall not be permitted to convert the loan in the event that such conversion would provide the UL HK more than 34% of the Company’s issued and outstanding common stock when including and aggregating all prior conversions of the loan.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

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

Consulting Agreement

On May 29, 2020, the Company entered into a consulting agreement with UL HK for logistics services as well as assisting the Company with strategic introductions and negotiations with new customers. The Company shall pay to UL HK $500,000 per year until the expiration of the agreement on May 28, 2023. This agreement was fair valued as of the date of the UL HK transaction and recorded on the balance sheet under other long-term liabilities.

Security Deposit

FTS provides Importer of Record (“IOR”) services to the Company’s customers on behalf of the Company. Pursuant to the IOR agreement with the Company, FTS maintains a Customs Bond in order to continue the agreed upon IOR services. In addition, FTS requires a security deposit which will be utilized by FTS to settle any charges, penalties or tax assessments incurred when performing IOR services for the Company. As of February 28, 2021 and May 31, 2020, the security deposit was $175,000.

Accounts Receivable -trade and Accounts Payable - trade

Transactions with related parties account for $3,887,529 and $11,167,971 of accounts receivable - trade and accounts payable – trade as of February 28, 2021, respectively, and $1,321,473 and $4,171,839 of accounts receivable – trade and accounts payable – trade as of May 31, 2020, respectively.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three and nine months ended February 28, 2021, these transactions represented $700,978 and $1,916,491 of revenue, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the three and nine months ended February 28, 2021, these transactions represented $15,070,460 and $42,676,327 of total direct costs, respectively.

9. RETIREMENT PLAN

The Company had three separate 401(k) plans up to July 31, 2020. In each Plan employees could contribute up to a maximum permitted by law. For one of the plans, the Company had the discretionary option of matching employee contributions. The second plan was a Safe Harbor Plan where up to first 3% contribution was matched at 100% and additional 2% contribution at 50% match. The third plan allowed for maximum of 100% match.

Effective August 1, 2020 the Company consolidated its 401(k) plans into two plans, in one of which the Company has the discretionary option of matching employee contributions and in the other the Company matches 20% on the first 100% contribution. In either Plan, employees can contribute 1% to 98% of gross salary up to a maximum permitted by law.

The Company recorded expense of $21,140 and $33,867 for the three and nine months ended February 28, 2021, respectively, and $0 for the period from October 28, 2019 (inception) through February 29, 2020.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

10. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 800,000,000 shares of stock, a par value of $0.001 per share.

During the nine months ended February 28, 2021, the Company issued 28,291,180 shares of the Company’s Common Stock to a consultant. The shares have an aggregated fair value of approximately $91,666 which was expensed immediately.

As of February 28, 2021 and May 31, 2020, there were 358,286,791 and 0 shares of Common Stock issued and outstanding, respectively.

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

Share amounts at February 28, 2021 have been retroactively restated to account for the share exchange in connection with reverse merger. As of February 28, 2021 and May 31, 2020, there were 130,000 shares of Series A Preferred Stock issued and outstanding.

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

Share amounts at February 28, 2021 have been retroactively restated to account for the share exchange in connection with reverse merger. As of February 28, 2021 and May 31, 2020, there were 840,000 and 870,000 shares of Series B Preferred Stock issued and outstanding, respectively.

Warrants

The following is a summary of the Company’s warrant activity:

		Weighted Average
	Warrants	Exercise Price
Outstanding – May 31, 2020	-	$-
Exercisable – May 31, 2020	-	$-
Granted	1,140,956,904	$0.002
Outstanding – February 28, 2021	1,140,956,904	$0.002
Exercisable – February 28, 2021	1,140,956,904	$0.002

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

10. STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.002	1,140,956,904	4.61	$0.002	1,140,956,904	$0.002

At February 28, 2021, the total intrinsic value of warrants outstanding and exercisable was $305,838,062.

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

The components of lease expense were as follows:

	For the Three Months Ended February 28, 2021	For the Nine Months Ended February 28, 2021
	(Unaudited)	(Unaudited)
Operating lease	$387,657	$1,125,081
Interest on lease liabilities	43,200	141,265
Total net lease cost	$430,857	$1,266,346

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	February 28, 2021	May 31, 2020
	(Unaudited)
Operating leases:
Operating lease ROU assets – net	$3,948,730	$4,770,280

Current operating lease liabilities, included in current liabilities	$1,402,300	$1,288,216
Noncurrent operating lease liabilities, included in long-term liabilities	2,609,255	3,482,064
Total operating lease liabilities	$4,011,555	$4,770,280

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended February 28, 2021
(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$981,967
ROU assets obtained in exchange for lease liabilities:
Operating leases	$223,242
Weighted average remaining lease term (in years):
Operating leases	4.07
Weighted average discount rate:
Operating leases	4.25%

As of February 28, 2021, future minimum lease payments under noncancelable operating leases are as follows:

Future Minimum Payments for the Twelve Months Ending February 28,
2022	$1,540,430
2023	1,171,056
2024	472,635
2025	412,810
2026	263,736
Thereafter	513,706
Total lease payments	4,374,373
Less: imputed interest	(362,818)
Total lease obligations	$4,011,555

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Accounts Receivable Facility

On May 29, 2020, the Company entered into a Secured Accounts Receivable Facility (the “Facility”) with Corefund Capital, LLC (“Core”), pursuant to which Core agreed to purchase from the Company up to an aggregate of $12,000,000 of accounts receivables. The Facility provides Core with security interests in purchased accounts until the accounts have been repurchased by the Company or paid by the customer. The Facility includes fees payable to Core based on the number of days between the date on which an account was purchased by Core and the date on which the Company repurchased the account or the customer paid, as follows: (i) Less than or equal to 30 days, a 1.5% fee; (ii) more than 30 days but less than or equal to 40 days, a 1.75% fee; (iii) more than 40 days but less than or equal to 50 days, a 2.0% fee; (iv) more than 50 days but less than or equal to 60 days, a 2.25% fee; (v) more than 60 days but less than or equal to 90 days, a 2.50% fee; (vi) if more than 90 days, a 2.50% fee for each additional week or portion thereof. Fees related to factoring transactions with Core were approximately $1,271,000 and $3,156,000 for the three and nine months ended February 28, 2021, respectively. The net principal balance of trade accounts receivable outstanding under the factoring agreement was approximately $33,700,000 and $3,900,000 as of February 28, 2021 and May 31, 2020, respectively.

On November 2, 2020, the Company, entered into an Amendment to the Facility (the “Amendment”) with Core, pursuant to which the Company and Core agreed to increase the credit line provided in the original Secured Accounts Receivable Facility, dated May 29, 2020, from $12,000,000 up to $25,000,000. The remaining terms of the Facility were unchanged by the Amendment. The Facility is set to expire on May 29, 2021.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were available to be issued. Based on this evaluation, the Company has identified the following reportable subsequent events other than those disclosed elsewhere in these condensed consolidated financial statements.

On March 19, 2021 (the “Effective Date”), Unique Logistics International, Inc. (the “Company”) issued to an accredited investor (the “Investor”) a 10% promissory note in the principal aggregate amount of $1,000,000 (the “Note”). The Company received aggregate gross proceeds of $1,000,000. The purpose of the funds is to augment working capital resulting from a surge in business and new customer acquisition. The Note matures on the date that is thirty (30) days following the Effective Date (the “Maturity Date”). The Note bears interest at a rate of ten percent (10%) per annum (the “Interest Rate”). The Company may prepay the Note without penalty. On April 7, 2021, Unique Logistics International, Inc. (the “Company”) entered into an Amended and Restated Promissory Note (the “Amended and Restated Note”) with an accredited investor (the “Investor”), pursuant to which the Company and the Investor agreed to amend and restate in its entirety that certain promissory note, issued to the Investor on March 19, 2021 (the “ Original Note”). The Amended and Restated Note supersedes and replaces the Original Note. The Amended and Restated Note is in the principal aggregate amount of $1,000,000 and bears interest at a rate of a guaranteed 7.5% or Seventy-Five Thousand dollars ($75,000.00) at maturity. The Amended and Restated Note matures on June 15, 2021 (the “Maturity Date”). The Company may prepay the Amended and Restated Note without penalty. The Amended and Restated Note contains certain events of default. In the event of a default, at its’ option and sole discretion, the Investor may consider the Amended and Restated Note immediately due and payable. Upon such an event of default, the interest rate increases to eighteen percent (18%) per annum.

On March 9, 2021, the Company was granted an SBA loan (the “Loan”) by Century Bank in the aggregate amount of $358,230, pursuant to the second round of the Paycheck Protection Program (the “PPP”) under the CARES Act. The Loan, which was in the form of a note, matures on March 5, 2026 and bears interest at a rate of 1% per annum. The Loan is payable in equal monthly installments after the Deferral Period which ends on the day of the Forgiveness Deadline. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. The funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On April 12, 2021, a noteholder converted $63,692.22 in convertible notes into 35,455,872 shares of the Company’s common stock at a rate of $0.00179638 per share.

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

•Our business is subject to significant seasonal fluctuations driven by market demands and each quarter is affected by seasonal trends.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Unique Logistics International, Inc. (formerly known as Innocap, Inc.), and our wholly subsidiaries, Unique Logistics International (ATL) LLC, a Georgia limited liability company (“UL ATL”), Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and Unique Logistics International (NYC) LLC, a Delaware limited liability company (“UL NY”).”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

The Company was incorporated in Nevada on January 23, 2004 under the name Innocap, Inc. In May 2011, Paul Tidwell became Chairman and President and introduced our business plan of researching the location of and salvaging sunken ships. The Company had been actively considering and negotiating several projects including to Indonesia, Malaysia and ships that were sunk during World War II. On October 8, 2020, the Company, Inno Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), and Unique Logistics Holdings, Inc., a privately-held Delaware corporation headquartered in New York (“UL HI”), entered into an Acquisition Agreement and Plan of Merger (the “Acquisition Agreement”) pursuant to which the Merger Sub was merged with and into UL HI, with UL HI surviving as a wholly-owned subsidiary of Innocap Inc. (the “Merger”). The transaction (the “Closing”) took place on October 8,2020 (the “Closing Date”). Innocap Inc. acquired, through a reverse triangular merger, all of the outstanding capital stock of UL HI in exchange for issuing UL HI’s shareholders (the “UL HI Shareholders”), pro-rata, an aggregate of 1,000,000 million shares of preferred stock, with certain of UL HI Shareholders receiving 130,000 shares of Innocap Inc.’s Series A Preferred Stock par value $0.001 per share, and certain of the UL HI Shareholders receiving of 870,000 shares of the Innocap Inc.’s Series B Preferred Stock, par value $0.001 per share. Immediately after the Merger was consummated, and further to the Acquisition Agreement, certain affiliates of Innocap Inc. cancelled a total of 45,606,489 shares of Innocap Inc.’s common stock, and 1,000,000 shares of Preferred Stock held by them (the “Cancellation”). In consideration of the Cancellation of such shares of Innocap Inc.’s common stock and preferred stock, Holdings agreed to assume certain liabilities of Innocap Inc. As a result of the Merger and the Cancellation, the UL HI Shareholders became the majority shareholders of the Company. Immediately following the Closing of the Merger Innocap Inc. changed its business plan to that of UL HI.

Increase in Authorized Shares and Name Change

On January 11, 2021, Innocap Inc. filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Nevada, for the adoption of amended and restated articles of incorporation of Innocap Inc. (the “Amended and Restated Articles of Incorporation”). The adopted Amended and Restated Articles of Incorporation: (i) increased the number of authorized common stock from 500,000,000 shares to 800,000,000 shares; and (ii) changed the Company’s name to Unique Logistics International, Inc. (the “Company”).

The Name Change was approved by the Financial Industry Regulatory Authority (FINRA) and became effective in the market on January 14, 2021.

Business Overview

Unique Logistics International, Inc. (hereinafter referred to as the “Company” or “Unique”) is a global logistics and freight forwarding company. The Company operated via its wholly owned subsidiaries, Unique Logistics Holdings, Inc., a Delaware corporation (“UL HI”), Unique Logistics International (ATL) LLC, a Georgia limited liability company (“UL ATL”), Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and Unique Logistics International (NYC) LLC, a Delaware limited liability company (“UL NY”).

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

Our range of services can be categorized as follows:

•Air Freight services

•Ocean Freight services

•Customs Brokerage and Compliance services

•Warehousing and Distribution services

•Order Management

Results of Operations

Revenue

The Company had total revenue from operations for the three and nine months ended February 28, 2021 of $90,962,414 and $273,017,101, respectively. The Company did not have any revenues from operations during period October 28, 2019 (inception) through February 29, 2020.

Costs and Operating Expenses

Costs and operating expenses were $90,655,324 and $270,195,731 for the three months and nine months ended February 28, 2021, respectively, compared with $40,025 and $40,040 for the three months ended February 29, 2020 and for the period October 28, 2019 (inception) through February 29, 2020. Costs and operating expenses for the three months ended February 29, 2020 and for the period October 28, 2019 (inception) through February 29, 2020 were reflective of a newly formed business compared to full operations during the current three- and nine-month periods ended February 28, 2021.

Other Income (Expense)

Other income (expense) is comprised of interest expense, gain on forgiveness of promissory notes and loss on extinguishment of convertible debt. During the three months ended February 28, 2021, interest expense totaled $610,353 and was comprised of $27,143 for bank interest charges, $154,047 for loan interest and $429,163 for accretion of debt discount related to the Company’s convertible notes. In addition, during the three months ended February 28, 2021, the Company was granted forgiveness of the promissory notes and recorded a gain on forgiveness of $1,646,062.

During the nine months ended February 28, 2021, interest expense totaled $846,532 and was comprised $79,206 for bank interest charges, $162,897 for loan interest and $604,429 for accretion of debt discount related to the Company’s convertible notes. In addition, during the three and nine months ended February 28, 2021, the Company modified an existing convertible note agreement with the lender resulting in a loss on extinguishment of $1,147,856 and recorded a gain on forgiveness of $1,646,062 for forgiveness of the promissory notes.

Net Income (Loss)

Net income was $1,264,998 and $2,088,044 for the three and nine months ended February 28, 2021, respectively, compared to a net loss of $40,025 and $40,040 for the three months ended February 29, 2020 and for the period the October 28, 2019 (inception) through February 29, 2020. The increase was primarily due to the period October 28, 2019 (inception) through February 28, 2020 were reflective of a newly formed business compared to full operations during the current periods ended February 28, 2021.

Adjusted EBITDA

We define adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, factoring fees, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Consolidated adjusted EBITDA for the three months and nine months ended February 28, 2021 increased by $1,811,366 and $6,642,126, respectively, compared to the period October 28, 2019 (inception) through February 29, 2020.

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

Following is the reconciliation of our consolidated net income to adjusted EBITDA:

	For the Three Months Ended February 28, 2021	For the Nine Months Ended February 28, 2021
Net income	$1,264,998	$2,088,044

Add Back:
Income tax expense	77,801	385,000
Depreciation and amortization	191,226	573,443
Stock- based compensation	41,666	91,666
Gain on forgiveness of promissory notes	(1,646,062)	(1,646,062)
Loss on extinguishment of convertible notes	-	1,147,856
Factoring fees	1,271,384	3,155,647
Interest expense (including accretion of debt discount)	610,353	846,532
	546,368	4,554,082

Adjusted EBITDA	$1,811,366	$6,642,126

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 28, 2021 compared to May 31, 2020:

	February 28, 2021	May 31, 2020	Change
Current Assets	$44,993,230	$15,181,076	$29,812,154
Current Liabilities	$50,085,812	$25,834,209	$24,251,603
Working Capital Deficit	$(5,082,582)	$(10,653,133)	$5,560,551

As of February 28, 2021, we had working capital deficit of $5,092,582 as compared to a working capital deficit of $10,653,133 as of May 31, 2020, a change of $5,560,551.

The change in working capital deficit is primarily attributable to an increase in cash of $42,229, an increase in accounts receivable - trade of $16,740,718, an increase of contract asset of $11,638,673, an increase in factoring reserve of $1,453,563, a decrease in accrued expenses and other current liabilities of $1,113,946, and a decrease of $3,618,653 in the current portion of long-term debt due to related parties. These amounts were offset by a decrease in prepaid expenses of $63,029 an increase in accounts payable – trade of $26,165,558, an increase in accrued freight of $1,611,915, an increase in the current portion of operating lease liabilities of $114,084 and an increase in the current portion of notes payable of $1,092,645.

Operating activities used cash of $578,807 for the nine months ended February 28, 2021 compared to net cash used in operations of $40,040 for the period October 28, 2019 (inception) through February 29, 2020.

Investing activities used cash of $26,543 for the nine months ended February 28, 2021 compared to $0 for the period October 28, 2019 (inception) through February 29, 2020. Investing activities consisted of $26,543 paid for property and equipment.

Financing activities provided cash of $647,579 for the nine months ended February 28, 2021 and were the result of receiving aggregate gross proceeds of $150,000 and $3,666,666 from promissory notes and convertible notes, respectively. These proceeds were offset by payments on notes payable and related party debt of $491,667 and $2,627,420, respectively. In addition, the Company paid debt issuance costs of $50,000 in relation to the issuance of convertible notes. For the period October 28, 2019 (inception) through February 29, 2020, the Company received gross proceeds of $71,448 for related party debt.

On April 12, 2021, a noteholder converted $63,692.22 in convertible notes into 35,455,872 shares of the Company’s common stock at a rate of $0.00179638 per share.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, which took into consideration the recent acquisition and integration of three private companies, our Principal Executive Officer and Principal Financial Officer concluded as of February 28, 2021 that our disclosure controls and procedures were not effective and require remediation in order to be effective at the reasonable assurance level. Prior to the business combination, we have been a private company with limited accounting personnel and other resources with which we address our internal control over financial reporting. In connection with the audit of our financial statements as of and for the year ended May 31, 2020, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design and maintain an effective control environment commensurate with our financial reporting requirements, including (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience. Management’s general assessment of the above processes in light of the company’s size, maturity and complexity, as to the design and effectiveness of the internal controls over financial reporting is that the key controls and procedures in each of these processes provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and nine months ended February 28, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is currently assessing a remediation plan and intends to implement such controls and procedures. Management intends to have the controls and procedures implemented and in place by February 28, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 16, 2021, the Company issued 457,426 shares of the Company’s Common Stock to a consultant (the “Consultant Shares”).

On April 12, 2021, the Company issued an aggregate of 35,455,872 shares of Common Stock (the “Conversion Shares”) to Trillium Partners (”Trillium”) pursuant to the partial conversion of the Convertible Promissory Note issued in favor of Trillium on October 8, 2020 (the “Trillium Note”). In connection with the issuance of the Conversion Shares pursuant to the Trillium Note, on April 12, 2021 the number of shares of unregistered Common Stock outstanding had increased by more than 5% since the last reported number of shares of Common Stock outstanding.

The issuance of the Consultant Shares and the Conversion Shares issued in connection with the partial conversion of the Trillium Note were not registered under the Securities Act, but were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
4.1	10% Promissory Note, dated March 19, 2021 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 22, 2021)
4.2	Amended and Restated Promissory Note, dated April 7, 2021 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on April 9, 2021).
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
99.1

Audited consolidated financial statements of Unique Logistics Holdings, Inc. as of May 31, 2020 and for the period from inception, October 28, 2019, through May 31, 2020 together with the related notes to the financial statements (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the SEC on January 25, 2021).

99.2

Audited financial statements of Unique Logistics International (ATL), LLC for the years ended December 31, 2019 and 2018 (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed with the SEC on January 25, 2021).

99.3

Audited financial statements of Unique Logistics International (BOS), INC. for the years ended December 31, 2019 and 2018 (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed with the SEC on January 25, 2021).

99.4

Audited financial statements of Unique Logistics International (USA), Inc. and Subsidiaries for the years ended December 31, 2019 and 2018 (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K, filed with the SEC on January 25, 2021).

99.5

Unaudited Pro Forma Combined Financial Statements of Unique Logistics International, Inc. as of and for the year ended May 31, 2020 (incorporated herein by reference to Exhibit 99.5 to the Current Report on Form 8-K, filed with the SEC on January 25, 2021).

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

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer (Principal Executive Officer)

Date:	April 14, 2021