Form 10-K
period 2021-05-31
UNIQUE LOGISTICS INTERNATIONAL INC
filed 2021-08-31
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

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

Tel: (718) 978-2000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: Common Stock, par value $0.001 per share

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one:

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 31st, 2021, there were 603,246,759 shares of the registrant’s common stock outstanding.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies, goals and objectives of management for future operations; any statements concerning proposed new products and services or developments thereof; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words, or the negative thereof. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures and risk factors we include in Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports filed on Form 8-K.

In our Form 10-K, Form 10-Q and Form 8-K filings with the Securities and Exchange Commission, references to: (a) “Common Stock” refers to our Common Stock, $0.001 par value per share; and (b) “Unique Logistics International, Inc.”, “Unique”, “UNQL” “the Company”, “we,” “us,” “our” and similar terms refer to Unique Logistics International, Inc. and its wholly owned operating subsidiaries Unique Logistics International (BOS) Inc, a Massachusetts corporation and Unique Logistics International (NYC), LLC and Unique Logistics Holdings, Inc. s listed on Exhibit 21.1 filed with this Annual Report on Form 10-K.

PART I

Item 1. Business.

Corporate History

Unique Logistics International, Inc. (the “Company” or “Unique”) (formerly Innocap, Inc.) was incorporated in Nevada on January 23, 2004. In May 2011, the Company changed its business plan to begin researching the location of and salvaging sunken ships. Until October 2020, the Company had been actively negotiating several research and salvage projects in Indonesia, Malaysia, and other countries in connection with ships that were sunk during World War II.

On October 8, 2020, the Company, Inno Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), and Unique Logistics Holdings, Inc., a privately-held Delaware corporation headquartered in New York (“Unique”), entered into an Acquisition Agreement and Plan of Merger (the “Acquisition Agreement”) pursuant to which the Merger Sub was merged with and into Unique, with Unique surviving as a wholly-owned subsidiary of the Company (the “Merger”). The transaction (the “Closing”) took place on October 8, 2020 (the “Closing Date”). The Company acquired, through a reverse triangular merger, all of the outstanding capital stock of Unique in exchange for issuing Unique’s shareholders (the “Unique Shareholders”), pro-rata, an aggregate of 1,000,000 million shares of preferred stock, with certain of Unique Shareholders receiving 130,000 shares of the Company’s Series A Preferred Stock par value $0.001 per share, and certain of the Unique Shareholders receiving of 870,000 shares of the Company’s Series B Preferred Stock, par value $0.001 per share. Immediately after the Merger was consummated, and further to the Acquisition Agreement, certain affiliates of the Company cancelled a total of 45,606,489 shares of the Company’s common stock, and 1,000,000 shares of Preferred Stock held by them (the “Cancellation”). In consideration of the Cancellation of such shares of the Company’s common stock and preferred stock, Unique agreed to assume certain liabilities of the Company. As a result of the Merger and the Cancellation, the Unique Shareholders became the majority shareholders of the Company. Immediately following the Closing of the Merger, the Company changed its business plan to that of Unique.

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

The Name Change was approved by the Financial Industry Regulatory Authority (FINRA) and became effective in the market on January 14, 2021. In connection with the name change, the Company changed its ticker symbol from “INNO” to “UNQL”.

Management Buyout Transaction

Unique Logistics Holdings, Inc. (“Unique”) a Delaware corporation, was formed on October 28, 2019, for the purpose of conducting a management buyout of three United States subsidiaries majority owned by Unique Logistics Holdings Ltd., a Hong Kong company (“UL HK”) (the “Management Buy Out Transaction”).

UL HK was incorporated in Hong Kong in 1983. UL HK commenced its business with a focus on transpacific logistics services because of the increasing demands of trade between Hong Kong and the United States. The initial focus was on air freight services, but UL HK quickly diversified into ocean freight services. In its first fifteen years of operations, UL HK established itself as a major international logistics service provider in Hong Kong. Driven by the needs of its customer base, from 1997 through 2012, UL HK established a network of offices throughout Asia and the United States. By the end of 2012, the Unique Logistics brand was well recognized in several Asian countries including China, India, and Vietnam. In the United States, UL HK offices in Boston, Atlanta, New York, Los Angeles, and Chicago had a growing United States customer base in several sectors such as fashion, department stores, furniture, toys, and home goods. The vast majority of ULHK’s international business consisted of services pertaining to United States based companies.

On May 29, 2020 (the “Buyout Transaction Date”), Unique entered into that certain Securities Purchase Agreement (“UL HK Purchase Agreement”) by and between Unique and UL HK, pursuant to which the Company purchased from UL HK (i) sixty percent (60%) of the membership interests of Unique Logistics International (ATL) LLC, a Georgia limited liability company (“UL ATL”); (ii) eighty percent (80%) of the common stock of Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”); and (iii) sixty-five percent (65%) of Unique Logistics International (USA) Inc., a New York corporation, a sole owner of Unique Logistics International (NYC), Inc. (“UL NYC”), for a purchase price of: (i) US$6,000,000, to be paid in accordance with the following (a) $1,000,000 in cash (the “UL HK Cash Purchase Price”); (b) $5,000,000 in the form a subordinated promissory note issued in favor of UL HK and (c) 1,500,000 shares of common stock of Unique Logistics Holdings, representing on issuance 15% of fully paid and non-assessable shares of common stock then outstanding on a fully diluted basis (the “UL HK Stock Purchase Price”). Pursuant to the UL HK Purchase Agreement, Unique has been granted an option to purchase 50% of UL HK’s interest in Unique Logistics International (North and East China) Company Limited and its affiliated companies (collectively “UL China”) and has been granted an option to purchase 65% of UL HK’s interest in Unique Logistics International India (Private) Limited (“UL India”) within 12 months of the Buyout Transaction Date.

Further, in connection with the Management Buyout Transaction, Unique entered into a Consulting Services Agreement for a term of three years with Great Eagle Freight Limited (“Great Eagle” or “GEFD”), a Hong Kong Company (the “Consulting Services Agreement”). Pursuant to the Consulting Services Agreement, GEFD will provide Unique with logistics services, agents management services, support services, accounting and financial controls support, software, and IT support.

In connection with the Management Buyout Transaction, Unique also entered into three separate securities purchase agreements with the minority interest holders of UL ATL (the “UL ATL Transaction”), UL BOS (the “UL BOS Transaction”) and UL NYC (the “UL NYC Transaction”), respectively, whereby, together with the consummation of the Management Buy Out Transaction, each such entity became a wholly owned subsidiary of Unique Logistics Holdings.

In connection with the UL ATL Transaction, Unique purchased from the minority shareholder, the remaining forty percent (40%) of the UL ATL Membership Interests, for a purchase price of: (i) US$2,819,000, which was paid in accordance with the following (a) $994,000 in cash; and (b) $1,825,000 through a subordinated, non-interest bearing, promissory note to be issued in favor of the minority holder (the “UL ATL Note”). The UL ATL Note bears no interest, except for Default Interest upon the occurrence of a default as defined therein and has a maturity date of May 29, 2023 (the “Maturity Date”). The UL ATL Note provides that payments shall be made to the holder in six equal installments of $304,167, with the first payment due on November 29, 2020, and subsequent payment due on May 29th and November 29th of each year until the Maturity Date.

In connection with the UL BOS Transaction, Unique purchased from the minority shareholder, the remaining twenty percent (20%) of the UL BOS Common Stock for a purchase price of up to $290,000 to be paid in accordance with the following (a) $90,000 to be paid in monthly cash payments of $2,500 for a period of thirty-six (36) months, and (b) the assumption of up to $200,000 of debt owed to UL HK. In connection with the UL BOS Transaction, Unique Logistics Holdings, Inc entered into an employment agreement with the minority shareholder dated May 29, 2020 (the “UL BOS Employment Agreement”). The UL BOS Employment Agreement contains an initial term of three years, beginning on May 29, 2020, and ending on May 29, 2023, following the initial term the employment may be terminated by either party on 60 days’ written notice. The UL BOS Employment Agreement provides that the employee will serve as a senior vice president to the Company and will perform the duties and services consistent with the title and function of such office.

In connection with the UL NYC Transaction, Unique purchased from the minority shareholder, Unique Chief Executive Officer, Sunandan Ray, the remaining thirty-five percent (35%) of the UL NYC Common Stock for consideration to be paid in accordance with the following (a) the issuance of 7,200,000 shares of the Unique common stock and (b) the entrance into and execution of an employment agreement by and between the parties as further described herein (the “Ray Employment Agreement”).

Business Overview

Unique Logistics International, Inc. provides a full range of global logistics services by providing to its customers a robust international network that strategically supports the movement of its customers goods. Acting solely as a third-party logistics provider, Unique purchases available cargo space in volume from its network of carriers (such as airlines, ocean shipping, and trucking lines) and resells that space to our customers. Unique Logistics does not own any of these ships, trucks, or aircraft and does not plan on entering the ownership model.

Operating via its wholly owned subsidiaries, UL BOS and UL NYC, Unique provides a range of international logistics services that enable its customers to outsource to the Company sections of their supply chain process. The services provided by the Company are seamlessly managed by its network of trained employees and integrated information systems. We enable our customers to share data regarding their international vendors and purchase orders with us, execute the flow of goods and information under their operating instructions, provide visibility to the flow of goods from factory to distribution center or store and when required, update their inventory records.

Primary services

●	Air Freight services
●	Ocean Freight services
●	Customs Brokerage and Compliance services
●	Warehousing and Distribution services
●	Order Management

Air Freight Services

Operating as an Indirect Air Carrier (IAC) or an airfreight consolidator, the Company provides both time savings and cost-effective air freight options to its customers. An expansive global network enables the Company to offer door to door service allowing customers to benefit from our expert staff for guidance with the physical movement of cargo and documentation compliance. Unique purchases cargo space from airlines on a volume basis and resells that space to our customers at a lower price than they would be able to negotiate themselves for their individual shipments. The Company, through its integrated management system, determines the best routing for shipments and then arrangements are made to receive the cargo into a designated warehouse. Upon receipt, cargo is inspected and weighed, documentation is collected, and export clearance is processed. Once cargo is cleared it is prepared for departure. Unique offers real-time tracking visibility for customers to view when an order is booked, departs and arrives. Unique contracts with a worldwide network of airlines and other service providers to provide the best airfreight service in assisting importers to ship using the most efficient and cost-effective method. Some of the selections we offer include:

●	Domestic, deferred, express and charter services, which permit customers to choose from a menu of different priority options that secure at different price levels, greater assurance of timely delivery
●	Port to Port and Door to Door shipments, which provide customers the option of managing, independently, the post arrival services such as delivery or clearance if the Company is not providing such services
●	Global blocked space agreements (BSA), which guarantee the availability of space on certain flights
●	Air and ocean combination shipment which offer cost effective transportation using multimodal, combination movements, by one mode to an international hub, such as Dubai, UAE or Singapore and converting to a different mode at the hub
●	Air and transload dedicated truck shipment, where arriving cargo is transferred from airline container or pallet into a truckload ready for delivery
●	Dangerous goods handling requiring qualified handling
●	Refrigerated cargo

Ocean Freight Services

Operating as an ocean transportation intermediary (“OTI”) to provide ocean freight service both as a non-vessel owning common carrier (“NVOCC”) and ocean freight forwarder, Unique Logistics provides to its customers ocean freight consolidation, direct ocean forwarding, and order management. We are a common carrier that holds itself out to the public to provide ocean transportation, issues its own house bills of lading or equivalent document, but does not operate the vessels by which ocean transportation is provided. The Company’s roles and responsibilities in ocean freight services include the following:

●	Selecting the most optimal ocean carriers based on both cost and service. The Company has NVOCC contracts with multiple ocean carriers and is thus able to offer its customers a choice in service;
●	Entering into contract/rate agreement with clients to transport their ocean shipments. Under such contracts the customer is assured of the Company’s pricing and weekly capacity to carry the customer’s cargo;
●	Consolidating shipments at origin/deconsolidating of freight at destination. This enables the customer to receive the economics of a consolidated container rate rather than a higher rate for less than full container load (“LCL”). It also makes delivery at destination more efficient;
●	Arranging pick-up of shipment at origin and deliver at destination, with a factory to door service; and
●	Preparing and processing the documentation/clearance (customs/security) for shipments during ocean transit, in advance of arrival of shipment at destination.
●	Ocean freight services are provided in both major and minor trade lanes with representation in all trading nations in Americas, Asia, and Europe.
●	Unique Logistics offers a wide array of services typically performed by multiple services providers including but not limited to, offering options to customers on ocean carrier service choices prior to final selection and securing such space based on customer requirement; this enables our customers to delegate more of its logistics management to us. A more limited range of service would require the customer to deal with multiple service providers.
●	Communicates on any regulation/compliance issues on exporting and importing shipments
●	Plays intermediary role at any point of ocean transportation based on customer’s routing preferences.
●	During high demand period, space acquisition on carrier service is provided for committed delivery, and in weak demand season, lower price option is provided for utmost cost saving.

Customs Brokerage and Compliance Services

Unique Logistics is a licensed United States customs broker whose mission is to ensure that its importing clients are in compliance with all required regulations. Our services help importers clear cargo with the U.S. Customs and Border Protection, including documentation collection, valuation review, product classification, electronic submission to customs and the collection and payment of duties, tariffs, and fees. Unique Logistics works with importers to develop a compliant trade program including product databases, compliance manuals and periodic internal audits. The development of product databases has become critical in the current economic environment due to the increasing trade tensions and various tariffs imposed as a result. Unique Logistics also offers importers tools to improve on efficiency such as reporting, visibility and trade consulting including training seminars. Additional services include:

●	Preparation of the Import Security Filing (10+2) required to be on file 24 hours prior to shipment departure;
●	Clearance and compliance with other government agencies such as the Food and Drug Administration, U.S. Department of Agriculture, Consumer Product Safety Commission and U.S. Fish & Wildlife Service;
●	Focused assessment and internal audit to determine and eliminate weak areas of compliance;
●	Post-entry service to change past entries and take advantage of tariff exclusions granted after the original entry was processed;
●	Binding rulings to obtain pre-entry classification;
●	Classification & valuation;
●	Trade agreements;
●	Warehouse entries to defer duty;
●	Licensing and country of origin marking requirements;

●	Free Trade Zone (FTZ);
●	Duty drawback to get duty back on items exported under certain requirements; and
●	Cargo insurance coverage.

Warehousing and Distribution Services

Unique Logistics operates a warehousing facility in Santa Fe Springs, CA and plans to expand such services through its own managed facilities. Unique Logistics also provides warehousing and distribution services through third party facilities. Our current facility is leased to the Company and is 110,000 sq. ft. with storage capacity for around 9,000 pallets and 10 dedicated employees.

Warehousing and Distribution services enable Unique Logistics to greatly expand its involvement in our customers’ supply chain, post arrival of international shipments into the United States. By providing inventory management, order fulfillment, and other services, our customers benefit from cost savings related to space, equipment, and labor due to efficiencies of scale. Our list of Warehousing and Distribution Services include the following:

●	Transloading of cargo from incoming containers to trucks for delivery
●	Pick and pack services
●	Quality control services under customer instructions
●	Kitting
●	Storage
●	Inventory management
●	Delivery services, including e-Commerce fulfillment services

Order Management

Unique Logistics offers order management services providing importers with total visibility on every order from the time placed with the supplier to door delivery. Importers send orders electronically immediately upon creation giving the Company the ability to assist in firmly holding suppliers to shipping windows. Ultimately this results in optimizing consolidation and improved on-time delivery. Order management also gives importers the power to control their supply chain by monitoring key milestone events, track order status and manage delivery to the end consumer.

Order Management features:

●	Importer and vendor EDI integration
●	Key milestone notifications customized per importers’ requirements
●	Vendor, booking and document management
●	Customized reporting including exception reporting for maximum efficiency
●	Consolidation management
●	Tracking visibility in real-time

Other Benefits include:

●	Single Data Platform
●	Avoids a manual booking process
●	Eliminates unnecessary data entry
●	Document visibility and historical recordkeeping
●	Vendor KPI management
●	Live milestone updates

Industry Overview and Competition

The global logistics industry is highly competitive, and we expect it to remain so for the foreseeable future. Although there are a large number of companies that compete or provide services in one or more segments of the logistics industry, Unique Logistics is part of a much smaller group of companies that provides a full suite of services. In each area of service, we face competition from companies operating within that service segment as well as companies that provide a wider range of global services.

The industry includes (i) specialized Non-Vessel Owning Common Carriers (“NVOCCs”), an ocean carrier that transports goods under its own House Bill of Lading, or equivalent documentation, without operating ocean transportation vessels and (ii) Indirect Air Carriers (“IACs”) which are persons or entities within the United States, not in possession of an FAA air carrier operating certificate, which undertake to engage indirectly in air transportation of property and uses for all or any part of such transportation the services of an air carrier, freight forwarders, trucking companies, customs brokers and warehouse operators who operate within their specialized space and very often pose pricing advantages within that segment.

Our mission is to bring value to our customers through specific competitive advantages:

●	Trained, experienced staff with knowledge of those areas of the world where customers are likely to require problem solving abilities.
●	Trained, experienced staff with knowledge of the various supply chain segments: Air, Ocean, Customs, Warehousing, and Information Technology integration.
●	Responsive customer service and the ability to meet our customer needs with people at the front of well-established processes.

Seasonality

Historically, our own operating results as well as the industry as a whole have been subject to seasonal demand. With our financial year end of May 31, typically our first and second quarters are the strongest with the fourth quarter being the weakest; however, there are no guarantees that these trends will continue or that the COVID-19 pandemic will not cause any other business disruptions. It is widely understood in the industry that these seasonal trends are influenced by a number of factors, including weather patterns, national holidays, economic conditions, consumer demand, major product launches, as well as a number of other market forces. Since many of these forces are unforeseen there is no way for us to provide assurances that these seasonal trends will continue.

Growth Strategy

Unique Logistics has established plans to grow its business by focusing on four key areas: (1) Organic Growth and Expansion in existing markets; (2) Strategic Acquisitions; (3) Warehousing and Distribution; and (4) Specialized services to United States companies on their overseas logistics needs in targeted Asian markets.

Organic Growth and Expansion in existing markets:

We plan to focus on developing business domestically to drive organic growth. Since the Management Buyout Transaction, we have significantly improved our operating efficiencies in the areas of procurement, customer service, finance and administration. We believe this will result in much lower overhead and the ability to build a uniform marketing strategy to build market share and further the brand recognition of Unique Logistics throughout the United States. Additionally, the Company will continuously assess its Information Technology environment based on emerging trends in logistics and customer requirements. The first step in the strategy is already in place: a single operating platform. We will continue to build add-on service tools that enhance our operating platform. One key area for technology focus will be the seamless delivery of e-Commerce services from origin to consumer with shipment visibility for both customer and the customer’s consumer.

We believe Unique Logistics’ business base that includes some of the largest importers in the United States can be expanded by building our sales organization and the support organization to successfully deliver our brand of service. The targeted growth areas include Charlotte, NC, Dallas, TX, Houston, TX and Seattle, WA.

Strategic Acquisitions:

We currently maintain an option to acquire ownership of significant UL HK foreign subsidiaries that are critical to our ability to meet our customers’ international requirements. Through the Consulting Services Agreement between the Company and GEFD, we will ensure that the international brand of Unique Logistics and the seamless services provided to customers remains in place even before the options to acquire UL HK’s foreign subsidiaries is exercised. Additionally, it is our intention to increase our business by seeking additional opportunities through potential domestic acquisitions, revenue sharing arrangements, partnerships, or investments.

Warehousing and Distribution

Unique Logistics has successfully established a major warehousing facility in Santa Fe Springs, CA and now has in-house the management expertise (commercial as well as operational) in successfully managing such facilities. Unique Logistics has also identified a method of identifying growth opportunities by focusing on specific areas of the United States and existing well-constructed facilities where lease assumption is available with an existing customer base.

Specialized Services to US Companies in Overseas Markets

Unique Logistics has several decades of experience in Asian markets such as China, India, Vietnam and Indonesia. Unique Logistics is constantly dealing with a United States customer base that seeks to do business in these areas but require local expertise. We have the experience and the connections to assist United States companies with local importation, local warehousing and distribution and other local logistics and trade compliance services. We plan to build on our expertise in these four specific countries to build tailored services to US customers, including in business consulting pertaining to logistics and related trade services.

Government Regulations and Security

Our industry is subject to regulation and supervision by several governmental authorities.

Operations

The U.S. Department of Transportation (“DOT”), the Federal Aviation Administration (“FAA”) and the U.S. Department of Homeland Security, through the Transportation Security Administration (“TSA”), have regulatory authority over our air transportation services. The Federal Aviation Act of 1958, as amended, is the statutory basis for DOT and FAA authority and the Aviation and Transportation Security Act of 2001, as amended, is the basis for TSA aviation security authority.

All United States indirect air carriers are required to maintain prescribed security procedures and are subject to periodic audits by the TSA. Our overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation. Our offices are licensed as an airfreight forwarder from the International Air Transport Association (IATA), a voluntary association of airlines and air transport related entities that prescribes certain operating procedures for airfreight forwarders acting as agents for its members.

The shipping of goods by sea is regulated by the Federal Maritime Commission (“FMC”). Our Company is licensed by the FMC to operate as an Ocean Transportation Intermediary (“OTI”) and as a NVOCC. As a licensed OTI and NVOCC, we are required to comply with several regulations, including the filing of our tariffs.

Under Department of Homeland Security regulations, we are a qualified participant in the Customs- Trade Partnership Against Terrorism (“C-TPAT”) program requiring us to be compliant with relevant security procedures in our operations.

We are licensed as a customs broker by the U.S. Customs and Border Protection (CBP) Agency of DHS, nationally and in each U.S. customs district in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. In other jurisdictions in which we perform customs clearance services, we are licensed by the appropriate governmental authority where such license is required to perform these services.

We do not believe that current United States and foreign governmental regulations impose significant economic restraint upon our business operations. However, the regulations of foreign governments can impose barriers to our ability to provide the full range of our business activities in a wholly or majority United States-owned subsidiary. For example, foreign ownership of a customs brokerage business is prohibited in some jurisdictions and, less frequently, the ownership of the licenses required for freight forwarding and/or freight consolidation is restricted to local entities. When we encounter this sort of governmental restriction, we work to establish a legal structure that meets the requirements of the local regulations, while also providing the substantive operating and economic advantages that would be available in the absence of such regulation. This can be accomplished by creating a joint venture or exclusive agency relationship with a qualified local entity that holds the required license.

Environmental

We are subject to federal, state and local environmental laws and regulations across all of our business units. These laws and regulations cover a variety of processes, including, but not limited to: proper storage, handling and disposal of waste materials; appropriately managing wastewater and stormwater; monitoring and maintaining the integrity of underground storage tanks; complying with laws regarding clean air, including those governing emissions; protecting against and appropriately responding to spills and releases and communicating the presence of reportable quantities of hazardous materials to local responders. We have established site- and activity-specific environmental compliance and pollution prevention programs to address our environmental responsibilities and remain compliant. In addition, we have created several programs which seek to minimize waste and prevent pollution within our operations.

Employees and Human Capital

As of August 31, 2021, the Company had 108 employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plan is to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Legal Proceedings

The Company is not involved in any disputes and does not have any significant litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Annual Report on Form 10-K.

RISKS RELATED TO THE COVID-19 PANDEMIC

THE COVID-19 PANDEMIC COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OPERATIONS, RESULTS OF OPERATIONS, CASH FLOWS AND FINANCIAL POSITION.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our employees, customers and business partners. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which could adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.

We experienced declines in demand for our services that began in the first quarter 2020 that had a substantial impact in the period through June 2020. From July 2020 onwards the recovery of online retail and ultimately brick and mortar retail and a surge of imports increased our workload significantly, despite the pandemic conditions. We also incurred additional costs to meet the needs of our employees including arrangements for working from home. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The impacts of the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict. Due to the largely unprecedented and evolving nature of the COVID-19 pandemic, it remains very difficult to predict the extent of the impact on our industry generally and our business in particular. Furthermore, the extent and pace of a recovery remains uncertain and may differ significantly among the countries in which we operate. As a result, the pandemic could have a material impact on our results of operations and heighten many of our other known risks described in this prospectus.

WE RELY ON SERVICE PROVIDERS, SUCH AS AIR, OCEAN AND GROUND FREIGHT CARRIERS, AND IF THEY BECOME FINANCIALLY UNSTABLE OR HAVE REDUCED CAPACITY TO PROVIDE SERVICES BECAUSE OF COVID-19, IT MAY ADVERSELY IMPACT OUR BUSINESS AND OPERATING RESULTS.

As a non-asset-based provider of global logistics services, we depend on a variety of asset-based service providers, including air, ocean and ground freight carriers. The quality and profitability of our services depend upon effective selection and oversight of our service providers. COVID-19 places significant stress on our air, ocean, and freight ground carriers, which may continue to result in reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules which could adversely impact our operations and financial results. During the pandemic, air carriers have been particularly affected having to cancel flights due to travel restrictions resulting in dramatic drops in revenues, historical losses, and liquidity challenges. Uncertainty over recovery of demand for passenger air travel, in particular business travel, to pre-pandemic levels means air carriers’ operations and financial stability may be adversely affected long term. Prior to 2020, ocean carriers have incurred significant operating losses are still highly leveraged with debt. Additionally, several ocean carriers have consolidated, with the potential for more to occur in the future.

RISKS RELATED TO OUR COMPANY AND OUR INDUSTRY

THE COMPANY PROVIDES SERVICES TO CUSTOMERS ENGAGED IN INTERNATIONAL COMMERCE. EVERYTHING THAT AFFECTS INTERNATIONAL TRADE HAS THE POTENTIAL TO EXPAND OR CONTRACT OUR PRIMARY MARKET AND ADVERSELY IMPACT OUR OPERATING RESULTS. FOR EXAMPLE, INTERNATIONAL TRADE IS INFLUENCED BY:

●	currency exchange rates and currency control regulations;
●	interest rate fluctuations;
●	changes and uncertainties in governmental policies and inter-governmental disputes, which could result in increased tariff rates, quota restrictions, trade barriers and other types of restrictions;
●	changes in and application of international and domestic customs, trade and security regulations;
●	wars, strikes, civil unrest, acts of terrorism, and other conflicts;
●	changes in labor and other costs;
●	natural disasters and pandemics;
●	changes in consumer attitudes regarding goods made in countries other than their own;
●	changes in availability of credit;
●	changes in the price and readily available quantities of oil and other petroleum-related products; and
●	increased global concerns regarding working conditions and environmental sustainability.

WE HAVE CUSTOMERS WHO ARE RETAILERS AND THUS, SUBJECT TO THE IMPACT OF COVID RELATED RISKS AND RESTRICTIONS.

Our customer base includes several customers whose business involves retail to the public through brick and mortar stores, many of them in shopping malls. In the period from February 2020 to May 2020, many such customers faced significant downturn in their business resulting in shut down of supply chains and business loss for our Company. By February 2021, most of these customers saw their business recover to pre-pandemic levels. However, the risk of a resurgence of infections or a permanent decline in brick and mortar retail as a fallout of the pandemic could result in significant shift in the business of some of our customers.

WE DEPEND ON OPERATORS OF AIRCRAFTS, SHIPS, TRUCKS, PORTS AND AIRPORTS.

The financial condition of asset-based service providers can have a direct impact on our operations. For example, several ocean carriers have consolidated, with the potential for more consolidations to occur in the industry. The financial results reported by ocean carriers have been an industry concern for several years and bankruptcies such as that of Hanjin Shipping have aggravated those concerns. The combination of reduced carrier capacity and pricing volatility is a risk in our business and our inability to secure shipping capacity or face costs that we cannot pass on to our customers could materially affect our results. Our dependence on third parties to provide equipment and services may impact the delivery and quality of our transportation and logistics services.

OUR PAST ACQUISITIONS, AS WELL AS ANY ACQUISITIONS THAT WE MAY COMPLETE IN THE FUTURE, MAY BE UNSUCCESSFUL OR RESULT IN OTHER RISKS OR DEVELOPMENTS THAT ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS.

While we intend for our acquisitions to enhance our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Special risks, including accounting, regulatory, compliance, information technology or human resources issues, may arise in connection with, or as a result of, the acquisition of an existing company, including the assumption of unanticipated liabilities and contingencies, difficulties in integrating acquired businesses, possible management distractions, or the inability of the acquired business to achieve the levels of revenue, profit, productivity or synergies we anticipate or otherwise perform as we expect on the timeline contemplated. We are unable to predict all of the risks that could arise as a result of our acquisitions.

In addition, if the performance of our reporting segments or an acquired business varies from our projections or assumptions, or if estimates about the future profitability of our reporting segments or an acquired business change, our revenues, earnings or other aspects of our financial condition could be adversely affected.

WE DERIVE A SIGNIFICANT PORTION OF OUR TOTAL REVENUES AND NET REVENUES FROM OUR LARGEST CUSTOMER.

Our largest customer comprises approximately twenty-five percent (25%) of our consolidated total revenues. The sudden loss of any of our major customers could materially and adversely affect our operating results.

DUE TO OUR DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS, WE ARE SUBJECT TO A CONCENTRATION OF CREDIT RISK.

As of May 31, 2021, eight (8) customers accounted for approximately forty seven percent (47%) of our accounts receivable. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. Additionally, our 10 largest customers accounted for approximately sixty percent (60%) of our total revenues for the year ended May 31, 2021. This concentration of credit risk makes us more vulnerable economically. The loss of any of these customers could materially reduce our revenues and net income, which could have a material adverse effect on our business.

WE RELY ON TECHNOLOGY TO OPERATE OUR BUSINESS.

Our continued success is dependent on our systems continuing to operate and to meet the changing needs of our customers and users. We rely on our technology staff and vendors to successfully implement changes to and maintain our operating systems in an efficient manner. If we fail to maintain and enhance our operating systems, we may be at a competitive disadvantage and lose customers.

As demonstrated by recent material and high-profile data security breaches, computer malware, viruses, and computer hacking and phishing attacks have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. Previous attacks on our systems have not had a material financial impact on our operations, but we cannot guarantee that future attacks will have little to no impact on our business.

Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, a significant impact on the performance, reliability, security, and availability of our systems and technical infrastructure to the satisfaction of our users may harm our reputation, impair our ability to retain existing customers or attract new customers, and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations, and growth prospects.

DIFFICULTY IN FORECASTING TIMING OR VOLUMES OF CUSTOMER SHIPMENTS OR RATE CHANGE BY CARRIERS COULD ADVERSELY IMPACT OUR MARGINS AND OPERATING RESULTS.

We are not aware of any accurate means of forecasting short-term customer requirements. However, long-term customer satisfaction depends upon our ability to meet these unpredictable short-term customer requirements. Personnel costs, our single largest expense, are always less flexible in the very near term as we must staff to meet uncertain demand. As a result, short-term operating results could be disproportionately affected.

A significant portion of our revenues is derived from customers whose shipping patterns are tied closely to consumer demand and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of our revenues is, to a large degree, impacted by factors out of our control, such as a sudden change in consumer demand for retail goods, changes in trade tariffs, product launches and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter, and therefore, we may not learn of a shortfall in revenues until late in a quarter. To the extent that a shortfall in revenues or earnings was not expected by securities analysts or investors, any such shortfall from levels predicted by securities analysts or investors could have an immediate and adverse effect on the trading price of our stock.

Volatile market conditions can create situations where rate increases charged by carriers and other service providers are implemented with little or no advance notice. We often cannot pass these rate increases on to our customers in the same time frame, if at all. As a result, our yields and margins can be negatively impacted, as recently experienced.

OUR EARNINGS MAY BE AFFECTED BY SEASONAL CHANGES IN THE TRANSPORTATION INDUSTRY.

Results of operations for our industry generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. Historically, income from operations and earnings are lower in the first calendar quarter than in the other three quarters. We believe this historical pattern has been the result of, or influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot guarantee that it will not adversely impact us in the future.

OUR BUSINESS IS AFFECTED BY EVER INCREASING REGULATIONS FROM A NUMBER OF SOURCES IN THE UNITED STATES AND IN FOREIGN LOCATIONS IN WHICH WE OPERATE.

Many of these regulations are complex and require varying degrees of interpretation, including those related to trade compliance, data privacy, employment, compensation and competition, and may result in unforeseen costs.

In reaction to the continuing global terrorist threat, governments around the world are continuously enacting or updating security regulations. These regulations are multi-layered, increasingly technical in nature and characterized by a lack of harmonization of substantive requirements among various governmental authorities. Furthermore, the implementation of these regulations, including deadlines and substantive requirements, can be driven by regulatory urgencies rather than industry’s realistic ability to comply.

Failure to consistently and timely comply with these regulations, or the failure, breach or compromise of our policies and procedures or those of our service providers or agents, may result in increased operating costs, damage to our reputation, difficulty in attracting and retaining key personnel, restrictions on operations or fines and penalties.

WE ARE SUBJECT TO NEGATIVE IMPACTS OF CHANGES IN POLITICAL AND GOVERNMENTAL CONDITIONS.

Our operations are subject to the influences of significant political, governmental, and similar changes and our ability to respond to them, including:

●	changes in political conditions and in governmental policies;
●	changes in and compliance with international and domestic laws and regulations; and
●	wars, civil unrest, acts of terrorism, and other conflicts.

WE MAY BE SUBJECT TO NEGATIVE IMPACTS OF CATASTROPHIC EVENTS.

A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, heightened security measures, actual or threatened, terrorist attack, strike, civil unrest, pandemic, or other catastrophic event could cause delays in providing services or performing other critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information systems could harm our ability to conduct normal business operations and adversely impact our operating results.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO OPERATIONAL AND FINANCIAL RISKS.

We provide services within and between foreign countries on an increasing basis. Our business outside of the United States is subject to various risks, including:

●	changes in tariffs, trade restrictions, trade agreements, and taxations;
●	difficulties in managing or overseeing foreign operations and agents;
●	limitations on the repatriation of funds because of foreign exchange controls;
●	different liability standards; and

●	intellectual property laws of countries that do not protect our rights in our intellectual property, including, but not limited to, our proprietary information systems, to the same extent as the laws of the United States.

The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.

As we continue to expand our business internationally, we expose the Company to increased risk of loss from foreign currency fluctuations and exchange controls, as well as longer accounts receivable payment cycles. Foreign currency fluctuations could result in currency exchange gains or losses or could affect the book value of our assets and liabilities. Furthermore, we may experience unanticipated changes to our income tax liabilities resulting from changes in geographical income mix and changing international tax legislation. We have limited control over these risks, and if we do not correctly anticipate changes in international economic and political conditions, we may not alter our business practices in time to avoid adverse effects.

THE COMPANY OPERATES IN A COMPETITIVE ENVIRONMENT.

Many of the Company’s current and potential competitors have longer operating histories, greater name recognition, more employees, and significantly greater financial, technical, marketing, public relations, and distribution resources than the Company. The competitive environment may require the Company to make changes in the Company’s pricing or marketing to maintain and extend the Company’s current brand and market position. Price concessions or the emergence of other pricing or distribution strategies of competitors may diminish the Company’s revenues, impact the Company’s margins, or lead to a reduction in the Company’s market share, any of which will harm the Company’s business.

AS A MULTINATIONAL CORPORATION, WE ARE SUBJECT TO FORMAL OR INFORMAL INVESTIGATIONS FROM GOVERNMENTAL AUTHORITIES OR OTHERS IN THE COUNTRIES IN WHICH WE DO BUSINESS.

We may become subject to civil litigation with our customers, service providers and other parties with whom we do business. These investigations and litigation may require significant management time and could cause us to incur substantial additional legal and related costs, which may include fines, penalties or damages that could have a materially adverse impact on our financial results.

THE GLOBAL ECONOMY AND CAPITAL AND CREDIT MARKETS CONTINUE TO EXPERIENCE UNCERTAINTY AND VOLATILITY.

Unfavorable changes in economic conditions may result in lower freight volumes and adversely affect the Company’s revenues and operating results. These conditions may adversely affect certain of our customers and service providers. Were that to occur, our revenues and net earnings could also be adversely affected. Should our customers’ ability to pay deteriorate, additional bad debts may be incurred. Volatile market conditions can create situations where rate increases charged by carriers and other service providers are implemented with little or no advance notice. We often times cannot pass these rate increases on to our customers in the same time frame, if at all. As a result, our yields and margins can be negatively impacted, as recently experienced, particularly with ocean freight.

THE IMPLEMENTATION OF THE COMPANY’S BUSINESS STRATEGY WILL REQUIRE SIGNIFICANT EXPENDITURE OF CAPITAL AND WILL REQUIRE ADDITIONAL FINANCING.

The implementation of the Company’s business strategy will require significant expenditures of capital, and the Company will require additional financing. Additional funds may be sought through equity or debt financings. The Company cannot offer any assurances that commitments for such financings will be obtained on favorable terms, if at all. Equity financings could result in dilution to holders and debt financing could result in the imposition of significant financial and operational restrictions on the Company. The Company’s inability to access adequate capital on acceptable terms could have a material adverse effect on the Company’s business, results of operations and financial condition.

THE COMPANY’S FAILURE TO CONTINUE TO ATTRACT, TRAIN, OR RETAIN HIGHLY QUALIFIED PERSONNEL COULD HARM THE COMPANY’S BUSINESS.

The Company’s success also depends on the Company’s ability to attract, train, and retain qualified personnel, specifically those with management and product development skills. Competition for such personnel is intense, particularly in high-technology centers. If the Company does not succeed in attracting new personnel or retaining and motivating the Company’s current personnel, the Company’s business could be harmed.

RISKS RELATED TO OUR COMMON STOCK

WE MAY BE SUBJECT TO PENNY STOCK RULES WHICH WILL MAKE THE SHARES OF OUR COMMON STOCK MORE DIFFICULT TO SELL.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

SALES OF OUR CURRENTLY ISSUED AND OUTSTANDING STOCK MAY BECOME FREELY TRADABLE PURSUANT TO RULE 144 AND MAY DILUTE THE MARKET FOR YOUR SHARES AND HAVE A DEPRESSIVE EFFECT ON THE PRICE OF THE SHARES OF OUR COMMON STOCK

A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an Affiliate (as such term is defined in Rule 144(a)(1)) of an issuer who has held restricted securities for a period of at least six months (one year after filing Form 10 information with the SEC for shell companies and former shell companies) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTC Bulletin Board). Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate of the Company and who has satisfied a one-year holding period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

YOU WILL EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 805,000,000 shares of capital stock consisting of 800,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are trading.

WE DO NOT EXPECT TO PAY DIVIDENDS AND INVESTORS SHOULD NOT BUY OUR COMMON STOCK EXPECTING TO RECEIVE DIVIDENDS.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, investors will only realize an economic gain on their investment in our common stock if the price appreciates. Investors should not purchase our common stock expecting to receive cash dividends. Because we do not pay dividends, and there may be limited trading, investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on investment even if we are successful in our business operations. In addition, because we do not pay dividends, we may have trouble raising additional funds, which could affect our ability to expand our business operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is currently located at 154-09 146th Avenue, Jamaica, NY 11434 where we occupy 2,219 square feet. Monthly rent for this space is approximately $5,000 per month and our lease expires on April 30, 2024.

A full list of properties leased by the Company are set out below:

LOCATION	LEASE	MONTHLY	SQUARE
CITY, STATE	EXPIRATION	RENT	FEET	FUNCTION
JAMAICA, NY	4/30/2024	$4,813.75	2,219	OFFICE
JAMAICA, NY	7/15/2022	$4,000.00	1,440	WAREHOUSE
ATLANTA, GA	10/31/2028	$13,227.67	5,669	OFFICE
CHELSEA, MA	9/30/2022	$900.00	600	OFFICE
MIDDLETON, MA	7/31/2025	$10,620.75	5,202	OFFICE
SANTA FE SPRINGS, CA	10/15/2022	$108,410.96	110,791	WAREHOUSE/ OFFICE
CHARLOTTE, NC	6/302025	$3,896.06	1,889	OFFICE
ITASCA, IL	5/31/2026	$4,383.75	2,338	OFFICE
ROANOKE, VA	6/1/2022	$595.57	685	OFFICE

Our spaces are utilized for office and warehouse purposes, and it is our belief that the spaces are adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

Item 3. Legal Proceedings.

The Company is not involved in any disputes and does not have any significant litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded on the OTCQB tier of the OTC Markets under the trading symbol “UNQL.”

Authorized Capital

General

As of August 31, 2021, we have 603,246,759 shares of common stock issued and outstanding, 130,000 shares of Series A Preferred Stock and 820,800 shares Series B Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 800,000,000 shares of common stock, $0.001 par value per share.

Each share of common stock shall have one (1) vote per share for all purpose. Our common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stockholders are not entitled to cumulative voting for purposes of electing members to our board of directors.

Preferred Stock

The Company authorized to issue 5,000,000 shares of preferred stock, $0.001 par value per share.

Approximate Number of Equity Security Holders

As of August 31, 2021, there were approximately 72 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have never declared or paid any cash dividends on common stock and do not plan to pay any cash dividends on common stock in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended May 31, 2021, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K as listed below. Except where noted, all the securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Other than any sales that were already disclosed under a Current Report on Form 8-K or Quarterly Report on form 10-Q during the year ended May 31, 2021, there have been no sales of unregistered securities by the Company as of such date.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of May 31, 2021 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2020 Equity Incentive Plan	-	-	40,000,000

Total	-	-	40,000,000

Transfer Agent

We have appointed Action Stock Transfer Corporation (“AST”) as the transfer agent for our Common Stock. The principal office of AST is located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, and its telephone number is (801) 274-1088.

Item 6. Selected Financial Data.

Not Required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report on Form 10-K and other reports filed by Unique Logistics International, Inc. and its wholly owned subsidiaries, (together the “Company”, “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Annual Report on Form 10-K, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Business Overview

We are a global logistics and freight forwarding company. We operated via our wholly owned subsidiaries, Unique Logistics Holdings, Inc., a Delaware corporation (“UL HI”), Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and Unique Logistics International (NYC) LLC, a Delaware limited liability company (“UL NYC”).

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

Our range of services can be categorized as follows:

●	Air Freight services
●	Ocean Freight services
●	Customs Brokerage and Compliance services
●	Warehousing and Distribution services
●	Order Management

Results of Operations

Revenue

The Company’s recorded total revenue from operations for the year ended May 31, 2021, and for the period October 28, 2019 (inception) through May 31, 2020, in the amounts of $371.9 million and $1.1 million, respectively. This increase represents management’s success in combining the acquired entities, achievement of synergies, as well as significant increase in a number of customers, shipping volumes and the market prices, for both air and ocean freight services, during the year. Management is also projecting strong demand for international logistics services driven by a recovering US economy. The Company is in a strong position to deliver on its strategy, ensuring growth both organically and through acquisitions in strategic geographic areas of our business.

Costs and Operating Expenses

Costs and operating expenses were $368.4 million for the year ended May 31, 2021, compared with $1.5 million for the period October 28, 2019 (inception) through May 31, 2020. This increase in cost was attributable to a full year of operations with significant increase in volume. The Company maintained its historical gross margins for products and services and is anticipating to be able to maintain in the near term as it continues to grow its volume and customer base.

Other Income (Expense)

Other income (expense) is comprised of interest expense, gain on forgiveness of promissory notes and loss on extinguishment of convertible debt. During the year ended May 31, 2021, interest expense totaled approximately $1.8 million and was comprised of $121,000 for bank interest charges, $310,000 for loan interest and approximately $1.4 million for accretion of debt discount related to the Company’s convertible notes. The Company recorded loss on extinguishment of convertible note payable of approximately $1.1 million, In addition, during the year ended May 31, 2021, the Company was granted forgiveness of the Paycheck Protection Program loans under the CARES Act, (the “PPP Loan”) and recorded a gain on forgiveness of approximately $1.6 million.

Net Income (Loss)

Net income was $1.7 million for the year ended May 31, 2021, compared to a net loss of $409,000 for the period October 28, 2019 (inception) through May 31, 2020. The increase was primarily due to the period October 28, 2019 (inception) through May 31, 2020 were reflective of a newly formed business compared to full operations during the year ended May 31, 2021 when the Company’s management successfully combined the acquired entities, achieved synergies, and strategically grew new business during the year.

Adjusted EBITDA

We define adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, factoring fees, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Consolidated adjusted EBITDA for the year ended May 31, 2021 increased by approximately $9.3 million compared to the period October 28, 2019 (inception) through May 31, 2020.

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

Following is the reconciliation of our consolidated net income to adjusted EBITDA:

	For the Year Ended May 31, 2021	For the Period October 28, 2019 (Inception) through May 31, 2020
Net income (loss)	$1,725,497	$(408,510)

Add Back:
Income tax expense	519,869	-
Depreciation and amortization	765,532	-
Stock-based compensation	91,666	-
Gain on forgiveness of promissory notes	1,147,856	-
Loss on extinguishment of convertible notes	(1,646,062)	-
Factoring fees	4,471,540	-
Interest expense (including accretion of debt discount)	1,781,828	-

Adjusted EBITDA	$8,857,726	$(408,510)

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. As a consequence of acquisition financing at inception, the Company experienced negative working capital and adverse cash flows from operations. As of May 31, 2021, the Company had cash of approximately $253,000, negative working capital of approximately $3.5 million and cash used in operations of approximately $162,000. This was a significant improvement from May 31, 2020, when its negative working capital was approximately $10.7 million.

The Company has financed its first year of operations primarily through the sale of convertible notes, PPP loans, promissory notes, and cash advances received from factoring arrangements. The negative working capital resulted primarily from increases to short term liabilities, such as trade accounts payable, PPP loans received, operating lease liability and current portion of a long-term debt incurred by the company during the acquisition. During its latest fiscal year, the Company paid down most of the acquisition related debt, received forgiveness of PPP loans and reached an agreement to exchange most of its convertible debt into common stocks. In addition, on August 4, 2021 the parties to the TBK Agreement entered into an agreement to increase the Company’s credit facility from $30 million to $40 million during the period August 4, 2021, through and including December 2, 2021.

The Company expects to turn its operating capital positive early in the upcoming fiscal year as we continue to invest in our network, products, customer development, sales and marketing activities. Management is fully aware that the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses, increased cash flow from ongoing operations the collection of outstanding receivables and the restructuring of the current debt burden. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds, if necessary, there can be no assurances to that effect. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations. Based on the above analysis and business performance of the Company subsequent to the balance sheet date, management has concluded that the Company’s cash and operating capital as of May 31, 2021, would be sufficient to continue as a going concern for at least one year from the date these consolidated financial statements are available for issuance.

The following table summarizes total current assets, liabilities and working capital at May 31, 2021 compared to May 31, 2020:

	May 31, 2021	May 31, 2020	Change
Current Assets	$52,400,799	$15,181,076	$37,219,723
Current Liabilities	$55,929,942	$25,834,209	$30,095,733
Working Capital Deficit	$(3,529,143)	$(10,653,133)	$7,123,990

The change in working capital deficit is primarily attributable to an increase in trade accounts receivable of $12,437,437, an increase of contract asset of $18,586,306, an increase in factoring reserve of $6,622,941, an increase in prepaid expenses of $669,787, a decrease in accrued expenses and other current liabilities of $1,2365,301 and a decrease of $5,983,000 in the current portion of long-term debt due to related parties. These amounts were offset by a decrease in cash of $1,096,748, an increase in accounts payable – trade of $29,401,066, an increase in accrued freight of $6,926,050, an increase in the current portion of operating lease liabilities of $178,193 and an increase in the current portion of notes payable of $808,725.

	Year Ended May 31, 2021	For the Period October 28, 2019 (Inception) through May 31, 2020	Change
Net cash (used in) provided by operating activities	$(161,906)	$1,562,052	$(1,723,958
Net cash used in investing activities	$(51,489)	$(212,689)	$161,200
Net cash used in financing activities	$(883,353)	$-	$(883,353)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,096,748)	$1,349,363	$(2,446,111)

Operating activities used cash of $161,906 for the year ended May 31, 2021 compared to net cash provided by operations of $1,562,052 for the period October 28, 2019 (inception) through May 31, 2020. Primary reason for cash used for the year ended May 31, 2021, was a significant increase in accounts receivables, reflecting extended credit terms, specifically as it relates to charter operations, where prepayments have to be made in advance of the upcoming flights. This cash outlays were balanced by a corresponding increase in accounts payable, reflecting company’s ability to finance operations through extended credit with diverse network of suppliers, partners and shipping companies.

Investing activities used cash of $51,489 for the year ended May 31, 2021 compared to $212,689 for the period October 28, 2019 (inception) through May 31, 2020. During the year ended May 31, 2021, investing activities consisted of purchasing computer equipment. During the period October 28, 2019 (inception) through May 31, 2020, investing activities consisted of net cash of $212,689 acquired in the acquisition of a business.

Financing activities used cash of $883,353 for the year ended May 31, 2021 and were the result of receiving aggregate gross proceeds of $5,174,902 from promissory notes and convertible notes. These proceeds were offset by payments on notes payable and related party debt of $858,330 and $5,149,925, respectively. In addition, the Company paid debt issuance costs of $50,000 in relation to the issuance of convertible notes.

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

In August 2020, the FASB issued ASU 2020-06- Debt- ”Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

For the year ended May 31, 2021 and the period from October 28, 2019 (inception) through May 31, 2020, the Company conducted its annual review of impairment of goodwill and intangible assets and no impairment was identified.

Our significant accounting policies are summarized in Note 1 of our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The consolidated financials are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 9, 2020, our board of directors dismissed Marcum LLP (“Marcum”), as our independent registered public accountant and approved the engagement of Baker Tilly Virchow Krause, LLP, (“Baker Tilly”), as our new independent registered public accounting firm.

On April 26, 2021, Baker Tilly resigned as our independent registered public accounting firm. We had no disagreements with Baker Tilly in respect of accounting and financial disclosures.

Effective April 28, 2021, we re-engaged Marcum as our new independent registered public accounting firm.

Item 9A. Controls and Procedures.

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

Evaluation of disclosure and controls and procedures

As of May 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of May 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

The Company’s principal executive officers have assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2021. In making this assessment, the Company’s principal executive officers were guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Update). The Company’s principal executive officers have concluded that based on their assessment, as of May 31, 2021, that our internal control over financial reporting were not effective and require remediation in order to be effective at the reasonable assurance level. Prior to the business combination, we have been a private company with limited accounting personnel and other resources necessary for effective internal controls over financial reporting. In addition, our auditors identified material weaknesses in our internal control over financial reporting during the audit of the fiscal year ended May 31, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design and maintain an effective control environment commensurate with our financial reporting requirements, including (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience. Management’s general assessment of the above processes in light of the company’s size, maturity and complexity, as to the design and effectiveness of the internal controls over financial reporting is that the key controls and procedures in each of these processes provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the fiscal year ended May 31, 2021, we actively addressed and remediated a number of previously identified material weaknesses in internal controls over financial reporting, we significantly improved our accounting processes, documentation, introduced new accounting policies and procedures, upgraded our accounting personnel and provided our employees with necessary tools and resources, but because we have not completed a full risk assessment of the internal controls over financial reporting at the activity level, including extensive process documentation and testing, we are not able to conclude that our internal controls over financial reporting are operating effectively and efficiently at this time. The Company’s principal executive officers and the board are fully committed to achieving full compliance by the end of the fiscal year ending May 31, 2022.

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

Item 9B. Other Information.

No event occurred during the fourth quarter of the fiscal year ended May 31, 2021 or subsequent period that would have required disclosure in a report on Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth, as of the date hereof, the names and ages of our executive officers and directors, and their respective positions and offices held.

Name	Age	Position
Sunandan Ray	63	Chief Executive Officer, Director
David Briones	45	Director
Patrick Lee	44	Director
Eli Kay	54	Chief Financial Officer

Sunandan Ray, 63, Chief Executive Officer

Sunandan Ray has close to 30 years of experience in the logistics industry. He established and currently manages over 15 of ULHL’s offices in the US and India with over $400 million in revenue. Prior to his partnership with ULHL, Sunandan established and managed operating companies on behalf of MSAS Cargo International (now part of DHL/ Deutsche Post) in USA, India, Sri Lanka, Bangladesh, Mauritius and Turkey from 1989 to 1997. Sunandan successfully negotiated with MSAS Cargo, a management buyout of the companies under his management and after building the group over 10 years into a US $50 million enterprise, it was bought by French transportation company, Group Bollore. From 1992 through 1996, Sunandan built and sold to a strategic investor a group of software companies, Sunrise Group, which had over US$ 10 million in revenue at the time of sale.

Sunandan is a qualified Chartered Accountant (London, UK) who worked for 10 years with Price Waterhouse (now PWC) in London, UK, The Hague, Netherlands and New York, NY from 1979 to 1989. He also holds a Masters in Science (Technology) in Computer Science from the Birla Institute of Technology & Science, in Pilani, India.

Eli Kay, 54, Chief Financial Officer

Eli Kay combines over 25 years of experience in finance and accounting. Mr. Kay joined Unique Logistics International Inc. in February 2021 as an Assistant Chief Financial Officer. Eli Kay was appointed Chief Financial Officer of the Company on April 22, 2021. He is responsible for all aspects of financial management of the company, including required SEC reporting and compliance. Prior to joining Unique, from October 2019 to November 2020, Eli served as a CFO for Transit Wireless LLC, an exclusive provider of wireless infrastructure in the New York City Subway. Prior to that, from December 2016 to October 2019, he served as a CFO at JFKIAT, a joint venture between Delta Airlines and Royal Schiphol Group created with purpose of building and managing Terminal 4 at JF Kennedy International Airport. His previous experiences included oversight of complex private and municipal budgets serving as CFO and Treasurer for San Mateo County Transit District (commuter rail, highway, and bus system) from January 2016 to December 2016 as well as a private equity CFO for the Chicago Skyway and the Indiana Toll Road Concession Companies (privately operated toll road infrastructure) in Chicago, IL, from November 2013 to January 2016. Prior to that Mr. Kay held various senior management positions in finance and accounting with several publicly traded companies from 2006 to 2013. Mr. Kay began his career in public accounting in 1997, working primarily with PricewaterhouseCoopers LLP.

David Briones, 45, Director

Mr. Briones is the founder and managing member of Brio Financial Group since its inception in October 2010, with over nineteen years of public accounting and executive level experience. He consults with various public companies in financial reporting, internal control development and evaluation, budgeting and forecasting. Since March 2019, Mr. Briones has also been the Chief Financial Officer of Hoth Therapeutics, Inc. (NASDAQ: HOTH), a biopharmaceutical company. From August 2013 to January 2020, Mr. Briones was the Chief Financial Officer for Petro River Oil Corp., an independent energy company focused on the exploration and development of conventional oil and gas assets. From October 2017 to May 2018 Mr. Briones was the Chief Financial Officer of Bitzumi, Inc., a Bitcoin exchange and marketplace.

Patrick Lee, 44, Director

Lee, Patrick Man Bun, combines over 15 years of experience in freight forwarding/warehousing senior management. Previously, he had been involved in two global companies in the logistics industry, holding positions including Management Trainee, Business Development Coordinator, and Logistics Operations Coordinator. From 2005 through 2012, Patrick was the Business Development Director for Unique Logistics Holdings Limited, a freight forwarding company based in Hong Kong. From 2012 to 2017, Patrick served Unique Logistics Holdings Limited in his capacity as Executive Vice President. Patrick has taken up the position of Group COO since 2017 and has become a Board Member. He has Bachelor of Commerce from University of British Columbia (Canada), and an MSc Supply Chain Management from Cranfield University (England).

Committees

We currently do not have any committees in place, but anticipate establishing an audit committee, compensation committee and governance and nominating committee in the near future.

Independent Directors

For purposes of determining independence, the Company has adopted the definition of independence as contained in NASDAQ Market Place Rules 4200. Pursuant to the definition, the Company has determined that one of its directors, David Briones, currently qualifies as independent.

Employment Agreements

On May 29, 2020, Unique Logistics and Sunandan Ray, Company’s CEO, entered into the Ray Employment Agreement pursuant to which Mr. Ray has been employed by Unique Logistics to serve as President and Chief Executive Officer. The Ray Employment Agreement has an initial term of three years, and automatically renews for successive consecutive one-year period terms, unless either party provides notice to the other party not more than 270 days and not less than 180 days before the end of the then existing term. Mr. Ray will receive a base salary of $250,000 per year with annual increases at the rate of 3% with such increases applied on January 1 of each year. The Ray Employment Agreement includes a performance-based bonus of up to 125% of the base salary upon Unique Logistics achieving certain performance targets as defined in the Ray Employment Agreement. The Ray Employment Agreement also provides for employment benefits and reimbursement provisions that are typical of such agreements.

On August 11, 2021, the Company and Mr. Kay, Company’s CFO, entered into an Employment Agreement which will continue until it is otherwise terminated pursuant to terms therein. Under the Agreement, Mr. Kay will be paid an annual salary of $180,000, subject to annual review and adjustment. Mr. Kay is also entitled to receive certain benefits such as health insurance, vacation, and other benefits consistent with the Company’s benefit plans extended to other executive employees of the Company. In addition, for the fiscal year ended May 31, 2021, and in each subsequent fiscal year, Mr. Kay will be eligible to receive an annual bonus at the discretion of the board of directors of the Company.

Family Relationships

There are no family relationships amongst our officers and directors.

Code of Ethics

The Company is currently in the process of adopting a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the Company’s knowledge, based solely on a review of reports furnished to it, for the year ended May 31, 2021, all of the Company’s officers, directors and ten percent holders have made the required filings with the exception of David Briones whose form 3 was not filed timely.

Legal Proceedings

During the past ten years, none of our current directors or executive officers has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

●	subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our Common Stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

Item 11. Executive Compensation.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended May 31, 2021 and 2020. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	D	All Other Compensation ($)	Totals ($)
Sunandan Ray, Chief Executive Officer(1)	2021	225,000	316,000	-	-	-	-	-	-
	2020	225,000	65,000	-	-	-	-	-	-
Eli Kay, Chief Financial Officer(2)	2021	60,000	9,000	-	-	-	-	-	-

1.	Mr. Ray became the Company’s Chief Executive Officer and director on October 28, 2019. Prior to that date, Mr. Ray was the minority owner and Chief Executive Officer of UL NYC and wages reflected in the table represent compensation for his services in such capacity.
2.	Mr. Kay joined the company on February 9, 2021. He became Chief Financial Officer on April 22, 2021. Prior to that he served the Company in his capacity as Assistant Chief Financial Officer from February 9, 2021, to April 22, 2021.

Outstanding Equity Awards at Fiscal Year-end

As of May 31, 2021 and May 31, 2020, there were no outstanding stock options or restricted stock units. During the years ended March 31, 2021 and May 31, 2020, we did not grant any restricted stock units or stock options but granted restricted stock to directors, officers, and others who provided services to our company.

Director Compensation

Currently, the Company does not pay its board members for their service to the Board but, it may do so in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 31, 2021, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned. The address of our directors and officers is c/o Unique Logistics Holdings, Inc. at 154-09 146th Ave, Jamaica, NY 11434.

Name and Address of Beneficial Owner(1)	Outstanding Common Stock (2)	Percentage of Ownership of Common Stock (3)
5% Beneficial Shareholders		%

Great Eagle Freight Limited (6)	-	24.6%

5% Beneficial Shareholders as a Group

Officers and Directors
Sunandan Ray (4)	322,086,324	64.9%
David Briones (5)	-	25.3%
Patrick Lee (7)	-	* %
Eli Kay	-	* %

Officers and Directors as a Group (3 persons)		90.2%

*Denotes less than 1%

(1) Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2) The shares in the table have been listed in accordance with 13-G filings made by the individual investors.

(3) The percentages in the table have been calculated based on treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

(4) Mr. Sunandan Ray owns 322,086,324 shares of the Company’s common stock. In addition, Mr. Ray owns 667,738 shares of Series B Preferred Stock which convert at a rate of 6,646.47 shares of common stock for every 1 share of Series B Preferred Stock. The Company is limited to 800,000,000 authorized shares of common stock. The Beneficial ownership percentage only considers the common shares that can be converted up to the authorized number of common shares.

(5) Mr. David Briones owns 0 shares of the Company’s common stock. In addition, Mr. Briones owns 20,000 shares of Series A Preferred Stock which convert at a rate of 6,646.47 shares of common stock for every 1 share of Series A Preferred Stock. The Company is limited to 800,000,000 authorized shares of common stock. The Beneficial ownership percentage only considers the common shares that can be converted up to the authorized number of common shares.

(6) Great Freight Limited beneficially owns 0 shares of the Company’s common stock. In addition, Great Freight Limited beneficially owns 153,062 shares of Series B Preferred Stock owned by Great Eagle Freight Limited which convert at a rate of 6,646.47 shares of common stock for every 1 share of Series B Preferred Stock. The Company is limited to 800,000,000 authorized shares of common stock. The Beneficial ownership percentage only considers the common shares that can be converted up to the authorized number of common shares.

(7) Mr. Patrick Lee beneficially owns 0 shares of the Company’s common stock. In addition, Mr. Lee beneficially owns 6% of the 153,062 shares of Series B Preferred Stock owned by Great Eagle Freight Limited which convert at a rate of 6,646.47 shares of common stock for every 1 share of Series B Preferred Stock. The Company is limited to 800,000,000 authorized shares of common stock. The Beneficial ownership percentage only considers the common shares that can be converted up to the authorized number of common shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Great Freight Eagle Limited

On May 29, 2020, in connection with the Management Buyout Transaction, Unique entered into a the Consulting Services Agreement with Great Eagle Freight Limited, a Hong Kong company (“Great Eagle”).The Consulting Services Agreement has a term of three (3) years, and provides that Great Eagle shall provide Unique with agents management services, accounting and financial controls support, Cargo Wise support, IT support, and support, troubleshooting, and liaison services related to the management of agents affiliates of Unique (collectively the “Consulting Services”). Pursuant to the Consulting Services Agreement, Unique shall pay Great Eagle $500,000 per year with quarterly installments of $125,000 as consideration for the Consulting Services. The fees paid for these services were $250,000 for the year ended May 31, 2021, and none for the Period October 28, 2019 (Inception) through May 31, 2020. The Consulting Services Agreement also provides that Great Eagle may provide certain business introductory services (the “Additional Services”) to Unique for the first year of the Consulting Services Agreement. The Consulting Services Agreement provides that Unique shall pay to Great Eagle additional fees of $5 per House Bill of Lading or House Air Waybill for new business introduced by Great Eagle, and for a period of twenty-four (24 months) and a commission of 7% of the net profit, as defined therein, on business with specific customers of the Unique Charlotte office as provided therein. Patrick Lee, a Director of the Company, is an officer and director and partial owner of Great Eagle. The total amount, recognized as cost of sales, incurred in relation to the Additional Services during the year ended May 31, 2021, was approximately $250,000.

On February 19, 2021, the Company and UL HK agreed to reduce an existing $325,000 note assumed by the Company in the May 29, 2020 acquisition.

The Company utilizes a financial reporting firm owned and controlled by David Briones, a member of our Board of Directors. The service fees are $5,000 per month. Consulting fees for these services were $60,000 for the year ended May 31, 2021 and none for the Period October 28, 2019 (Inception) through May 31, 2020.

Revenue from related party transactions is for export services from the companies affiliated with the common shareholder (UL HK) or for delivery at place imports nominated by such related parties. Direct costs are services billed to the Company by the same affiliates for shipping activities. For the year ended May 31, 2021, the Company recognized $2,355,214 of revenue from these transactions and incurred $54,898,109 of total direct costs.

Other than the aforementioned, none of our officers, directors, proposed director nominees, beneficial owners of more than 10% of our shares of common stock, or any relative or spouse of any of the foregoing persons, or any relative of such spouse who has the same house as such person or who is a director or officer of any parent or subsidiary of our Company, has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party. In the event a related party transaction is proposed, such transaction will be presented to our board of directors for consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

Item 14. Principal Accountant Fees and Services.

Audit Fees: Audit fees incurred were $304,000 for the annual audit of the Company’s financial statements for the year ended May 31, 2021 included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings. Audit fees were $180,000 for the annual audit of the Company’s financial statements for the Period October 28, 2019 (Inception) through May 31, 2020

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for fiscal 2021 and 2020.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. There were no tax fees paid to principal accountant during the fiscal years ended May 31, 2021, and 2020.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

a. Exhibits

(a)	Exhibits.

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated October 8, 2020	8-K	2.1	10/13/2020
3.1	Certificate of Designation of Series A Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.1	10/13/2020
3.2	Certificate of Designation of Series B Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.2	10/13/2020
3.3	Amended and Restated Articles of Incorporation	8-K	3.1	01/14/2021
4.1	10% Convertible Promissory Note, dated October 8, 2020	8-K	4.1	10/13/2020
4.2	Common Stock Purchase Warrant, dated October 8, 2020	8-K	4.2	10/13/2020
4.3	10% Convertible Promissory Note, dated October 14, 2020	8-K	4.2	10/19/2020
4.4	10% Convertible Promissory Note, dated October 14, 2020	8-K	4.3	10/19/2020
4.5	Common Stock Purchase Warrant, dated October 14, 2020	8-K	4.4	10/19/2020
4.6	Amended Number 1 to Promissory Note, dated November 12, 2020, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited				X
4.7	Form Convertible Note				X
4.8	10% Promissory Note, dated March 19, 2021	8-K	4.1	03/22/2021
4.9	Amended and Restated Promissory Note, dated April 7, 2021	8-K	4.1	04/09/2021
4.10	Description of Securities				X
10.1	Securities Purchase Agreement, dated October 8, 2020	8-K	10.1	10/13/2020
10.2	Registration Rights Agreement, dated October 8, 2020	8-K	10.2	10/13/2020
10.3	Employment Agreement with Sunandan Ray dated May 29, 2020	8-K	10.3	10/13/2020
10.4	General Release Agreement, dated October 8, 2020	8-K	10.4	10/13/2020
10.5	Split-Off Agreement, dated October 8, 2020	8-K	10.5	10/13/2020
10.6	Securities Purchase Agreement, dated October 14, 2020	8-K	10.1	10/19/2020
10.7	Amended Secured Accounts Receivable Facility, dated November 2, 2020, by and between Unique Logistics International (NYC) LLC and Corefund Capital, LLC	10-Q	10.7	02/05/2021
10.8	Form Purchase Agreement				X
10.9	Form Registration Rights Agreement				X
10.10	Form Security Agreement				X
10.11	Form Guaranty Agreement				X
10.12	Form Waiver				X
10.13	Employment Agreement with Eli Kay dated August 11, 2021	8-K	10.1	08/16/2021
16.1	Letter from Baker Tilly US, LLP, dated April 30, 2021	8-K	16.1	04/30/2021
21.1	List of Subsidiaries				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

b. Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 31, 2021	UNIQUE LOGISTICS INTERNATIONAL, INC.

	By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sunandan Ray	Director, Chief Executive Officer	August 31, 2021
Sunandan Ray	Principal Executive Officer

/s/ Eli Kay	Chief Financial Officer	August 31, 2021
Eli Kay	Principal Financial and Accounting Officer

/s/ David Briones	Director	August 31, 2021
David Briones

/s/ Patrick Lee	Director	August 31, 2021
Patrick Lee

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2021

Page(s)
Report of Independent Registered Public Accounting Firms	F-2 - F-3

Consolidated Balance Sheets as of May 31, 2021 and 2020	F-4

Consolidated Statements of Operations for the Year ended May 31, 2021 and for the Period October 28, 2020 (inception) through May 31, 2020	F-5

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Year ended May 31, 2021, and for the Period from October 28, 2020 (inception) through May 31, 2021	F-6

Consolidated Statements of Cash Flows for the Year ended May 31, 2021 and for the Period October 28, 2020 (inception) through May 31, 2020	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Unique Logistics International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Unique Logistics International, Inc. (the “Company”) as of May 31, 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp
Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY
August 31, 2021

Baker Tilly US, LLP
125 Baylis Rd, Ste 300
Melville, NY 11747-3800
United States of America
T: +1 (631) 752 7400
F: +1 (631) 752 1742
bakertilly.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of Unique Logistics Holdings, Inc. and Subsidiaries (the Company) as of May 31, 2020, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from inception, October 28, 2019 to May 31, 2020, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements presents fairly, in all material respects, the financial position of the Company as of May 31, 2020 and the results of their operations and their cash flows for the period from inception, October 28, 2019 to May 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

Emphasis of Matter - Adoption of New Accounting Principles

As discussed in Note 1 to the consolidated financial statements, upon inception, the Company adopted Accounting Standards Codification Topic 606 as required by Accounting Standards Update 2014-09, *Revenue From Contracts With Customers (Topic 606)* and its related amendments and Accounting Standards Codification Topic 842 as required by Accounting Standards Update 2016-02, *Leases (Topic 842)* and its related amendments. Our opinion is not modified with respect to this matter.

We served as the Company's auditor until 2020.

BAKER TILLY US, LLP

Melville, New York
January 21, 2021

Baker Tilly US, LLP, trading as Baker Tilly, is a member of the global network of Baker Tilly International Ltd., the members of which are separate and independent legal entities.

Page 1

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2021	May 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$252,615	$1,349,363
Accounts receivable – trade, net	20,369,747	7,932,310
Contract assets	23,423,314	4,837,008
Factoring reserve	7,593,665	970,724
Other prepaid expenses and current assets	761,458	91,671
Total current assets	52,400,799	15,181,076

Property and equipment – net	192,092	198,988

Other long-term assets:
Goodwill	4,463,129	4,773,584
Intangible assets – net	8,044,853	8,752,000
Operating lease right-of-use assets – net	3,797,527	4,770,280
Deposits and other assets	555,362	292,404
Other long-term assets	16,860,871	18,588,268
Total assets	$69,453,762	$33,968,332

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable – trade	$38,992,846	$9,591,780
Accrued expenses and other current liabilities	2,383,915	3,619,216
Accrued freight	10,403,430	3,477,380
Current portion of notes payable – net of discount	2,285,367	1,476,642
Current portion of long-term debt due to related parties	397,975	6,380,975
Current portion of operating lease liability	1,466,409	1,288,216
Total current liabilities	55,929,942	25,834,209

Other long-term liabilities	565,338	848,010
Long-term-debt due to related parties, net of current portion	715,948	193,328
Notes payable, net of current portion – net of discount	3,193,306	2,494,420
Operating lease liability, net of current portion	2,431,144	3,482,064
Total long-term liabilities	6,905,736	7,017,822

Total liabilities	62,835,678	32,852,031

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value: 5,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 130,000 issued and outstanding as of May 31, 2021 and 2020	130	130
Series B Convertible Preferred stock, $0.001 par value; 840,000 and 870,000 shares issued and outstanding as of May 31, 2021 and 2020, respectively	840	870
Common stock, $0.001 par value; 800,000,000 shares authorized; 393,742,663 and 0 shares issued and outstanding as of May 31, 2021 and 2020, respectively	393,743	-
Additional paid-in capital	4,906,384	1,523,811
Retained earnings (accumulated deficit)	1,316,987	(408,510)
Total Stockholders’ Equity	6,618,084	1,116,301
Total Liabilities and Stockholders’ Equity	$69,453,762	$33,968,332

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended May 31, 2021	For the Period October 28, 2019 (Inception) Through May 31, 2020
Revenues:
Airfreight services	$137,055,903	$169,924
Ocean freight and ocean services	196,041,832	730,944
Contract logistics	3,093,626	18,126
Customs brokerage and other services	35,695,911	151,330
Total revenues	371,887,272	1,070,324

Costs and operating expenses:
Airfreight services	130,564,578	158,223
Ocean freight and ocean services	179,759,763	628,542
Contract logistics	1,267,360	3,497
Customs brokerage and other services	33,766,727	157,800
Acquisition expenses	-	239,350
Salaries and related costs	9,184,390	60,776
Professional fees	1,350,369	180,000
Rent and occupancy	1,815,194	21,086
Selling and promotion	4,535,373	5,720
Depreciation and amortization	765,532	-
Fees on factoring agreements	4,471,540	-
Other	877,458	19,682
Total costs and operating expenses	368,358,284	1,474,676

Income (loss) from operations	3,528,988	(404,352)

Other income (expenses)
Interest	(1,781,828)	(4,158)
Gain on forgiveness of promissory notes	1,646,062	-
Loss on extinguishment of convertible note	(1,147,856)	-
Total other income (expenses)	(1,283,622)	(4,158)

Net income (loss) before income taxes	2,245,366	(408,510)

Income tax expense	519,869	-

Net income (loss)	$1,725,497	$(408,510)

Net income (loss) per common share
– basic	$-	$(0.04)
– diluted	$-	$(0.04)

Weighted average common shares outstanding
– basic	1,408,941,722	10,000,000
– diluted	10,030,364,061	10,000,000

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period October 28, 2019 (Inception) Through May 31, 2020 and the Year Ended May 31, 2021

	Series A		Series B				Additional	Retained Earnings
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, October 28, 2019 (inception)	-	$-	-	$-	-	$-	$-	$-	$-

Series A Preferred Stock	130,000	130	-	-	-	-	-	-	130

Series B Preferred Stock	-	-	870,000	870	-	-	-	-	870

Rollover equity at acquisition	-	-	-	-	-	-	1,523,811	-	1,523,811

Net loss	-	-	-	-	-	-	-	(408,510)	(408,510)

Balance, May 31, 2020	130,000	$130	870,000	$870	-	$-	$1,523,811	$(408,510)	$1,116,301

Issuance of Common Stock for services rendered	-	-	-	-	28,291,180	28,291	63,375	-	91,666

Conversion of Series B Preferred Stock to Common Stock	-	-	(30,000)	(30)	196,394,100	196,394	(196,364)	-	-

Recapitalization upon acquisition – net	-	-	-	-	133,601,511	133,602	(179,340)	-	(45,738)

Warrants issued with convertible notes	-	-	-	-	-	-	1,126,497	-	1,126,497

Beneficial conversion feature of convertible notes	-	-	-	-	-	-	2,540,169	-	2,540,169

Issuance of common stock for the conversion of notes and accrued interest	-	-	-	-	35,455,872	35,456	28,236	-	63,692

Net income	-	-	-	-	-	-	-	1,725,497	1,725,497

Balance, May 31, 2021	130,000	$130	840,000	$840	393,742,663	$393,743	$4,906,384	$1,316,987	$6,618,084

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31, 2021	For the Period October 28, 2019 (inception) Through May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,725,497	$(408,510)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	765,532
Amortization of debt discount	1,350,389	-
Share-based compensation	91,666	-
Amortization of right of use assets	1,195,995	-
Loss on extinguishment of notes payable	1,147,856	-
Gain on forgiveness of notes payable	(1,646,062)	-
Bad debt expense	240,000	-
Change in deferred tax asset	(264,000)	-
Accretion of consulting agreement	(282,672)	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(12,677,437)	2,046,885
Contract assets	(18,586,306)	-
Factoring reserve	(6,622,941)	-
Prepaid expenses and other current assets	(669,787)	-
Deposits and other assets	1,042	(648,996)
Accounts payable - trade	29,465,943	(192,416)
Accrued expenses and other current liabilities	(1,226,702)	765,089
Accrued freight	6,926,050	-
Operating lease liability	(1,095,969)	-
Net Cash (Used in) Provided by Operating Activities	(161,906)	1,562,052
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business – net of cash acquired	-	(212,689)
Purchase of property and equipment	(51,489)	-
Net Cash Used in Investing Activities	(51,489)	(212,689)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	5,174,902	-
Repayments of notes payable	(858,330)	-
Repayments of long-term debt due to related parties	(5,149,925)	-
Cash paid for debt issuance costs	(50,000)	-
Net Cash Used in Financing Activities	(883,353)	-
Net change in cash and cash equivalents	(1,096,748)	1,349,363
Cash and cash equivalents - Beginning of Period	1,349,363	-
Cash and cash equivalents - End of Period	$252,615	$1,349,363
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$527,583	$-
Interest	$66,717	$-
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease asset and liability additions	$223,242	$4.770,280
Non-cash note forgiveness due to UL HK	$310,452	$-
Fair value of warrants issued with convertible notes	$1,126,497	$-
Beneficial conversion feature of convertible notes	$2,540,169	$-
Issuance of Common Stock - Conversions and Awards	$393,743	$-
Non-cash consideration paid in business combination	$-	$11,102,022

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2021

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Unique Logistics International, Inc. (the “Company” or “Unique”) (formerly Innocap, Inc.) is a global logistics and freight forwarding company. The Company currently operates via its wholly owned subsidiaries, Unique Logistics International (NYC), LLC, a Delaware limited liability company (“UL NYC”), Unique Logistics International (ATL) LLC, a Georgia limited liability company (“UL ATL”), and Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and (collectively the “UL US Entities”). The Company provides a range of international logistics services that enable its customers to outsource sections of their supply chain process. This range of services can be categorized as follows:

●	Air Freight services
●	Ocean Freight services
●	Customs Brokerage and Compliance services
●	Warehousing and Distribution services
●	Order Management

On May 29, 2020, Unique Logistics Holdings, Inc., a privately held Delaware corporation incorporated on October 28, 2019 (date of inception) headquartered in New York (“ULHI”), entered into a Securities Purchase Agreement with Unique Logistics Holdings Ltd, (“UL HK”), a Hong Kong company, (the “UL HK Transaction”). From inception, October 28, 2019 to May 29, 2020, ULHI was inactive. See “Acquisitions” in Note 2 below. The activity on the consolidated statements of operations is that of ULH for the period May 29, 2020 through May 31, 2020.

On October 8, 2020, Unique Logistics Holdings, Inc., Innocap, Inc., and Inno Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Innocap Inc. (“Merger Sub”), entered into an Acquisition Agreement and Plan of Merger pursuant to which the Merger Sub was merged with and into ULHI, with ULHI surviving as a wholly owned subsidiary of Innocap, Inc. (the “Merger”). The transaction took place on October 8,2020 (the “Closing”). Innocap, Inc. was incorporated under the laws of the State of Nevada on January 23, 2004. (See “Acquisitions” in Note 2)

Effective January 11, 2021, the Company amended and restated its articles of incorporation with the office of the Secretary of State of Nevada to, among other things, change the Company’s name to Unique Logistics International, Inc. and increase the number of shares of common stock that the Company is authorized to issue from 500,000,000 shares to 800,000,000 shares.

On January 13, 2021, the Company received notice from the Financial Industry Regulation Authority (“FINRA”) that the above name change had been approved and took effect at the opening of trading on January 14, 2021. In connection with the name change, the Company changed its ticker symbol from “INNO” to “UNQL”.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued.

As a consequence of acquisition financing at inception, the Company experienced negative working capital and adverse cash flows from operations. As of May 31, 2021, the Company had cash of approximately $253,000, negative working capital of approximately $3.5 million and cash used in operations of approximately $162,000. This was a significant improvement from May 31, 2020, when its negative working capital was approximately $10.7 million.

In response to our liquidity needs and to continue execution of our strategic plan. During the year ended May 31, 2021, the Company paid down most of its acquisition related debt (see Note 8), received forgiveness for PPP loans (Note 7) and signed an Exchange Agreement to exchange its Convertible debt into common stocks (Note 13). In addition, as disclosed in Note 13, Subsequent Events, on August 4, 2021 the parties to the TBK Agreement entered into an agreement to increase the Company’s credit facility from $30 million to $40 million during the period August 4, 2021, through and including December 2, 2021, with all other terms of the original TBK Agreement remaining unchanged.

While we continue to execute our strategic plan, we will be tightly managing our cash and monitoring our liquidity position. We have implemented a number of initiatives to conserve our liquidity position including activities such as raising additional capital, increasing credit facilities, reducing cost of debt, controlling general and administrative expenditures, reducing discretionary spending and improving cash collection processes. Many of the aspects of the plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful which could have a material adverse effect on our operating results, financial condition and liquidity. Based on our evaluation and business performance of the Company subsequent to the balance sheet date, management has concluded that the Company’s cash and operating capital as of May 31, 2021, would be sufficient to continue as a going concern for at least one year from the date these consolidated financial statements are issued.

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

The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The extent of the impact of COVID-19 on our operational and financial performance will depend on the effect on our shippers and carriers, all of which are uncertain and cannot be predicted. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results. The Company has experienced increased air and ocean freight rates due to overall cargo restraints imposed by shippers and carriers and is in a position to pass these cost increases directly to the customers without significantly effecting its margins.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries stated in U.S. dollars, the Company’s functional currency. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

For acquisitions that involve contingent consideration, the Company records a liability equal to the fair value of the contingent consideration obligation as of the acquisition date. The Company determines the acquisition date fair value of the contingent consideration based on the likelihood of paying the additional consideration. The fair value is generally estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the fair value of the contingent consideration liability is recognized in the consolidated statements of operations.

During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include determinations of the useful lives and expected future cash flows of long-lived assets, including intangibles, valuation of assets and liabilities acquired in business combinations, estimates of valuation assumptions for long-lived assets impairment, estimates and assumptions in valuation of debt and equity instruments and the calculation of share-based compensation. In addition, the Company makes significant judgments to recognize revenue – see policy note “Revenue Recognition” below.

Fair Value Measurement

The Company follows the authoritative guidance that establishes a formal framework for measuring fair values of assets and liabilities in the consolidated financial statements that are already required by generally accepted accounting principles to be measured at fair value. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The transaction is based on a hypothetical transaction in the principal or most advantageous market considered from the perspective of the market participant that holds the asset or owes the liability.

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, current portion of long-term debt due to related party payables, convertible notes, net and current portion of promissory loans approximate fair value due to their short-term nature as of May 31, 2021 and 2020. The carrying amount of the debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had no Level 3 assets or liabilities as of May 31, 2021 and 2020. There were no transfers between levels during the reporting period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. No loss had been experienced, and management believes it is not exposed to any significant risk on credit.

Accounts Receivable – Trade

Accounts receivable - trade from revenue transactions are based on invoiced prices which the Company expects to collect. In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company generally does not require collateral to support customer receivables. Accounts receivable - trade, as shown on the consolidated balance sheets, is net of allowances when applicable. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, net of allowance for doubtful accounts. As of May 31, 2021 and 2020, the Company recorded an allowance for doubtful accounts of approximately $240,000 and $0, respectively.

Concentrations

Two customers represented approximately 25% of accounts receivable as of May 31, 2021. No customer represented greater than 10% of accounts receivable as of May 31, 2020. Two customers accounted for 24.6% and 18.9% of revenue, respectively, for the year ended May 31, 2021. Same two customers accounted for 28.4% and 20.8% of revenue, respectively, for the period October 28, 2019 (inception) through May 31, 2020.

Off Balance Sheet Arrangements

The Company has an agreement with an unrelated third party (the “Factor”) for factoring of specific accounts receivable. The factoring is treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflect the face value of the account less a fee, which is presented in costs and operating expenses on the Company’s consolidated statements of operations in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in the consolidated balance sheets. The Company reports the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s consolidated statements of cash flows. The net principal balance of trade accounts receivable outstanding in the books of the factor under the factoring agreement was approximately $31,750,000 and $3,900,000 as of May 31, 2021 and 2020, respectively. (See Note 11).

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

During the years ended May 31, 2021 and 2020 the Company factored accounts receivable invoices totaling approximately $233,896,000 and $4,785,000, respectively, pursuant to the Company’s factoring agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred expenses totaling approximately $4,472,000 pursuant to the agreements for the year ended May 31, 2021 and none for the year ended May 31, 2020, which is presented in costs and operating expenses on the consolidated statement of operations.

Factoring Reserve

When an invoice is sold to Factor, the amount received from the Factor is credited to accounts receivable – trade and a reserve is retained, less a fee, by Factor which is debited to “factoring reserve” on the consolidated balance sheets.

Factor Recovery

In certain instances, the Company receives payment for a factored reserve directly from the customer. In these cases, until the funds are paid to the factor, the Company records the payment as “factor recovery” which is in accrued expenses and other current liabilities on the consolidated balance sheets.

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

Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period. The Company did not record any impairment for the year ended May 21, 2021 and for the period from October 28, 2019 (inception), through May 31, 2020.

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

For the year ended May 31, 2021 and the period from October 28, 2019 (inception) through May 31, 2020, the Company conducted its annual review of impairment of goodwill and intangible assets and no impairment was identified.

Impairment of Long-Lived Assets

Long-lived assets are comprised of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of FASB ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The Company did not record any impairment for the year ended May 31, 2021 and the period from October 28, 2019 (inception) through May 31, 2020, as there were no triggering events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable.

Income Taxes

The Company files a consolidated income tax return for federal and most state purposes.

Management has determined that there are no uncertain tax positions that would require recognition in the consolidated financial statements. If the Company were to incur an income tax liability in the future, interest and penalties on any income tax liability would be reported as interest expense. Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based on ongoing analysis of tax laws, regulations, and interpretations thereof as well as other factors. Generally, federal, state, and local authorities may examine the Company’s tax returns for three to four years from the filing date and the current and prior three to four years remain subject to examination as of December 31, 2020 for the UL US Entities, January 31, 2020 for the Company and May 31, 2020 for UL HI.

The Company uses the assets and liability method of accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax basis. As of May 31, 2021 and 2020, the Company recognized a deferred tax asset of $264,000 and $0, respectively, which is included in deposits and other assets on the consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset. No valuation allowance was recorded at May 31, 2021.

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

Revenue Recognition

During the period ended May 31, 2020, the Company adopted ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for services. The Company recognizes revenue upon meeting each performance obligation based on the allocated amount of the total consideration of the contract to each specific performance obligation.

To determine revenue recognition, the Company applies the following five steps:

1.	Identify the contract(s) with a customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue as or when the performance obligation is satisfied.

Revenue is recognized as follows:

i.	Freight income - export sales

Freight income from the provision of air, ocean, and land freight forwarding services are recognized over time based on a relative transit time basis thru the sail or departure from origin port. The Company is the principal in these transactions and recognizes revenue on a gross basis.

ii.	Freight income - import sales

Freight income from the provision of air, ocean, and land freight forwarding services are recognized over time based on a relative transit time basis thru the delivery to the customer’s designated location. The Company is the principal in these transactions and recognizes revenue on a gross basis.

iii.	Customs brokerage and other service income

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

Revenue billed prior to realization is recorded as contract liabilities on the consolidated balance sheets and contract costs incurred prior to revenue recognition are recorded as contract assets on the consolidated balance sheets.

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

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received. There were no contract liabilities outstanding as of May 31, 2021 and 2020.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue by significant geographic area for the year ended May 31, 2021 based on origin of shipment (imports) or destination of shipment (exports):

	For the Year ended May 31, 2021	For the Period October 28, 2019 (inception) Through May 31, 2020
China, Hong Kong & Taiwan	$186,932,382	$-
South East Asia	104,475,697	-
United States	31,452,041	-
India Sub-continent	28,164,102	-
Other	20,863,050	1,070,324
Total revenue	$371,887,272	$1.070,324

Segment Reporting

Based on the guidance provided by ASC Topic 280, Segment Reporting, management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between its operations and the common nature of its products, services and customers.

Earnings per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB ASC. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding, including warrants exercisable for less than a penny, (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the consolidated statements of operations) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share.

For the Year Ended May 31, 2021
Numerator:
Net income	$1,725,497
Effect of dilutive securities	1,350,389

Diluted net income	$3,075,886

Denominator:
Weighted average common shares outstanding – basic	1,408,941,722

Dilutive securities (a):
Series A Preferred	1,316,157,000
Series B Preferred	5,499,034,800
Convertible notes	1,806,230,539

Weighted average common shares outstanding and assumed conversion – diluted	10,030,364,061

Basic net income per common share	$0.00

Diluted net income per common share	$0.00

(a) - Anti-dilutive securities excluded:	-

The Company did not have dilutive securities for the period October 28, 2019 (inception) through May 31, 2020.

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

During the period ended May 31, 2020, the Company adopted ASC 842 upon inception and recognized a right of use (“ROU”) asset and liability in the consolidated balance sheet in the amount of $4,770,280 related to the operating lease for office and warehouse space.

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

The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. All ROU assets and lease liabilities are recognized at the commencement date at the present value of lease payments over the lease term. ROU assets are adjusted for lease incentives and initial direct costs. The lease term includes renewal options exercisable at the Company’s sole discretion when the Company is reasonably certain to exercise that option. As the Company’s leases generally do not have an implicit rate, the Company uses an estimated incremental borrowing rate based on borrowing rates available to them at the commencement date to determine the present value. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from ROU assets and lease liabilities, to the extent not considered fixed, and instead expenses variable payments as incurred. Lease expense is recognized on a straight-line basis over the lease term and is included in rent and occupancy expenses in the consolidated statements of operations.

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

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the consolidated statements of operations.

For the year ended May 31, 2021, share-based compensation amounted to $91,666 for services provided. The Company did not record share-based compensation for the period October 28, 2019 (inception) through May 31, 2020.

Advertising and Marketing

All costs associated with advertising and marketing of the Company products are expensed during the period when the activities take place and are included in selling and promotion on the consolidated statements of operations.

Convertible Debt

The Company accounts for Convertible Debt based on the guidance in ASC 470, “Debt with Conversion and Other Options” (“ASC 470”). As such all convertible debt instruments that separated into debt and an equity component based on the beneficial conversion feature (“BCF”) amount determined on the in-the-money amount of the conversion option. BCF is recorded in additional paid -in – capital with corresponding discount on the debt liability amortized to interest expense over the life of the debt instrument. There is no subsequent remeasurement of the amount recorded in equity while discount is amortized in the same manner as nonconvertible debt. See Note 7, Financing Arrangements for Convertible Notes outstanding and the associated unamortized discounts

Sequencing Policy

Under ASC 815-40-35, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815”), the Company has adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

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

In August 2020, the FASB issued ASU 2020-06, Debt—”Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

2.	ACQUISITIONS

Reverse Merger

On October 8, 2020 (the “Closing Date”) Innocap, Inc., Inno Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Unique Logistics Holdings, Inc. (“UHLI”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into UHLI, with UHLI surviving as a wholly-owned subsidiary of Innocap, Inc. (the “Merger”). Innocap Inc. acquired, through a reverse triangular merger, all of the outstanding capital stock of ULHI in exchange for issuing ULHI’s shareholders (the “ULHI Shareholders”), pro-rata, an aggregate of 1,000,000 shares of preferred stock, with certain ULHI shareholders receiving 130,000 shares of Innocap Inc.’s Series A Preferred Stock par value $0.001 per share, and certain UHLI shareholders receiving of 870,000 shares of Innocap Inc.’s Series B Preferred Stock, par value $0.001 per share. Immediately after the Merger was consummated, and further to the Agreement, certain affiliates of Innocap Inc. cancelled a total of 45,606,489 shares of Innocap Inc.’s common stock, and 1,000,000 shares of Preferred Stock held by them (the “Cancellation”). In consideration of the Cancellation of such shares of Innocap Inc.’s common stock and preferred stock, ULHI agreed to assume certain liabilities of Innocap Inc. As a result of the Merger and the Cancellation, the ULHI Shareholders became the majority shareholders of Innocap Inc.

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

The Merger was accounted for as a reverse acquisition involving only the exchange of equity. ULHI is the accounting acquirer and Innocap Inc. is the legal acquirer. In order to account for the acquisition, management closed the books of the Innocap Inc. on the Closing Date, closed all equity accounts to additional paid in capital and merged the balance sheets as of the Closing Date. ULHI maintained its historical financial statements, only recasting the equity accounts to that of the Innocap Inc. All assets and liabilities of Innocap Inc. were spun off, except approximately $46,000 in liabilities as of the Closing Date assumed by Innocap Inc.

Because the transaction was between two operating companies, the consideration assumed by ULHI to effectuate the Merger, approximately 2% of fully diluted capital structure post-merger, was fair valued utilizing the market capitalization of Innocap Inc. immediately prior to the merger. The market capitalization prior to merger was approximately $1.2 million ($0.008 market price per share and 172,000,000 shares outstanding).

Innocap Inc. consolidated ULHI as of the closing date of the agreement, and the results of operations of Innocap Inc. include that of ULHI. The historical financial statements of Innocap Inc. before the Merger will be replaced with the historical financial statements of ULHI before the Merger in all future filings with the SEC.

On January 11, 2021, the Company amended and restated its articles of incorporation with the office of the Secretary of State of Nevada to change the Company’s name to Unique Logistics International, Inc.(the “Company” or “Unique”). See Note 1.

The following presents the pro-forma combined results of operations of Innocap Inc. with ULHI as if the entities were combined on June 1, 2019 and show activity for the year ended May 31, 2020.

For the year ended May 31, 2020 (pro-forma)
Revenues	$115,148,267
Net income (loss)	$(2,126,697)
Net income (loss) per share - basic	$(0.21)
Weighted average number of shares outstanding	10,000,000

The pro-forma results of operations are presented for information purposes only. The pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of June 1, 2019 or to project potential operating results as of any future date or for any future periods.

UL US Entities

On May 29, 2020 (“Acquisition Date”), ULHI entered into a Securities Purchase Agreement (SPA) with Unique Logistics Holdings Ltd, (“UL HK”), a Hong Kong company, (the “UL HK Transaction”), pursuant to which the Company purchased from UL HK (i) sixty percent (60%) of the membership interests of (“UL ATL Membership Interests”) of Unique Logistics International (ATL) LLC, a Georgia limited liability company (“UL ATL”); (ii) eighty percent (80%) of the common stock of Unique Logistics International (BOS) Inc., a Massachusetts corporation (“UL BOS”); and (iii) sixty-five percent (65%) of the Unique Logistics International (USA) Inc., a New York corporation (“UL NYC”), for the following consideration: (i) $6,000,000, to be paid in accordance with the following (a) $1,000,000 in cash; (b) $5,000,000 in the form of subordinated promissory note (zero percent interest rate and has a maturity of three years) issued in favor of UL HK and (c) 1,500,000 shares of common stock of the ULHI, representing 15% of common stock outstanding. In connection with the UL HK Transaction, the ULHI also entered into a Consulting Services Agreement for a term of three years with Great Eagle Freight Limited (“GEFL”), a wholly owned subsidiary of UL HK.

UL ATL, UL BOS, and UL NYC are collectively referred to as “UL US Entities”.

ULHI also entered into three separate securities purchase agreements with the minority interest holders of UL ATL (the, “UL ATL Transaction”), UL BOS (the “UL BOS Transaction”) and UL NYC (the “UL NYC Transaction”), respectively, whereby, together with the consummation of the UL HK Transaction, each such entity became a wholly-owned subsidiary of the ULHI.

In connection with the UL ATL Transaction, ULHI purchased from the minority shareholder, the remaining forty percent (40%) of the UL ATL Membership Interests, for the following consideration transferred: (i) US $2,819,000, which was paid in accordance with the following: (a) $994,000 in cash; and (b) $1,825,000 through subordinated, non-interest bearing, promissory note with a maturity of three years issued in favor of the minority shareholder. In connection with UL ATL Transaction, ULHI also entered into a non-compete, non-solicitation and non-disclosure agreement with the minority holder for $500,000 for a three-year period.

In connection with the UL BOS Transaction, ULHI purchased from the minority shareholder, the remaining twenty percent (20%) of the UL BOS Common Stock for a purchase price of up to $290,000 to be paid in accordance with the following: (a) $90,000 to be paid in monthly cash payments of $2,500 for a period of thirty-six (36) months (non-interest), and (b) assumption of up to $200,000 of debt owed to UL HK. In connection with the UL BOS Transaction, ULHI entered into an employment agreement with the minority shareholder (“UL BOS Employment Agreement”). The UL BOS Employment Agreement contains an initial term of three years, beginning on May 29, 2020 and ending May 29, 2023. Following the initial term, the UL BOS Employment Agreement may be terminated by either party on 60 days’ written notice.

In connection with the UL NYC Transaction, ULHI purchased from a minority shareholder, the remaining thirty-five (35%) of the UL NYC Common Stock for considerations to be paid in accordance with the following: (a) the issuance of 7,199,000 shares of the ULHI and (b) the execution of an Employment Agreement (“UL NYC Employment Agreement”). The UL NYC Agreement has an initial term of approximately three years, and automatically renews for successive consecutive one-year period terms, unless either party provides notice to the other party as provided in the UL NYC Employment Agreement.

In addition, ULHI paid $239,350 of closing costs for legal, accounting and other professional fees which were expensed during the period ended May 31, 2020.

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

The following summarizes the fair values of the assets acquired and liabilities assumed at the acquisition:

Assets:
Current assets	$16,571,270
Property and equipment	206,873
Security deposits	292,404
Other intangibles	8,752,000
Goodwill (1)	4,773,585
Total identified assets acquired	$30,596,132

Liabilities:
Current liabilities	$16,115,703
Consulting service contract liability	848,010
Long-term assumed liabilities	1,394,533
Total liabilities assumed	18,358,246

Total net assets assumed	$12,237,886

(1)	The goodwill acquired is primarily attributable to the workforce of the acquired business and significant synergies expected to arise after ULHI’s acquisition of UL US Entities. ULHI is assessing the amount of goodwill that will be deductible for income tax purposes. For the year ended May 31, 2021, the amount of goodwill deductible for income tax purposes was immaterial. The Company will continue to analyze the goodwill for deductibility over the 15-year life. See Note 4.

Other intangible assets and their amortization periods are as follows:

	Cost Basis	Useful Life
Tradenames/trademarks	$806,000	10 years
Customer relationships – ATL	5,605,000	15 years
Customer relationships – BOS	310,000	12 years
Customer relationships – NYC	1,718,000	14 years
Non-compete agreements	313,000	3 years
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

ULHI consolidated the UL US Entities as of the closing date of the agreement, and the results of operations of Unique include that of UL US Entities.

3.	Property and Equipment

Major classifications of property and equipment are summarized below as of May 31, 2021 and 2020.

	May 31, 2021	May 31, 2020

Furniture and fixtures	$84,085	$68,685
Computer equipment	108,479	78,743
Software	27,780	24,414
Leasehold improvements	27,146	27,146
	247,490	198,988
Less: accumulated depreciation	(55,398)	-
	$192,092	$198,988

Depreciation expense charged to income for the year ended May 31, 2021 amounted to $58,384. The Company did not incur depreciation expense for the period October 28, 2019 (inception) through May 31, 2020.

4.	GOODWILL

The carrying amount of goodwill was $4,463,129 and $4,773,584 at May 31, 2021 and 2020, respectively. On February 19, 2021, the Company and UL HK agreed to reduce an existing $325,000 note assumed by the Company in the May 29, 2020 acquisition (Note 2). The settlement amount of $310,452 was accounted for as a measurement period adjustment and resulted in a reduction to goodwill.

The Company conducted its annual review of impairment and no impairment in the carrying amount of goodwill was recognized during the year ended May 31, 2021 and for the period from October 28, 2019 (inception) through May 31, 2020.

5.	INTANGIBLE ASSETS

Intangible assets consist of the following at May 31, 2021 and 2020:

	May 31, 2021	May 31, 2020

Trade names / trademarks	$806,000	$806,000
Customer relationships	7,633,000	7,633,000
Non-compete agreements	313,000	313,000
	8,752,000	8,752,000
Less: Accumulated amortization	(707,147)	-
	$8,044,853	$8,752,000

Amortizable intangible assets, including tradenames and non-compete agreements, are amortized on a straight-line basis over 3 to 10 years. Customer relationships are amortized on a straight-line basis over 12 to 15 years. For the year ended May 31, 2021, amortization expense related to the intangible assets was $707,147. For the period from October 28, 2019 (inception) through May 31, 2020, there was no amortization expense related to the intangible assets due to timing of the acquisition and the Company’s fiscal year-end. As of May 31, 2021, the weighted average remaining useful lives of these assets were 8.33 years.

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve Months Ending May 31,
2022	$707,143
2023	707,143
2024	693,800
2025	693,800
2026	693,800
Thereafter	4,549,167
$8,044,853

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at May 31, 2021 and 2020:

	May 31, 2021	May 31, 2020

Accrued salaries and related expenses	$672,455	$145,165
Accrued sales and marketing expense	539,810	116,500
Accrued professional fees	75,000	117,040
Accrued income tax	256,286	-
Accrued overdraft liabilities	790,364	97,519
Other accrued expenses and current liabilities	50,000	3,142,992
	$2,383,915	$3,619,216

7.	FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consists of:

	May 31, 2021	May 31, 2020

Promissory notes (PPP Program)	$358,236	$1,646,062
Promissory notes (EIDL)	150,000	-
Notes payable	2,528,886	2,325,000
Convertible notes – net of discount of $1,607,283	2,441,551	-
	5,478,673	3,971,062
Less: current portion	(2,285,367)	(1,476,642)
	$3,193,306	$2,494,420

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

During April and May 2020, the UL US Entities received aggregate proceeds of $1,646,062 through this program. The promissory notes mature for dates ranging from April 2022 through May 2022. As of May 31, 2021 and 2020, the outstanding balance due under these promissory notes was $358,236 and $1,646,062, respectively.

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

During January 2021, the PPP notes, which were assumed without recourse in the May 2020 acquisition (see Note 2) were utilized for eligible purposes under the terms of the agreements and were forgiven after the expiration of the twenty four week period discussed above. The total amount forgiven was $1,646,062 and is included in gain on forgiveness of promissory notes on the consolidated statements of operations.

On March 9, 2021, the Company was granted an SBA loan (the “Loan”) by Century Bank in the aggregate amount of $358,236, pursuant to the second round of the Paycheck Protection Program (the “PPP”) under the CARES Act. The Loan, which was in the form of a note, matures on March 5, 2026 and bears interest at a rate of 1% per annum. The Loan is payable in equal monthly installments after the Deferral Period which ends on the day of the Forgiveness Deadline. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. The funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. As of May 31, 2021 and 2020, the outstanding balance due was $358,236 and $0, respectively, which is included in promissory notes on the consolidated balance sheets.

Economic Injury Disaster Loan

Pursuant to a certain Loan Authorization and Agreement (the “SBA Loan Agreement”) in June 2020, the Company securing a loan (the “EIDL Loan”) with a principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning June 2021. The balance of principal and interest is payable thirty years from the date of the SBA Note. As of May 31, 2021 and 2020, the outstanding balance due was $150,000 and $0, respectively, which is included in promissory notes on the consolidated balance sheets.

Notes Payable

On May 29, 2020, the Company entered into a $1,825,000 note payable as part of the acquisition related to UL ATL. The loan bears a zero percent interest rate and has a maturity of three years, or May 29, 2023. The agreement calls for six semi-annual payments of $304,166.67, for which the first payment was due on November 29, 2020. As of May 31, 2021 and 2020, the outstanding balance due under the note was $1,216,667 and $1,825,000, respectively.

On May 29, 2020, the Company entered into a non-compete, non-solicitation and non-disclosure agreement with a former owner of ATL. The amount payable under the agreement is $500,000 over a three-year period. The agreement calls for twenty-four monthly non-interest bearing payments of $20,833.33 with the first payment on June 29, 2020. As of May 31, 2021 and 2020, the outstanding balance due under the agreement was $250,004 and $500,000, respectively.

Promissory Note

On March 19, 2021 (the “Effective Date”), Unique Logistics International, Inc. (the “Company”) issued to an accredited investor (the “Investor”) a 10% promissory note in the principal aggregate amount of $1,000,000 (the “Note”). The Company received aggregate gross proceeds of $1,000,000. The purpose of the funds is to augment working capital resulting from a surge in business and new customer acquisition. The Note matures on the date that is thirty (30) days following the Effective Date (the “Maturity Date”). The Note bears interest at a rate of ten percent (10%) per annum (the “Interest Rate”). The Company may prepay the Note without penalty. On April 7, 2021, Unique Logistics International, Inc. (the “Company”) entered into an Amended and Restated Promissory Note (the “Amended and Restated Note”) with an investor pursuant to which the Company and the Investor agreed to amend and restate in its entirety that certain promissory note, issued to the Investor on March 19, 2020 (the “ Original Note”). The Amended and Restated Note supersedes and replaces the Original Note. The Amended and Restated Note is in the principal aggregate amount of $1,000,000 and bears interest at a rate of a guaranteed 7.5% or Seventy-Five Thousand dollars ($75,000) at maturity. The Amended and Restated Note matures on June 15, 2021 (the “Maturity Date”), This Note was subsequently extended to October 15, 2021, and is subject to the Exchange Agreement consummated on August 19, 2021 (See Subsequent Event Note 13). The Company may prepay the Amended and Restated Note without penalty. The Amended and Restated Note contains certain events of default. In the event of a default, at its’ option and sole discretion, the Investor may consider the Amended and Restated Note immediately due and payable. Upon such an event of default, the interest rate increases to eighteen percent (18%) per annum. As of May 31, 2021 and 2020, the outstanding balance due under the agreement was $1,062,215 and $0, respectively.

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

The Trillium Note matures on October 6, 2021 (the “Maturity Date”) and is convertible at any time. The Trillium Note was subsequently extended to October 6, 2022 and is subject to the Exchange Agreement consummated on August 19, 2021 (See Subsequent Event Note 13). The conversion price of the Trillium Note shall be equal to $0.00179638 (the “Conversion Price”); provided, however, that in no instance shall the investor be entitled to convert at a price lower than $0.00119759 (the “Trillium Note Floor Price”) and in no instance shall Trillium be entitled to convert into such an amount of common stock that, together with all shares of common stock which have been previously converted, would equal greater than 13.8875% of the total issued and outstanding shares of common stock of the Company, subject to adjustment as provided herein, including, but not limited to, adjustments for any stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock during such measuring period. The Conversion Price shall be rounded down to the nearest $0.0001 and in no event lower than $0.00119759.

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

There was no unamortized debt discount related to the Trillium SPA as of May 31, 2021. During the year ended May 31, 2021, the Company recorded amortization of debt discount totaling $13,054 until amendment of the note as discussed above.

On April 12, 2021, a noteholder converted $63,692 in convertible notes into 35,455,872 shares of the Company’s common stock at a rate of $0.00179638 per share.

As of May 31, 2021, the outstanding balance on the Trillium Note was $1,104,500 and the Company was deemed in default. On January 29, 2021, the Company and Trillium entered into a waiver agreement which waived any and all defaults underlying the Trillium SPA and the Trillium Note for a period of six months.

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

The 3a Note matures on October 6, 2021 (the “Maturity Date”) and is convertible at any time. The 3a Note was subsequently extended to October 6, 2022 and is subject to the Exchange Agreement consummated on August 19, 2021 (See Subsequent Event Note 13). The conversion price of the 3a Note shall be equal to $0.00179638 (the “Conversion Price”); provided, however, that in no instance shall the investor be entitled to convert at a price lower than $0.00119759 (the “3a Note Floor Price”) and in no instance shall 3a be entitled to convert into such an amount of common stock that, together with all shares of common stock which have been previously converted, would equal greater than 13.8875% of the total issued and outstanding shares of common stock of the Company, subject to adjustment as provided herein, including, but not limited to, adjustments for any stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock during such measuring period. The Conversion Price shall be rounded down to the nearest $0.0001 and in no event lower than $0.00119759.

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

The 3a Warrant has a term of five years and may only be exercised on a cash basis at an “Exercise Price” equal to $0.001946, subject to adjustment (the “Exercise Price”); provided, however, that in no instance shall 3a be entitled to at a price lower than $0.001946 (the “Floor Price”) and in no instance shall 3a be entitled to exercise the 3a Warrant into such an amount of common stock that, together with all shares of Common Stock which have been previously exercised by 3a, would equal greater than 8.546% of the total issued and outstanding shares of common stock of the Company, subject to adjustment, including, but not limited to, adjustments for any stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock during such measuring period. The Exercise Price shall be rounded down to the nearest $0.0001 and in no event lower than $0.001946.

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

There was total unamortized debt discount related to the 3a SPA of $391,757 as of May 31, 2021. During the year ended May 31, 2021, the Company recorded amortization of debt discount totaling $719,243.

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

As of May 31, 2021, the outstanding balance on the 3a Note was $1,111,000 and the Company was deemed in default. On January 29, 2021, the Company and 3a entered into a waiver agreement which waived any and all defaults underlying the 3a SPA and the 3a Note for a period of six months.

The estimated fair value of the warrants was valued using the Black-Scholes option pricing model, using the following assumptions during the year ended May 31, 2021:

Estimated dividends	None
Expected volatility	38.5%
Risk free interest rate	0.30 – 0.33%
Expected term	5 years

Trillium and 3a

On January 28, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Trillium Partners LP (“Trillium”) and 3a Capital Establishment (“3a” together with Trillium, the “Investors”) pursuant to which the Company sold to each of the Investors (i) a 10% secured subordinated convertible promissory note in the principal aggregate amount of $916,666 or $1,833,333 in the aggregate (each a “Note” and together the “Notes”) realizing gross proceeds of $1,666,666 (the “Proceeds”).

The Notes mature on January 28, 2022 (the “Maturity Date”) and are convertible at any time. The conversion price of the Note is $0.0032 (the “Conversion Price”). These Notes were subsequently extended to January 28, 2023 and are subject to the Exchange Agreement consummated on August 19, 2021 (See Subsequent Event Note 13).

The original issue discount of $166,667 will be amortized to interest expense over the life of the note.

The Company determined the fair value of the warrant using the Black-Scholes model and recorded an adjustment to the carrying value of the note liability with an equal and offsetting adjustment to Stockholders Equity. beneficial conversion feature for both Notes was valued at $1,666,666

There was total unamortized debt discount related to the Notes of $1,215,526 as of May 31, 2021. During the year ended May 31, 2021, the Company recorded amortization of debt discount totaling $617,808

Provided that the Company has satisfied all of the Equity Conditions (as defined in the Notes) the Company may deliver a notice to the Investors (an “Optional Redemption Notice”, of its irrevocable election to redeem some or all of the then outstanding principal or interest amount of the Notes for cash in an amount equal to the Optional Redemption Amount as further described in the Notes (the “Optional Redemption Amount”) on the 20th Trading Day following the Optional Redemption Notice.

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

The convertible notes are subordinated to Corefund Capital LLC (See Note 1, Accounts Receivable – Trade).

Future maturities related to the above promissory notes, notes payable and convertible notes are as follows:

Future Minimum Payments for the Twelve Months Ending May 31,
2022	$2,285,367
2023	4,665,938
2024	8,772
2025	8,772
2026	8,772
Thereafter	108,335
7,085,956
Less: current portion	(2,285,367)
Less: unamortized discount	(1,607,283)
$3,193,306

8.	related party transactions

As part of the UL HK Transaction and related transactions, the Company assumed the following debt due to related parties:

	May 31, 2021	May 31, 2020

Due to Frangipani Trade Services (1)	$903,927	$959,303
Due to Unique Logistics Hong Kong (“UL HK”) (2)	-	325,000
Note Payable UL HK(3)	-	5,000,000
Due to employee (4)	60,000	90,000
Due to employee (5)	149,996	200,000
	1,113,923	6,574,303
Less: current portion	(397,975)	(6,380,975)
	$715,948	$193,328

(1)	Due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO, is due on demand and is non-interest bearing. The principal amount of this Promissory Note bears no interest; provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to six percent (6%) per annum. The principal amount is due and payable in six payments of $150,655 the first payment due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment.

(2)	Due to Unique Logistics Holding Limited (“ULHK”) is non-interest bearing and due within 12 months from the date of acquisition. On February 19, 2021, the Company and UL HK agreed to reduce an existing $325,000 note assumed by the Company in the May 29, 2020 acquisition (Note 2). The settlement amount of $310,452 was accounted for as a measurement period adjustment and resulted in a reduction to goodwill. See Note 4.

(3)	On May 29, 2020, the Company entered into a $5,000,000 note payable with UL HK as part of the ULUS acquisition. The loan bears a zero percent interest rate and has a maturity of 180 days from the date of the note. On November 12, 2020, the Company amended the note with UL HK in order to (i) extend the maturity date from November 25, 2020 to May 18, 2021, (ii) begin monthly payments of $833,333 commencing on December 18, 2020, (iii) change the interest rate to one-half percent (0.5%) per month and (iv) provide the Company the right to prepay the outstanding liability in whole or in part. Pursuant to the amendment, if the Company should default on the note, UL HK has the option to convert the outstanding principal and interest into shares of common stock of the Company. Upon the earlier of (i) a default in the monthly payment of principal or interest due and owing under the loan or, (ii) in the event that any outstanding balance of the loan remains outstanding as of May 31, 2021, UL HK at its option may convert the principal and interest then outstanding into an amount of shares of common stock of the Company equal to 0.2125% of the then outstanding common stock of the Company on a fully diluted basis for every $25,000 of the outstanding principal balance plus accrued but unpaid interest of this loan outstanding on the date of such conversion, provided, however, that the UL HK shall not be permitted to convert the loan in the event that such conversion would provide the UL HK more than 34% of the Company’s issued and outstanding common stock when including and aggregating all prior conversions of the loan. As of May 31, 2021 the note was paid in full.

(4)	On May 29, 2020, the Company entered into a $90,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest bearing payments of $2,500 from the date of closing.

(5)	On May 29, 2020, the Company entered into a $200,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest bearing payments of $5,556 from the date of closing.

Consulting Agreements

On May 29, 2020, in connection with the Management Buyout Transaction, Unique entered into a Consulting Services Agreement for a term of three years with Great Eagle Freight Limited (“Great Eagle” or “GEFD”), a Hong Kong Company (the “Consulting Services Agreement”). Pursuant to the Consulting Services Agreement, GEFD will provide Unique with logistics services, agents management services, support services, accounting and financial controls support, software, and IT support. Great Eagle will also provide the Company with strategic introductions and negotiations with new customers. The Company shall pay to GEFD $500,000 per year until the expiration of the agreement on May 28, 2023. The fair value of the services was determined to be less than the cash payments and the difference was recorded as Contingent Liability on the consolidated balance sheets and amortized over the life of the agreement. Unique paid $250,000 during the year ended May 31, 2021, and amortized balances were $565,338 and $848,010 as of May 31, 2021, and 2020, respectively.

The Company utilizes a financial reporting firm owned and controlled by David Briones, a member of our Board of Directors. The service fees are $5,000 per month. Total fees were $60,000 and none for years ended May 31, 2021 and the period October 28, 2019 (Inception) through May 31,2020, respectively.

Security Deposit

FTS provides Importer of Record (“IOR”) services to the Company’s customers on behalf of the Company. Pursuant to the IOR agreement with the Company, FTS maintains a Customs Bond in order to continue the agreed upon IOR services. In addition, FTS requires a security deposit which will be utilized by FTS to settle any charges, penalties or tax assessments incurred when performing IOR services for the Company. As of May 31, 2021 and 2020, the security deposit was $175,000.

Accounts Receivable - trade and Accounts Payable - trade

Transactions with related parties account for $1,274,250 and $10,839,224 of accounts receivable - trade and accounts payable – trade as of May 31, 2021, respectively, and $1,321,473 and $4,171,839 of accounts receivable – trade and accounts payable – trade as of May 31, 2020, respectively.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the year ended May 31, 2021, these transactions represented $2,355,214 of revenue.

Direct costs are services billed to the Company by related parties for shipping activities. For the year ended May 31, 2021, these transactions represented $54,898,109 of total direct costs.

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

The Company recorded expense of $45,867 for the year ended May 31, 2021, respectively, and $0 for the period from October 28, 2019 (inception) through May 31, 2020.

10.	Stockholders’ equity

Common Stock

The Company is authorized to issue 800,000,000 shares of stock, a par value of $0.001 per share.

During the year ended May 31, 2021, the Company issued 28,291,180 shares of the Company’s common stock to a consultant. The shares have an aggregated fair value of approximately $91,666 which was expensed immediately.

On October 9, 2020, the Company’s Chief Executive Officer converted 30,000 shares of Series B Preferred Stock into an aggregate of 196,394,100 shares of the Company’s common stock.

On November 30, 2020, the Company issued 27,833,754 shares of the Company’s Common Stock to a consultant. The shares have an aggregated fair value of approximately $50,000 which was expensed immediately.

On February 16, 2021, the Company issued 457,426 shares of the Company’s Common Stock to a consultant. The shares have an aggregated fair value of approximately $41,666 which was expensed immediately.

On April 12, 2021, a noteholder converted $63,692 in principal and interest into 35,455,872 shares of the Company’s common stock. See Note 7.

As of May 31, 2021 and 2020, there were 393,742,663 and 0 shares of Common Stock issued and outstanding, respectively.

Preferred Shares

The Company is authorized to issue 5,000,000 shares of preferred stock have a par value of $0.001 per share.

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

Share amounts at May 31, 2021 have been retroactively restated to account for the share exchange in connection with reverse merger. As of May 31, 2021 and 2020, there were 130,000 shares of Series A Preferred Stock issued and outstanding.

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

Share amounts at May 31, 2021 have been retroactively restated to account for the share exchange in connection with reverse merger. As of May 31, 2021 and 2020, there were 840,000 and 870,000 shares of Series B Preferred Stock issued and outstanding, respectively.

Warrants

The following is a summary of the Company’s warrant activity:

		Weighted Average
	Warrants	Exercise Price
Outstanding – May 31, 2020	-	$-
Exercisable – May 31, 2020	-	$-
Granted	1,140,956,904	$0.002
Outstanding – May 31, 2021	1,140,956,904	$0.002
Exercisable – May 31, 2021	1,140,956,904	$0.002

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.002	1,140,956,904	4.36	$0.002	1,140,956,904	$0.002

At May 31, 2021, the total intrinsic value of warrants outstanding and exercisable was $111,875,388.

11.	Commitments AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business. There are no claims or actions pending or threatened against the Company that, if adversely determined, would in the Company’s management’s judgment have a material adverse effect on the Company.

Leases

The Company leases office space, warehouse facilities and equipment under non-cancelable lease agreements expiring on various dates through October 2028. Office leases contain provisions for future rent increases. The Company adopted ASC 842 from inception, requiring the Company to recognize an asset and liability on the consolidated balance sheets for lease arrangements with terms longer than 12 months. The Company has elected the practical expedient to not apply the recognition requirement to leases with a term of less than one year (short term leases). The Company uses its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is based on the estimated interest rate the Company could obtain for borrowing over a similar term of the lease at commencement date. Rental escalations, renewal options and termination options, when applicable, have been factored into the Company’s determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts. Variable payments related to pass-through costs for maintenance, taxes and insurance or adjustments based on an index such as Consumer Price Index are not included in the measurement of the lease liability or asset and are expensed as incurred.

The components of lease expense were as follows:

For the Year Ended May 31, 2021

Operating lease	$1,506,090
Interest on lease liabilities	148,039
Total net lease cost	$1,654,129

Supplemental balance sheet information related to leases was as follows:

	May 31, 2021	May 31, 2020

Operating leases:
Operating lease ROU assets – net	$3,797,527	$4,770,280

Current operating lease liabilities, included in current liabilities	$1,466,409	$1,288,216
Noncurrent operating lease liabilities, included in long-term liabilities	2,431,144	3,482,064
Total operating lease liabilities	$3,897,553	$4,770,280

Supplemental cash flow and other information related to leases was as follows:

	For the Year Ended May 31, 2021	For the Period from October 28, 2019 (Inception) Through May 31, 2020

ROU assets obtained in exchange for lease liabilities:
Operating leases	$223,242	$4,770,280
Weighted average remaining lease term (in years):
Operating leases	4.04	4.48
Weighted average discount rate:
Operating leases	4.25%	4.25%

As of May 31, 2021, future minimum lease payments under noncancelable operating leases are as follows:

Future Minimum Payments for the Twelve Months Ending May 31,
2022	$1,598,287
2023	958,942
2024	528,755
2025	455,771
2026	256,978
Thereafter	467,008
Total lease payments	4,265,740
Less: imputed interest	(368,187)
Total lease obligations	$3,897,553

Accounts Receivable Facility

On May 29, 2020, the Company entered into a Secured Accounts Receivable Facility (the “Facility”) with Corefund Capital, LLC (“Core”), pursuant to which Core agreed to purchase from the Company up to an aggregate of $12,000,000 of accounts receivables. The Facility provides Core with security interests in purchased accounts until the accounts have been repurchased by the Company or paid by the customer. The Facility includes fees payable to Core based on the number of days between the date on which an account was purchased by Core and the date on which the Company repurchased the account or the customer paid, as follows: (i) Less than or equal to 30 days, a 1.5% fee; (ii) more than 30 days but less than or equal to 40 days, a 1.75% fee; (iii) more than 40 days but less than or equal to 50 days, a 2.0% fee; (iv) more than 50 days but less than or equal to 60 days, a 2.25% fee; (v) more than 60 days but less than or equal to 90 days, a 2.50% fee; (vi) if more than 90 days, a 2.50% fee for each additional week or portion thereof. Fees related to factoring transactions with Core were approximately $4,472,000 for the year ended May 31, 2021. The net principal balance of trade accounts receivable outstanding under the factoring agreement was approximately $31,750,000 and $3,900,000 as of May 31, 2021 and 2020, respectively.

On November 2, 2020, the Company, entered into an Amendment to the Facility (the “Amendment”) with Core, pursuant to which the Company and Core agreed to increase the credit line provided in the original Secured Accounts Receivable Facility, dated May 29, 2020, from $12,000,000 up to $25,000,000. The remaining terms of the Facility were unchanged by the Amendment. The Facility has been terminated by the Company on May 29, 2021, and was renewed on June 17, 2021, under the same terms and conditions as the original agreement and the credit line was set at $2.0 million.

12.	Income Tax Provision

The income tax provision consists of the following:

	May 31, 2021	May 31, 2020
Federal
Current	$521,293	-
Deferred	(208,560)	-
State and Local
Current	262,576	-
Deferred	(55,440)	-
Income tax benefit	$519,869	$-

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $66,087 as of May 31, 2021, available to offset taxable income through 2021. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. The Company also has California State Net Operating Loss carry overs of $262,678 as of May 31, 2021, available to offset future taxable income through 2041.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the year ended May 31, 2021, there was no valuation allowance necessary.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest” in the statement of operations. Penalties would be recognized as a component of “General and administrative.”

No interest or penalties on unpaid tax were recorded during the year ended May 31, 2021 and no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	Year Ended May 31, 2021	For the Period October 28, 2019 (Inception) through May 31, 2020
Net Operating Loss	$-	$40,000
Debt discount liability	288,555
Allowance for doubtful accounts	39,414
Goodwill	19,513
Total deferred tax assets	347,482	40,000
Valuation allowance	-	(40,000)
Deferred tax asset, net of valuation allowance	347,482	-

Deferred Tax Liabilities
Fixed assets	(84,261)
Net deferred tax asset (liability)	$263,221	$-

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Year Ended May 31, 2021	For the Period October 28, 2019 (Inception) through May 31, 2020
US Federal statutory rate (%)	21.0	21.0
State income tax, net of federal benefit	8.4	9.0
Change in valuation allowance	(1.7)	(30.0)
Other permanent differences, net	(4.5)
Income tax provision (benefit) (%)	23.2	-

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Based on this evaluation, the Company has identified the following reportable subsequent events other than those disclosed elsewhere in these consolidated financial statements.

On June 1, 2021, the Company entered into a Revolving Purchase, Loan and Security Agreement (the “TBK Agreement”) with TBK BANK, SSB, a Texas State Savings Bank (“Purchaser”), for a facility under which Purchaser will, from time to time, buy approved receivables from the Seller. The TBK Agreement provides for Seller to have access to the lesser of (i) $30 million (“Maximum Facility”) and (ii) the Formula Amount (as defined in the TBK Agreement). Upon receipt of any advance, Seller agreed to sell and assign all of its rights in accounts receivables and all proceeds thereof. Seller granted to Purchaser a continuing ownership interest in the accounts purchased under the Agreement (the “Purchased Accounts”) and, secured and as collateral security for all Obligations (as defined below), Seller granted to Purchaser a continuing first priority security interest in all of Seller’s assets. The facility is for an initial term of twenty-four (24) months (the “Term”) and may be extended or renewed, unless terminated in accordance with the TBK Agreement. The TBK Agreement replaces the Company’s prior agreement with Corefund Capital, LLC (“Core”) entered into on May 29, 2020, pursuant to which Core agreed to purchase from the Company up to an aggregate of $25 million of accounts receivables (the “Core Facility”). The Core Facility provided Core with security interests in purchased accounts until the accounts have been repurchased by the Company or paid by the customer. As of June 1, 2021, the Core Facility has been terminated along with all security interests granted to Core and replaced with the TBK Agreement.

On June 1, 2021, Trillium Partners LP (“Trillium”) and 3a Capital Establishment (“3a”), together (the “Investors”) extended the maturity dates of the October 8, 2020, subordinated convertible promissory note in the principal aggregate amount of $1,111,000 (the “Trillium Note”) Trillium Note and October 14, 2020, 10% secured subordinated convertible promissory note in the principal aggregate amount of $1,111,000 (the “3a Note”) from October 6, 2021, to October 6, 2022.

On June 1, 2021, the Investors also extended the maturity dates of the January 28, 2021, 10% secured subordinated convertible promissory note in the principal amount of $916,666 or $1,833,333 in the aggregate (each a “Note” and together the “Notes”) Trillium Note and the 3a Note from January 28, 2022, to January 28, 2023.

Effective June 17, 2021, the Company and Corefund Capital, LLC amended the Prior Agreement (the “Addendum”) rescinding the Company’s termination notice of the Prior Agreement. The Addendum provides for a credit line of $2 million with no term and no early termination fee which is in addition to the facility provided under the TBK Agreement. Pursuant to the Addendum, the Company and Core agreed that Core would refile a UCC lien on the Company. The UCC lien will include the following collateral: all seller’s assets now owned and hereafter acquired accounts; chattel paper; deposit accounts; contract rights; letter of credit rights; instruments; payment and general intangibles; goods; inventory; insurance proceeds; equipment and fixtures; investment property; and all books and records relating to all the foregoing property, including without limitation, all computer programs; and all proceeds of the foregoing. All other terms and conditions not amended by the Addendum will remain in full force and effect.

On June 28, 2021, a noteholder converted $71,855.20 in convertible notes (principal and interest) into 40,000,000 shares of the Company’s common stock at a rate of $0.00179638 per share.

On July 8, 2021, a noteholder converted $15,620.83 in convertible notes (principal and interest) into 8,695,727 shares of the Company’s common stock at a rate of $0.00179638 per share.

On July 22, 2021, the Company entered into an amendment of the 10% promissory note in the principal aggregate amount of $1 million with Trillium Partners L.P to extend he original maturity date of the note from June 15, 2021 to October 31, 2021 to provide Company with additional time for payment. The remaining terms of the note remained unchanged by the amendment.

On August 3, 2021, a noteholder converted $24,418.89 in convertible notes (principal and interest) into 13,593,388 shares of the Company’s common stock at a rate of $0.00179638 per share.

On August 4, 2021, the parties to the TBK Agreement entered into a First Amendment Agreement (the “First Amendment”) to increase the credit facility from $30 million to $40 million during the Temporary Increase Period, the period commencing on August 4, 2021, through and including December 2, 2021, with all other terms of the original TBK Agreement remained unchanged.

On August 9, 2021, a noteholder converted $12,820.83 in convertible notes (principal and interest) into 7,137,037 shares of the Company’s common stock at a rate of $0.00179638 per share.

On August 9, 2021, the Company was notified by the Century Bank that the SBA loan received on March 9, 2021, pursuant to the second round of the Paycheck Protection Program (the “PPP”) under the CARES Act, (the “PPP Loan”) in the aggregate amount of $358,236 has been approved by the SBA for the forgiveness.

On August 13, 2021, Unique Logistics International, Inc. (the “Company”) issued 125,692,224 shares of the Company’s common stock (the “Preferred Conversion Shares”) pursuant to the conversion of 19,200 shares of Series B Convertible Preferred Stock held by Frangipani Trade Services Inc, an entity 100% owned by the Company’s Chief Executive Officer.

On August 19, 2021, we entered into a securities exchange agreement (the “Exchange Agreement”) with certain holders holding notes and warrants of the Company, 3a Capital Establishment and Trillium Partners, LP, respectively (each, including its successors and assigns, a “Holder” and collectively the “Holders”). Pursuant to the Exchange Agreement, the Company agreed to issue, and the Holders agreed to acquire the New Securities (as defined herein) in exchange for the Surrendered Securities (as defined in the Exchange Agreement). “New Securities” means a number of Exchange Shares determined by applying the Exchange Ratio upon consummation of a Qualified Financing (as defined in the exchange Agreement). “Surrendered Securities” means the October Notes, January Notes, October Warrants, and January Warrants (as aforesaid notes and warrants defined in the Exchange Agreement).

In the event the number of Exchange Shares would result in the Holder beneficially owning more than the Beneficial Ownership Limitation (as defined in the Exchange Agreement), all such Exchange Shares in excess of the Beneficial Ownership Limitation shall be issued as a number of shares of newly created Series C Convertible Preferred Stock.

The closing will occur on the Trading Day on which all of the Transaction Documents (as defined in Exchange Agreement) have been executed and delivered by the applicable parties thereto, and all conditions precedent to (i) the Holders’ obligations to tender the Surrendered Securities at such Closing, and (ii) the Company’s obligations to deliver the New Securities, in each case, have been satisfied or waived (the “Closing Date”).

Registration Rights Agreement

In connection with the Exchange Agreement, on August 19, 2021, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Holders, pursuant to which the Company agreed to register the Registrable Securities (as defined in the Registration Rights Agreement).

Pursuant to the Registration Rights Agreement, the Company is required with respect to the registration statement filed in connection with the Qualified Financing (the “Qualified Financing Registration Statement”), on or prior to each filing date, to prepare and file with the SEC a Registration Statement (as defined below) covering the resale of all of the Registrable Securities that are not then registered on an effective Registration Statement for an offering to be made on a continuous basis pursuant to Rule 415.

The Qualified Financing Registration Statement shall include Registrable Securities only on behalf of 3a Capital Establishment, comprised of 25,000,000 shares of Common Stock currently held by 3a Capital Establishment, which, if such 25,000,000 shares is not equal to $1,000,000 of value valued at the lowest price at which shares of Common Stock are issued in the Qualified Financing, shall be increased or decreased to a number of shares of Common Stock equal to $1,000,000 valued at the lowest price at which shares of Common Stock are issued in the Qualified Financing. Each other Registration Statement to be filed under the Registration Rights Agreement shall include all Registrable Securities, except as described above.

