Form 10-Q
period 2021-08-31
UNIQUE LOGISTICS INTERNATIONAL INC
filed 2021-10-18
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 18, 2021, there were 632,781,078 shares of the registrant’s common stock outstanding.

UNIQUE LOGISTICS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED August 31, 2021

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2021	May 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$296,407	$252,615
Accounts receivable – trade, net	70,183,018	20,369,747
Contract assets	48,464,151	23,423,314
Factoring reserve	-	7,593,665
Other prepaid expenses and current assets	632,210	761,458
Total current assets	119,575,786	52,400,799

Property and equipment – net	199,280	192,092

Other long-term assets:
Goodwill	4,463,129	4,463,129
Intangible assets – net	7,868,065	8,044,853
Operating lease right-of-use assets – net	3,435,326	3,797,527
Deposits and other assets	475,362	555,362
Other long-term assets	16,241,882	16,860,871
Total assets	$136,016,948	$69,453,762

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable – trade	$45,030,631	$38,992,846
Accrued expenses and other current liabilities	6,738,937	2,383,915
Accrued freight	25,136,944	10,403,430
Revolving credit facility	39,543,083	-
Current portion of notes payable – net of discount	2,963,874	2,285,367
Current portion of long-term debt due to related parties	392,975	397,975
Current portion of operating lease liability	1,481,602	1,466,409
Total current liabilities	121,288,046	55,929,942

Other long-term liabilities	494,670	565,338
Long-term-debt due to related parties, net of current portion	688,168	715,948
Notes payable, net of current portion – net of discount	2,689,885	3,193,306
Operating lease liability, net of current portion	2,064,121	2,431,144
Total long-term liabilities	5,936,844	6,905,736

Total liabilities	127,224,890	62,835,678

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, $.001 par value: 5,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 130,000 issued and outstanding as of August 31, 2021 and May 31, 2021	130	130
Series B Convertible Preferred stock, $0.001 par value; 820,800 and 840,000 shares issued and outstanding as of August 31, 2021 and May 31, 2021, respectively	821	840
Common stock, $0.001 par value; 800,000,000 shares authorized; 603,246,759 and 393,742,663 shares issued and outstanding as of August 31, 2021 and May 31, 2021, respectively	603,247	393,743
Additional paid-in capital	4,847,457	4,906,384
Retained earnings	3,340,403	1,316,987
Total Stockholders’ Equity	8,792,058	6,618,084
Total Liabilities and Stockholders’ Equity	$136,016,948	$69,453,762

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended August 31, 2021	For the Three Months Ended August 31, 2020
Revenues:
Airfreight services	$52,162,641	$17,498,884
Ocean freight and ocean services	123,300,758	30,652,866
Contract logistics	722,664	688,710
Customs brokerage and other services	13,585,797	8,574,807
Total revenues	189,771,860	57,415,267

Costs and operating expenses:
Airfreight services	51,625,775	16,736,941
Ocean freight and ocean services	116,587,742	27,866,233
Contract logistics	390,400	264,068
Customs brokerage and other services	12,925,092	8,144,882
Salaries and related costs	2,751,380	2,100,889
Professional fees	293,867	418,616
Rent and occupancy	480,209	485,544
Selling and promotion	1,033,128	1,062,553
Depreciation and amortization	193,799	190,819
Fees on factoring agreements	27,000	474,060
Other	268,120	222,700
Total costs and operating expenses	186,576,512	57,967,305

Income (loss) from operations	3,195,348	(552,038)

Other income (expenses)
Interest expense, net	(1,290,279)	(32,439)
Amortization of debt discount	(385,480)	-
Gain on extinguishment of convertible notes payable	780,050	-
Gain on forgiveness of promissory note	358,236	-
Total other expenses	(537,473)	(32,439)

Net income (loss) before income taxes	2,657,875	(584,477)

Income tax expense	634,459	16,694

Net income (loss)	$2,023,416	$(601,171)

Net income (loss) per common share
– basic	$0.00	$(0.06)
– diluted	$0.00	$(0.06)

Weighted average common shares outstanding
– basic	1,611,146,398	10,000,000
– diluted	10,106,876,513	10,000,000

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

For the Three Months Ended August 31, 2021

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, June 1, 2021	130,000	$130	840,000	$840	393,742,663	$393,743	$4,906,384	$1,316,987	$6,618,084

Conversion of Preferred B to Common Stock	-	-	(19,200)	(19)	125,692,224	125,692	(125,673)	-	-

Issuance of Common Stock for the conversion of notes and accrued interest	-	-	-	-	83,811,872	83,812	66,746	-	150,558

Net income	-	-	-	-	-	-	-	2,023,416	2,023,416

Balance, August 31, 2021	130,000	$130	820,800	$821	603,246,759	$603,247	$4,847,457	$3,340,403	$8,792,058

For the Three Months Ended August 31, 2020

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 1, 2020	130,000	$130	870,000	$870	-	$-	$1,523,811	$(408,510)	$1,116,301

Net loss	-	-	-	-	-	-	-	(601,171)	(601,171)

Balance, August 31, 2020	130,000	$130	870,000	$870	-	$-	$1,523,811	$(1,009,681)	$515,130

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended August 31, 2021	For the Three Months Ended August 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,023,416	$(601,171)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	193,799	186,707
Amortization of debt discount	385,480	-
Amortization of right of use assets	362,201	346,702
Gain on forgiveness of note payable	(358,236)	-
Gain on extinguishment of convertible notes payable	(780,050)	-
Change in deferred tax asset	(80,000)	-
Accretion of consulting agreement	(70,668)	(70,668)
Changes in operating assets and liabilities:
Accounts receivable - trade	(49,813,271)	(5,444,080)
Contract assets	(25,040,837)	(6,676,380)
Factoring reserve	7,593,665	(2,159,517)
Other prepaid expenses and current assets	129,248	(2,519)
Deposits and other assets	160,000	1,042
Accounts payable - trade	6,037,785	7,448,777
Accrued expenses and other current liabilities	4,475,138	(2,468,748)
Accrued freight	14,733,514	8,813,685
Operating lease liability	(351,830)	(319,669)
Net Cash Used in Operating Activities	(40,400,646)	(945,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,199)	-
Net Cash Used in Investing Activities	(24,199)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,000,000	87,500
Repayments of notes payable	(41,666)	-
Repayments of long-term debt due to related parties	(32,780)	(7,500)
Borrowings on revolving credit facility, net	39,543,083	-
Net Cash Provided by Financing Activities	40,468,637	80,000

Net change in cash and cash equivalents	43,792	(865,839)

Cash and cash equivalents - Beginning of Period	252,615	1,349,363
Cash and cash equivalents - End of Period	$296,407	$483,524
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$601,377	$-
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series B Preferred to Common Stock	$125,692	$-
Issuance of common stock for the conversion of principal and accrued interest	$150,558	$-

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unique Logistics International, Inc. (the “Company” or “Unique”) is a global logistics and freight forwarding company. The Company currently operates via its wholly owned subsidiaries, Unique Logistics International (NYC), LLC, a Delaware limited liability company (“UL NYC”), and Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and (collectively the “UL US Entities”). The Company provides a range of international logistics services that enable its customers to outsource sections of their supply chain process. This range of services can be categorized as follows:

●	Air Freight services
●	Ocean Freight services
●	Customs Brokerage and Compliance services
●	Warehousing and Distribution services
●	Order Management

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued.

From the inception the Company experienced negative working capital and adverse cash flows from operations, primarily due to significant business growth during the first twelve months in operations, entering new markets and products and repayment of an acquisition related debt. As of August 31, 2021, the Company had negative working capital of approximately $1.7 million compared with $3.5 million negative working capital as of May 31, 2021. These factors raise the risk of there being substantial doubt about the Company’s ability to continue as a going concern.

In response to such factors, the Company’s plans to alleviate the risk of substantial doubt are

●	Repaid significant portion of its acquisition related debt during the year ended May 31, 2021
●	Entered into a Second Amendment to the TBK Agreement to increase the credit facility from $40.0 million to $47.5 million for the period through January 31, 2022
●	Entered into a Purchase Money Financing Agreement on September 8, 2021, with Corefund Capital, LLC to enable the Company to finance additional cargo charter flights for the peak shipping season.
●	Entered into an Exchange Agreement on August 4, 2021 to exchange all of its Convertible debt into shares of common stocks upon Financing Event (Note 5).

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

Due to impacts from the COVID-19 pandemic and the uncertain pace of recovery, seasonal variations in the availability of air and ocean carriers, the volatility of fuel prices and other supply and demand related factors, operating results for the three and six months ended August 31, 2021, are not necessarily indicative of operating results for the entire year.

While we continue to execute our strategic plan, the Company is also in a process of evaluating several other liquidity-oriented options such as raising additional capital, increasing credit limits of the revolving credit facilities, reducing cost of debt, controlling expenditures, and improving its cash collection processes. While many of the aspects of the Company’s plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful which could have a material adverse effect on our operating results, financial condition, and liquidity.

As of August 31, 2021, we expect to alleviate our going concern needs for at least the next twelve months from the time these financial statements are made available with existing cash and cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Basis of Presentation

The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited interim financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended May 31, 2021. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at May 31, 2021 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, current portion of long-term debt due to related party payables, convertible notes, net and current portion of promissory loans approximate fair value due to their short-term nature as of August 31, 2021 and May 31, 2021. The carrying amount of the debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had no Level 3 assets or liabilities as of August 31, 2021, and May 31, 2021. There were no transfers between levels during the reporting period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. No loss had been experienced, and management believes it is not exposed to any significant risk on credit.

Accounts Receivable – Trade

Accounts receivable - trade from revenue transactions are based on invoiced prices which the Company expects to collect. In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company generally does not require collateral to support customer receivables. Accounts receivable - trade, as shown on the consolidated balance sheets, is net of allowances when applicable. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, net of allowance for doubtful accounts. As of August 31, 2021 and May 31, 2021, the Company recorded an allowance for doubtful accounts of approximately $160,000 and $240,000, respectively.

Concentrations

Three major customers represented approximately 42% of accounts receivable as of August 31, 2021. Revenue by the same customers were represented as follows:

Customer	For the Three Months Ended August 31, 2021	For the Three Months Ended August 31, 2020
A	15%	23%
B	9%	21%
C	8%	-
Total:	32%	44%

Off Balance Sheet Arrangements

On August 30, 2021, the Company terminated its agreement with an unrelated third party (the “Factor”) for factoring of specific accounts receivable. The factoring under this agreement was treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflected the face value of the account less a fee, which is presented in costs and operating expenses on the Company’s condensed consolidated statements of operations in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in the condensed consolidated balance sheets. The Company reported the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s condensed consolidated statements of cash flows. The net principal balance of trade accounts receivable outstanding in the books of the factor under the factoring agreement was none as of August 31, 2021 and $31,747,702 as of May 31, 2021. On June 2, 2021 and on August 30, 2021, the Company repurchased all of its factored trade accounts receivables from the Factor, in the amounts of $31,596,215 and $1,415,445, respectively, utilizing its TBK revolving credit facility (See Note 5).

During the factoring agreement in place, the Company acted as the agent on behalf of the Factor for the arrangements and had no significant retained interests or servicing liabilities related to the accounts receivable sold. The agreement provided the Factor with security interests in purchased accounts until the accounts have been repurchased by the Company or paid by the customer. In order to mitigate credit risk related to the Company’s factoring of accounts receivable, the Company may purchase credit insurance, from time to time, for certain factored accounts receivable, resulting in risk of loss being limited to the factored accounts receivable not covered by credit insurance, which the Company does not believe to be significant.

During the three months ended August 31, 2021 and 2020, the Company factored accounts receivable invoices totaling approximately $4.3 million and $37.9 million, respectively, pursuant to the Company’s factoring agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred expenses totaling approximately $27,000 and $474,000, pursuant to the agreements for the three months ended August 31, 2021 and 2020, which is presented in costs and operating expenses on the condensed consolidated statement of operations.

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

The Company uses the assets and liability method of accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax basis. As of August 31, 2021 and May 31, 2021, the Company recognized a deferred tax asset of $184,000 and $264,000, respectively, which is included in deposits and other assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.

Revenue Recognition

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

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received. There were no contract liabilities outstanding as of August 31, 2021 and May 31, 2021.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue by significant geographic area for the three months ended August 31, 2021 and 2020 based on origin of shipment (imports) or destination of shipment (exports):

	For the Three Months Ended August 31, 2021	For the Three Months Ended August 31, 2020
China, Hong Kong & Taiwan	$78,105,308	$35,239,785
Southeast Asia	75,376,620	9,230,824
United States	7,191,202	3,698,705
India Sub-continent	20,648,314	3,233,275
Other	8,450,415	6,012,678
Total revenue	$189,771,860	$57,415,267

Segment Reporting

Based on the guidance provided by ASC Topic 280, Segment Reporting, management has determined that the Company currently operates in one geographical segment and consists of a single reporting unit given the similarities in economic characteristics between its operations and the common nature of its products, services and customers.

Earnings per Share

The Company adopted ASC 260, Earnings per share, guidance from the inception. Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding, including warrants exercisable for less than a penny, (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the consolidated statements of operations) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share.

For the Three Months Ended August 31, 2021
Numerator:
Net income	$2,023,416
Effect of dilutive securities	385,480

Diluted net income	$2,408,896

Denominator:
Weighted average common shares outstanding – basic	1,611,146,398

Dilutive securities (a):
Series A Preferred	1,316,157,000
Series B Preferred	5,373,342,576
Convertible notes	1,806,230,539

Weighted average common shares outstanding and assumed conversion – diluted	10,106,876,513

Basic net income per common share	$0.00

Diluted net income per common share	$0.00

(a) - Anti-dilutive securities excluded:	-

The Company did not have anti-dilutive securities for the three months ended August 31, 2020.

2.	PROPERTY AND EQUIPMENT

Major classifications of property and equipment are summarized below:

	August 31, 2021	May 31, 2021

Furniture and fixtures	$94,732	$84,085
Computer equipment	119,202	108,479
Software	30,609	27,780
Leasehold improvements	27,146	27,146
	271,689	247,490
Less: accumulated depreciation	(72,409)	(55,398)
	$199,280	$192,092

Depreciation expense charged to income for the three months ended August 31, 2021 and 2020 amounted to $17,011 and $9,920.

3.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	August 31, 2021	May 31, 2021

Trade names / trademarks	$806,000	$806,000
Customer relationships	7,633,000	7,633,000
Non-compete agreements	313,000	313,000
	8,752,000	8,752,000
Less: Accumulated amortization	(883,935)	(707,147)
	$7,868,065	$8,044,853

Amortizable intangible assets, including tradenames and non-compete agreements, are amortized on a straight-line basis over 3 to 10 years. Customer relationships are amortized on a straight-line basis over 12 to 15 years. For the three months ended August 31, 2021 and 2020, amortization expense related to the intangible assets was $176,788 and $176,787, respectively. As of August 31, 2021, the weighted average remaining useful lives of these assets were 8.08 years.

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve Months Ending August 31,
2022	$608,814
2023	608,814
2024	608,814
2025	547,953
2026	547,953
Thereafter	4,945,717
$7,868,065

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	August 31, 2021	May 31, 2021

Accrued salaries and related expenses	$309,267	$672,455
Accrued sales and marketing expense	863,310	539,810
Accrued professional fees	75,000	75,000
Accrued income tax	815,286	256,286
Accrued overdraft liabilities	870,163	790,364
Accrued interest expense	303,111	-
Other accrued expenses and current liabilities	3,502,800	50,000
	$6,738,937	$2,383,915

Other accrued expenses represent an advance customer deposit for charter flight program. Revenue would be recognized once the flight is completed.

5.	FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consists of:

	August 31, 2021	May 31, 2021

Revolving Credit Facility	$39,543,083	$-
Promissory note (PPP)	-	358,236
Promissory notes (EIDL)	150,000	150,000
Notes payable	3,565,634	2,528,886
Convertible notes – net of discount of $2,001,853 and $1,607,283, respectively	1,938,125	2,441,551
	45,196,842	5,478,673
Less: current portion (1)	(42,506,957)	(2,285,367)
	$2,689,885	$3,193,306

(1)	As of August 31, 2021, a current portion of outstanding debt is represented by a revolving line of credit in the amount of $39,543,083 and of a current portion of the note payable in the amount of $2,963,874.

Revolving Credit Facility

On June 1, 2021, the Company entered into a Revolving Purchase, Loan and Security Agreement (the “TBK Agreement”) with TBK BANK, SSB, a Texas State Savings Bank (“Purchaser”), for a facility under which Purchaser will, from time to time, buy approved receivables from the Seller. The TBK Agreement provides for Seller to have access to the lesser of (i) $30 million (“Maximum Facility”) and (ii) the Formula Amount (as defined in the TBK Agreement). Upon receipt of any advance, Seller agreed to sell and assign all of its rights in accounts receivables and all proceeds thereof. Seller granted to Purchaser a continuing ownership interest in the accounts purchased under the Agreement. Seller granted to Purchaser a continuing first priority security interest in all of Seller’s assets. The facility is for an initial term of twenty-four (24) months (the “Term”) and may be extended or renewed, unless terminated in accordance with the TBK Agreement. The TBK Agreement replaced the Company’s prior agreement with Corefund Capital, LLC (“Core”) entered into on May 29, 2020, pursuant to which Core agreed to purchase from the Company up to an aggregate of $25 million of accounts receivables (the “Core Facility”).

The Core Facility provided Core with security interests in purchased accounts until the accounts have been repurchased by the Company or paid by the customer. As of June 1, 2021, the Core Facility has been terminated along with all security interests granted to Core and replaced with the TBK Agreement. This facility temporarily renewed on June 17, 2021, under the same terms and conditions as the original agreement and the credit line was set at $2.0 million and terminated again on August 31, 2021, after the Company repurchased all its factored accounts receivable.

On August 4, 2021, the parties to the TBK Agreement entered into a First Amendment Agreement to increase the credit facility from $30.0 million to $40.0 million during the Temporary Increase Period, the period commencing on August 4, 2021, through and including December 2, 2021, with all other terms of the original TBK Agreement remained unchanged.

On September 17, 2021, (Note 13, Subsequent Events), the parties to the TBK Agreement entered into a Second Amendment to the TBK Agreement primarily to increase the credit facility from $40.0 million to $47.5 million for the period commencing on August 4, 2021, through and including January 31, 2022.

Promissory Note (PPP)

On March 9, 2021, the Company was granted a loan in the aggregate amount of $358,236, pursuant to the second round of the Paycheck Protection Program (the “PPP”) under the CARES Act. The Loan, which was in the form of a note, matures on March 5, 2026, and bears interest at a rate of 1% per annum. The Loan is payable in equal monthly instalments after the Deferral Period which ends on the day of the Forgiveness Deadline. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. The funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Loan was forgiven on August 9, 2021 and is included in gain on forgiveness of promissory notes on the condensed consolidated statements of operations.

Notes Payable

On May 29, 2020, the Company entered into a $1,825,000 note payable as part of the acquisition related to UL ATL. The loan bears a zero percent interest rate and has a maturity of three years, or May 29, 2023. The agreement calls for six semi-annual payments of $304,166.67, for which the first payment was due on November 29, 2020. As of August 31, 2021, and May 31, 2021, the outstanding balance due under the note was $1,216,667 and $1,825,000, respectively.

On May 29, 2020, the Company entered into a non-compete, non-solicitation and non-disclosure agreement with a former owner of ATL. The amount payable under the agreement is $500,000 over a three-year period. The agreement calls for twenty-four monthly non-interest-bearing payments of $20,833.33 with the first payment on June 29, 2020. As of August 31, 2021, and May 31, 2021, the outstanding balance due under the agreement was $208,338 and $500,000, respectively.

On March 19, 2021 the Company issued to an accredited investor a 10% promissory note in the principal aggregate amount of $1,000,000 (the “Trillium Note”) due and payable in 30 days. The Company received aggregate gross proceeds of $1,000,000. On April 7, 2021, the Company entered into an Amended and Restated Promissory Note (the “Amended and Restated Note”) superseding and replacing the Original Note. The Amended and Restated Note is in the principal aggregate amount of $1,000,000 and bears interest at a rate of a guaranteed 7.5% or 75,000 at maturity. The Amended and Restated Note matures on June 15, 2021. On September 23, 2021, the Company further amended the Amended and Restated Note pursuant to which the Company and Trillium agreed to extend the maturity date of the Amended and Restated Note to December 31, 2021. As of August 31, 2021, and May 31, 2021, the outstanding balance due under the agreement was $1,140,624 and $1,062,215, respectively.

On August 31, 2021, the Company received $1,000,000 cash advance for operating capital from an accredited investor in connection with the issuing new Notes Payable (“New Bridge Notes”) (Note 13, Subsequent Events). The terms of this Notes were not finalized until October 1, 2021, and cash received was recorded as current liability on the condensed consolidated Balance Sheet of the Company as of August 31, 2021. As of August 31, 2021, and May 31, 2021, the outstanding balance of these notes was $1,000,000 and $0, respectively.

Convertible Notes

Trillium SPA

On October 8, 2020, the Company entered into a Securities Purchase Agreement (the “Trillium SPA”) with Trillium Partners (“Trillium”) pursuant to which the Company sold to Trillium (i) a 10% secured subordinated convertible promissory note in the principal aggregate amount of $1,111,000 (the “Trillium Note”) realizing gross proceeds of $1,000,000 (the “Proceeds”) and (ii) a warrant to purchase up to 570,478,452 shares of the Company’s common stock at an exercise price of $0.001946, subject to adjustment as provided therein (the “Trillium Warrant”). The Trillium Note was to mature on October 6, 2021 and is convertible at any time. The Company shall pay interest on a quarterly basis in arrears.

The Company initially determined the fair value of the warrant and the beneficial conversion feature of the note using the Black-Scholes model and recorded an adjustment to the carrying value of the note liability with an equal and offsetting adjustment to Stockholders’ Equity.

The note was amended on October 14, 2020, to adjust the conversion price to $0.00179638. Upon amendment, the Company accounted for the modification as debt extinguishment and recorded a loss in the statement of operations for the period ended November 30, 2020.

On June 1, 2021, this Note maturity was extended to October 6, 2022.

On August 19, 2021, Trillium entered into a Securities Exchange Agreement as discussed below.

During the three months ended August 31, 2021, a noteholder converted $78,703 of principal and interest of the convertible note into 43,811,372 shares of the Company’s common stock at a rate of $0.00179638 per share. As of August 31, 2021, and May 31, 2021, the outstanding balance on the Trillium Note was $1,067,500 and $1,104,500.

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

On June 1, 2021, this Note maturity was extended to October 6, 2022. Upon this amendment the Company accounted for this modification as debt extinguishment and recorded a net gain of $383,819 in the consolidated statements of operations for the period ended August 31, 2021.

On August 19, 2021, 3a entered into a Securities Exchange Agreement as discussed below.

As of August 31, 2021 and May 31, 2021 the total unamortized debt discount related to the 3a SPA was $632,126 and $391,757, respectively. During the three months ended August 31, 2021, the Company recorded amortization of debt discount totaling $143,450.

During the three months ended August 31, 2021, a noteholder converted $71,855 in convertible notes into 40,000,000 shares of the Company’s common stock at a rate of $0.00179638 per share. As of August 31, 2021 and May 31, 2021, the outstanding principal balance on the 3a Note was $1,039,145 and $1,111,000, respectively.

Trillium and 3a January Convertible Notes

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

The Notes mature on January 28, 2022 (the “Maturity Date”) and are convertible at any time. The conversion price of the Note is $0.0032 (the “Conversion Price”). The Company determined the fair value of the warrant using the Black-Scholes model and recorded an adjustment to the carrying value of the note liability with an equal and offsetting adjustment to Stockholders Equity. beneficial conversion feature for both Notes was valued at $1,666,666.

On June 1, 2021, maturity of these Notes was extended to January 28, 2023. Upon this amendment the Company accounted for this modification as debt extinguishment and recorded a net gain of $247,586.

On August 19, 2021, investors entered into a Securities Exchange Agreement as discussed below.

As of August 31, 2021 and May 31, 2021 the total unamortized debt discount related these Notes was $1,369,728 and $1,215,526 as of August 31, 2021 and May 31, 2021, respectively. During the three months ended August 31, 2021, the Company recorded amortization of debt discount totaling $462,100 and as of August 31, 2021, and May 31, 2021, the outstanding balance on these convertible notes was $1,833,334.

Covenants

As of August 31, 2021 and May 31, 2020, the Company was in compliance with all covenants and debt agreements except for Trillium and 3a where the Company was deemed to be in default. On January 29, 2021, the Company and the investors (Trillium and 3a) entered into a waiver agreement which waived any and all defaults underlying the 3a, Trillium and 3a SPA’s and the Trillium and 3a Notes for a period of six months. Subsequently, the Company signed the Securities Exchange Agreement extending this waiver until a Termination Date event as described below.

Securities Exchange Agreement

On August 4, 2021, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with the investors (Trillium and 3a) holding the above listed notes and warrants of the Company (each, including its successors and assigns, a “Holder” and collectively the “Holders”). Pursuant to the Exchange Agreement, the Company agreed to issue, and the Holders agreed to acquire the New Securities (as defined herein) in exchange for the Surrendered Securities (the “Old Notes” defined as October and January Notes and Warrants in the Exchange Agreement). “New Securities” means a number of Exchange Shares (as defined in the Exchange Agreement) determined by applying the Exchange Ratio (as defined in the Exchange Agreement) upon consummation of a registered public offering of shares of the Company’s Common Stock (and warrants if included in such financing), at a valuation of not less than $200,000,000.00 pre-money, pursuant to which the Company receives gross proceeds of not less than $20,000,000 and the Company’s Trading Market is a National Securities Exchange (the “Qualified Financing”).

To extent that any events that have occurred prior to the date hereof that could have resulted in an event of default under the Old Notes the Holders hereby waive the occurrence of any such event of default. From the date hereof through the earlier of date of (i) the Closing of the Exchange, or (ii) the Termination Date, the Holders agree to forebear from declaring any such event of default and further agree that will not take any steps to collect on the Old Notes and collect any liquidated damages owed under the Old Registration Rights Agreement (“RRA”). In the event the Exchange closes on or before the Termination Date, the defaults under the Old Notes will be permanently waived and any liquidated damages accrued under the Old RRAs will be forgiven. If the Exchange does not close on or before the Termination Date, the Company will be required to pay all the liquidated damages accrued under the Old RRAs as if this Agreement was never executed and the Holders will be entitled to all of the rights and remedies under the Old Transaction Documents.

Future maturities related to the above promissory notes, notes payable and convertible notes are as follows:

Twelve Months Ending August 31,
2022	$2,963,874
2023	4,557,084
2024	8,772
2025	8,772
2026	8,772
Thereafter	108,338
7,655,612
Less: current portion	(2,963,874)
Less: unamortized discount	(2,001,853)
$2,689,885

6.	RELATED PARTY TRANSACTIONS

Related party debt consisted of the following:

	August 31, 2021	May 31, 2021

Due to Frangipani Trade Services (1)	$903,927	$903,927
Due to employee (2)	55,000	60,000
Due to employee (3)	122,216	149,996
	1,081,143	1,113,923
Less: current portion	(392,975)	(397,975)
	$688,168	$715,948

(1)	Due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO, is due on demand and is non-interest bearing. The principal amount of this Promissory Note bears no interest; provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to six percent (6%) per annum. The principal amount is due and payable in six payments of $150,655 the first payment due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment.

(4)	On May 29, 2020, the Company entered into a $90,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $2,500 from the date of closing.

(5)	On May 29, 2020, the Company entered into a $200,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $5,556 from the date of closing.

Consulting Agreements

Unique entered into a Consulting Services Agreement on May 29, 2020 for a term of three years with Great Eagle Freight Limited (“Great Eagle” or “GEFD”), a Hong Kong Company (the “Consulting Services Agreement”).where the Company pays $500,000 per year until the expiration of the agreement on May 28, 2023. The fair value of the services was determined to be less than the cash payments and the difference was recorded as Contingent Liability on the consolidated balance sheets and amortized over the life of the agreement. Unique paid $250,000 during the year ended May 31, 2021, and amortized balances were $494,670 and $565,338 as of August 31, 2021 and May 31, 2021, respectively.

The Company utilizes financial reporting services from the firm owned and controlled by David Briones, a member of the Board of Directors. The service fees are $5,000 per month. Total fees were $15,000 and none for three months ended August 31, 2021 and 2020, respectively.

Accounts Receivable - trade and Accounts Payable - trade

Transactions with related parties account for $ 923,597 and $20,720,115 of accounts receivable and accounts payable as of August 31, 2021, respectively compared to $1,274,250 and $10,839,224 of accounts receivable and accounts payable as of May 31, 2021.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three months ended August 31, 2021, these transactions represented $0.3 million of revenue.

Direct costs are services billed to the Company by related parties for shipping activities. For the three months ended August 31, 2021, these transactions represented $29.3 million of total direct costs.

7.	RETIREMENT PLANS

We have two savings plans that qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a portion of their salary into the savings plans, subject to certain limitations. In one of which the Company has the discretionary option of matching employee contributions and in the other the Company matches 20% on the first 100% contribution. In either Plan, employees can contribute 1% to 98% of gross salary up to a maximum permitted by law. The Company recorded expense of $56,321 and $0 for the three months ended August 31, 2021 and 2020, respectively.

8.	STOCKHOLDERS’ EQUITY

Common Stock

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

Preferred Shares

Series B Convertible Preferred

On August 13, 2021, Unique Logistics International, Inc. (the “Company”) issued 125,692,224 shares of the Company’s common stock (the “Preferred Conversion Shares”) pursuant to the conversion of 19,200 shares of Series B Convertible Preferred Stock held by Frangipani Trade Services Inc, an entity 100% owned by the Company’s Chief Executive Officer.

Warrants

The following is a summary of the Company’s warrant activity:

		Weighted Average
	Warrants	Exercise Price
Outstanding – May 31, 2021	1,140,956,904	$0.002
Exercisable – May 31, 2021	1,140,956,904	$0.002
Granted	-	$-
Outstanding – August 31, 2021	1,140,956,904	$0.002
Exercisable – August 31, 2021	1,140,956,904	$0.002

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.002	1,140,956,904	4.11	$0.002	1,140,956,904	$0.002

At August 31, 2021, the total intrinsic value of warrants outstanding and exercisable was $54,827,543.

9.	COMMITMENTS AND CONTINGENCIES

Pending acquisitions

On August 23, 2021, the Company and Unique Logistics Limited, Hong Kong (“ULHK”) entered into a Non-Binding Term Sheet for the Company’s purchase from ULHK of (i) 65% of the capital stock of Unique Logistics International India (Private) Ltd.; (ii) 50% of the capital stock of ULI (North & East China) Company Limited; (iii) 50% of the capital stock of Unique Logistics International (Shanghai) Co. Ltd; (iv) 50% of the capital stock of ULI International Co. Ltd.; (v) 49.99% of TGF Unique Limited; (vi) 100% of the capital stock of Unique Logistics International (H.K.) Limited; (vii) 65% of the capital stock of Unique Logistics International (Vietnam) Co. Ltd.; (viii) 70% of the capital stock of ULI (South China) Limited; (ix) 100% of the capital stock of Unique Logistics International (South China) Ltd.; and (x) 100 of the capital stock of Shenzhen Unique Logistics Limited (collectively the “ULHK Entities”). The initial purchase price, subject to adjustment, to be paid for the ULHK Entities is $22,000,000 payable as follows (i) $210,000,000 payable at closing (ii) $1,000,000 in the form of a zero interest 24-month promissory note. Seller shall also be entitled to an additional $2,500,000 payable (the “Earn-Out Payment”) by March 31, 2023, in the event that ULHK Entities EBITDA exceeds $5,000,000 for the calendar year of 2022. Should ULHK Entities EBITDA be less than $5,000,000 but more than $4,500,000 for the 2022 calendar year, the Earn-Out Payment will be adjusted to $2,000,000. No Earn-Out will be paid if the EBITDA of the ULHK Entities is less than $4,500,000 for the 2022 calendar year.

The purchase of ULHK Entities is subject to, among other things, due diligence, receipt and review of definitive agreements, receipt of certain regulatory approvals, audited financial statements, material third part consents and consent of minority shareholders of ULHK Entities

Litigation

From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business. There are no claims or actions pending or threatened against the Company that, if adversely determined, would in the Company’s management’s judgment have a material adverse effect on the Company.

Leases

The Company leases office space, warehouse facilities and equipment under non-cancellable lease agreements expiring on various dates through October 2028. Office leases contain provisions for future rent increases. The Company adopted ASC 842 from inception, requiring the Company to recognize an asset and liability on the consolidated balance sheets for lease arrangements with terms longer than 12 months. The Company has elected the practical expedient to not apply the recognition requirement to leases with a term of less than one year (short term leases). The Company uses its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is based on the estimated interest rate the Company could obtain for borrowing over a similar term of the lease at commencement date. Rental escalations, renewal options and termination options, when applicable, have been factored into the Company’s determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts. Variable payments related to pass-through costs for maintenance, taxes and insurance or adjustments based on an index such as Consumer Price Index are not included in the measurement of the lease liability or asset and are expensed as incurred.

The components of lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	August 31, 2021	August 31, 2020
Operating lease	$362,201	$346,702
Interest on lease liabilities	52,384	50,741
Total net lease cost	$414,585	$397,443

Supplemental balance sheet information related to leases was as follows:

	August 31, 2021	May 31, 2021

Operating leases:
Operating lease ROU assets – net	$3,435,326	$3,797,527

Current operating lease liabilities, included in current liabilities	$1,481,602	$1,466,409
Noncurrent operating lease liabilities, included in long-term liabilities	2,064,121	2,431,144
Total operating lease liabilities	$3,545,723	$3,897,553

Supplemental cash flow and other information related to leases was as follows:

	For the Three Months Ended August 31, 2021	For the Three Months Ended August 31, 2020

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$223,242
Weighted average remaining lease term (in years):
Operating leases	3.95	4.45
Weighted average discount rate:
Operating leases	4.25%	4.25%

As of August 31, 2021, future minimum lease payments under noncancelable operating leases are as follows:

Twelve Months Ending August 31,
2022	$1,569,738
2023	696,262
2024	507,321
2025	423,985
2026	229,215
Thereafter	420,309
Total lease payments	3,846,830
Less: imputed interest	(311,107)
Total lease obligations	$3,535,723

10.	INCOME TAX PROVISION

The income tax expense consists of the following:

	August 31, 2021	August 31, 2020
Federal
Current	$457,000	$-
Deferred	65,448	-
State and Local		-
Current	102,000	-
Deferred	14,552	-
Income tax expense	$639,000	$-

The expected tax expense based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Three Months Ended August 31, 2021	For the Three Months Ended August 31, 2020
US Federal statutory rate (%)	21%	21%
State income tax, net of federal benefit	7%	4%
Change in valuation allowance	(2)%	(25)%
Other permanent differences, net	5%	-
Income tax provision (%)	31%	-

As of August 31, 2020, the Company recorded a full valuation allowance against the deferred tax assets due to insufficient evidence to support the utilization of these benefits.

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were available to be issued. Based on this evaluation, the Company has identified the following reportable subsequent events other than those disclosed elsewhere in these condensed consolidated financial statements.

Purchase Money Financing

On September 8, 2021 (the “Effective Date”), the Company entered into a Purchase Money Financing Agreement (the “Financing Agreement”) with Corefund Capital, LLC (“Corefund”) in order to enable the Company to finance additional cargo charter flights for the peak shipping season.

Pursuant to the Financing Agreement, the Company may, from time to time, request financing from Corefund to enable the Company to engage Company’s suppliers to provide chartered cargo flights for the Company’s clients. The Company may also request that Corefund tender payments directly to a supplier. Corefund requires payments from a buyer to be made to a Deposit Account Control Agreement account at an agreed upon bank where Corefund is the sole director and accessor to the account for the term of the relationship.

As collateral securing its obligations under the Financing Agreement, the Company granted Corefund a continuing security interest in all of the Company’s now owned and hereafter acquired Accounts Receivable (“Collateral”) subject to the security interest granted pursuant to that certain Revolving Purchase, Loan and Security Agreement, dated as of June 2, 2021. Immediately upon an Event of Default (as defined in the Financing Agreement), all outstanding obligations shall accrue interest at the rate of 0.1% (one-tenth of one percent) per day. If the Company substantially ceases operating as a going concern, and the proceeds of the Collateral created after the occurrence of an Event of Default (the “Default”) are in excess of the obligations at the time of Default, the Company shall pay to Corefund a liquidation success premium of 10 percent of the amount of such excess. The Financing Agreement contains ordinary and customary provisions for agreements and documents of this nature, such as representations, warranties, covenants, and indemnification obligations, as applicable.

Revolving credit facility

On September 17, 2021, the parties to the TBK Agreement entered into a Second Amendment to the TBK Agreement primarily to increase the credit facility from $40.0 million to 47.5 million for the period commencing on August 4, 2021 through and including January 31, 2022.

Amendment of a Note Payable

On September 23, 2021, the Company entered into a Second Amendment to the Amended and Restated Note (the “Second Amendment”) with the Investor pursuant to which the Company and the Investor agreed to extend the maturity date of the Amended and Restated Note in the amount of $1,000,000 (the “Trillium Note”) by deleting “October 31, 2021” in the first paragraph of the Amended and Restated Note and replacing the same with “December 31, 2021.”

New bridge notes

On October 1, 2021, the Company entered into a Securities Purchase Agreement with Trillium Partners LP and Carpathia LLC (each a “Buyer”) pursuant to which the Company issued to each Buyer a Note in the aggregate principal amount of $1,000,000, respectively, for a total of $2,000,000 (collectively the “Notes”). The Notes mature on March 31, 2022 (the “Maturity Date”). Interest on this Notes shall initially accrue on the outstanding Principal Amount (as defined therein) at a rate equal to twelve (12) % per annum during the first 120 calendar days following the issuance date of this Note (“Issue Date”). Commencing 121 days following the Issue Date and continuing thereafter, absent an Event of Default, interest shall accrue on the outstanding Principal Amount at a rate equal to eighteen (18) % per annum. The Principal Amount and all accrued Interest shall become due and payable on the Maturity Date. Upon the occurrence of any Event of Default, including at any time following the Maturity Date, a default interest rate equal to twenty four percent (24%) per annum shall be in effect as to all unpaid principal then outstanding. The Company shall pay a minimum interest payment equal to twelve percent (12%) on the Principal Amount, or $120,000 (“Minimum Interest Payment”). The Company may prepay the Notes at any time in whole or in part by making a payment equal to (a) the Principal Amount owed under the Notes plus (b) the greater of: (i) all accrued and unpaid interest, or (ii) the Minimum Interest Payment.

Note Conversion

On September 28, 2021, a noteholder converted $ 53,054.86 in convertible notes (principal and interest) into 29,534,319 shares of the Company’s common stock at a rate of $0.00179638 per share.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report. The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. These risks include, by way of example and without limitation:

● The company provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract our primary market and adversely impact our operating results

●·We depend on operators of aircrafts, ships, trucks, ports and airports

● We derive a significant portion of our total revenues and net revenues from our largest customers

● Due to our dependence on a limited number of customers, we are subject to a concentration of credit risk

● Our earnings may be affected by seasonal changes in the transportation industry

● Our business is affected by ever increasing regulations from a number of sources in the United States and in foreign locations in which we operate

● As a multinational corporation, we are subject to formal or informal investigations from governmental authorities or others in the countries in which we do business

● The global economy and capital and credit markets continue to experience uncertainty and volatility

● Our business is subject to significant seasonal fluctuations driven by market demands and each quarter is affected by seasonal trends.

● Our revenue and direct costs are subject to significant fluctuations depending on supply and demand for freight capacity.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Unique Logistics International, Inc. (formerly known as Innocap, Inc.), and our wholly subsidiaries, Unique Logistics International (ATL) LLC, a Georgia limited liability company (“UL ATL”), Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and Unique Logistics International (NYC) LLC, a Delaware limited liability company (“UL NYC”).”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Business Overview

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

Results of Operations

Revenue

The Company’s recorded total revenue from operations for the three months ended August 31, 2021 and 2020 in the amounts of $189.8 million and $57.4 million, respectively. This increase represents management’s success in combining the acquired entities, achievement of synergies, as well as significant increase in a number of customers, shipping volumes and the market prices, for both air and ocean freight services. Management is also projecting strong demand for international logistics services driven by a recovering US economy. The Company is in a strong position to deliver on its strategy, ensuring growth both organically and through acquisitions in strategic geographic areas of our business.

Costs and Operating Expenses

Costs and operating expenses were $186.6 million for the three months ended August 31, 2021, compared with $58.0 million for the three months ended August 31, 2020. This increase in cost was attributable to a significant increase in shipping volume and market prices. The Company is focused on product gross margins and is anticipating to retain and improve its margins as it continues to grow its customer base.

Other Income (Expense)

Other income (expense) is comprised of interest expense, gain on forgiveness of promissory notes, gain on extinguishment of debt and Amortization of debt discount on convertible notes. During the three months ended August 31, 2021, interest expense and bank fees totalled approximately $1.3 million. The Company recorded approximately $0.4 million amortization of debt discount related to the convertible notes and approximately $0.8 million on extinguishment of debt. In addition, during the three months ended August 31, 2021, the Company was granted forgiveness of the Paycheck Protection Program loans under the CARES Act, (the “PPP Loan”) and recorded a gain on forgiveness of approximately $0.4 million.

Net Income (Loss)

Net income was $2.0 million for the three months ended August 31, 2021, compared to a net loss of $0.6 million for the three months ended August 31, 2020. The change was primarily due to the Company’s management successfully combining acquired entities, achieved synergies, and strategically growing new business.

Adjusted EBITDA

We define adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, factoring fees, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Consolidated adjusted EBITDA for the three months ended August 31, 2021 was approximately $3.4 million, an compared to $0.1 million for the three months ended August 31, 2020.

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

Following is the reconciliation of our consolidated net income to adjusted EBITDA:

	For the Three Months Ended August 31, 2021	For the Three Months Ended August 31, 2020
Net income (loss)	$2,023,416	$(601,171)

Add Back:
Income tax expense	634,459	16,694
Depreciation and amortization	193,797	190,819
Stock-based compensation	-	-
Gain on forgiveness of promissory notes	(358,236)	-
Gain on extinguishment of convertible notes	(780,050)	-
Factoring fees	27,000	474,060
Interest expense (including accretion of debt discount)	1,675,759	32,439

Adjusted EBITDA	$3,416,145	$112,841

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued.

From the inception, the Company experienced negative working capital and adverse cash flows from operations, primarily due to significant business growth during the first twelve months in operations, entering new markets and products and repayment of an acquisition related debt. As of August 31, 2021, the Company had negative working capital of approximately $1.7 million compared with $3.5 million negative working capital as of May 31, 2021. These factors raise the risk of there being substantial doubt about the Company’s ability to continue as a going concern.

In response to such factors, the Company’s plans to alleviate the risk of substantial doubt are

●	Repaid significant portion of its acquisition related debt during the year ended May 31, 2021
●	Entered into a Second Amendment to the TBK Agreement to increase the credit facility from $40.0 million to $47.5 million for the period through January 31, 2022
●	Entered into a Purchase Money Financing Agreement on September 8, 2021, with Corefund Capital, LLC to enable the Company to finance additional cargo charter flights for the peak shipping season.
●	Entered into an Exchange Agreement on August 4, 2021 to exchange all of its Convertible debt into shares of common stocks upon Financing Event (Note 5).

While we continue to execute our strategic plan, the Company is also in a process of evaluating several other liquidity-oriented options such as raising additional capital, increasing credit limits of the revolving credit facilities, reducing cost of debt, controlling expenditures, and improving its cash collection processes. While many of the aspects of the Company’s plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful which could have a material adverse effect on our operating results, financial condition, and liquidity.

As of August 31, 2021, we expect to meet our liquidity needs for the next twelve months with cash and cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

The following table summarizes total current assets, liabilities and working capital at August 31, 2021 compared to May 31, 2021:

	August 31, 2021	May 31, 2021	Change
Current Assets	$119,575,786	$52,400,799	$67,174,987
Current Liabilities	$121,288,046	$55,929,942	$65,358,104
Working Capital Deficit	$(1,712,260)	$(3,529,143)	$(1,816,883)

Increase in current assets is primarily due to an increase in trade accounts receivable, approximately $49.8 million as a result of increase in sales as well as a repurchase of approximately $31.5 million of own accounts receivable from the Factor previously accounted off balance sheet. An increase in contract assets of approximately $25.0 million related to company’s revenue recognition policy “over time” for shipments in transit. A decrease in factoring reserve $7.6 million is a result of replacing factoring arrangements with a revolving line of credit on June 1, 2021.

Increase in current liabilities is primarily due to increase in trade accounts payables and addition of a revolving line of credit. Significant increase in customer orders led to increase in accounts payable of approximately $6.0 million, increase in accrued expenses and other current liabilities of approximately $4.4 million, an increase in accrued contact liabilities of $14.7 million for the freight in transit, an increase in the outstanding balance on the line of credit of $39.5 million and an increase in the current portion of notes payable by $0.7 million related to cash received from an investor in contemplation of issuance of a $1.0 million short term note.

	For the Three Months Ended, August 31, 2021	For the Three Months Ended, August 31, 2020	Change
Net cash used in by operating activities	$(40,400,646)	$(945,839)	$(39,454,807)
Net cash used in investing activities	$(24,199)	$-	$(24,199)
Net cash used in financing activities	$40,468,637	$80,000	$40,388,637
Net increase (decrease) in cash and cash equivalents	$43,792	$(865,839)	$909,631

Operating activities used cash of $40.4 million for the three months ended August 31, 2021 compared to net cash used by operations of $0.9 million for the three months ended August 31, 2020. Primary reason for cash used for the three months ended August 31, 2021, was a significant increase in accounts receivables, reflecting repurchase of trade receivables from a factor taking advantage of a better interest rate on Company’s new revolving credit facility. This cash outlays were balanced by a corresponding increase in accounts payable, reflecting company’s ability to finance operations through extended credit with diverse network of suppliers, partners and shipping companies.

Investing activities used cash of $24,199 for the three months ended August 31, 2021 compared to $0 for the three months ended August 31, 2020. During the three months ended August 31, 2021, investing activities consisted of purchasing office equipment.

Financing activities provided cash of $40.5 million for the three months ended August 31, 2021 and were the result of receiving aggregate gross proceeds of $1.0 million from an investor in exchange for a contemplated note payable and net proceeds of $39.5 million from the line of credit facility in effect from June 1, 2021 used to repurchase factored trade receivables per above. These proceeds were offset by payments on notes payable and related party debt of $41,666 and $32,780, respectively.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, which took into consideration the recent acquisition and integration of three private companies, our Principal Executive Officer and Principal Financial Officer concluded as of August 31, 2021 that our disclosure controls and procedures were not effective and require remediation in order to be effective at the reasonable assurance level. Prior to the business combination, we have been a private company with limited accounting personnel and other resources with which we address our internal control over financial reporting. In connection with the audit of our financial statements as of and for the year ended May 31, 2021, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design and maintain an effective control environment commensurate with our financial reporting requirements, including (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience. Management’s general assessment of the above processes in light of the company’s size, maturity and complexity, as to the design and effectiveness of the internal controls over financial reporting is that the key controls and procedures in each of these processes provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended August 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is currently assessing a remediation plan and intends to implement such controls and procedures. Management intends to have the controls and procedures implemented and in place by May 31, 2022.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K and our other filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Index

		Incorporated by Reference
Number	Description	Form	Filing Date	Exhibit No.
4.1	Amendment No. 1 to Promissory Note, dated November 12, 2020, by and between Innocap, Inc., Unique Logistics Holdings, Inc. and Unique Logistics Holdings Limited	10-K	08/31/2021	4.6
4.2	Form of 10% Secured Subordinated Convertible Note	10-K	08/31/2021	4.7
4.3	Second Amendment to Amended and Restated Promissory Note entered into as of September 23, 2021 by and between Unique Logistics International Inc. and Trillium Partners, L.P	8-K	09/28/2021	4.1
4.4*	Exchange Agreement between Company and certain holders of notes and warrants of the Company, 3a Capital Establishment and Trillium Partners, LP dated August 19, 2021
4.5*	Form of Leak-Out Agreement
10.1*	August 2021 Registration Rights Agreement
10.2	First Amendment to Revolving Purchase, Loan and Security Agreement entered into as of August 4, 2021 by and among Unique Logistics International, Inc., Unique Logistics Holdings, Inc., Unique Logistics International (NYC) LLC, Unique Logistics International (BOS), Inc. and TBK Bank, SSB	8-K	08/09/2021	10.1
10.3	Purchase Money Financing Agreement between Unique Logistics International, Inc and Corefund Capital, LLC	8-K	08/09/2021	10.1
10.4	Second Amendment to Revolving Purchase, Loan and Security Agreement entered into as of August 4, 2021 by and among Unique Logistics International, Inc., Unique Logistics Holdings, Inc., Unique Logistics International (NYC) LLC, Unique Logistics International (BOS), Inc. and TBK Bank, SSB	8-K	09/22/2021	10.1
10.5	Form Purchase Agreement	10-K	08/31/2021	10.8
10.6	Form Registration Rights Agreement	10-K	08/31/2021	10.9
10.7	Form Security Agreement	10-K	08/31/2021	10.10
10.8	Form Guaranty Agreement	10-K	08/31/2021	10.11
10.9	Form Waiver	10-K	08/31/2021	10.12
10.10**	Employment Agreement By and between the Company and Eli Kay dated August 11, 2021	8-K	08/11/2021	10.1
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eli Kay
Eli Kay
Chief Financial Officer (Principal Financial Officer)

October 18, 2021

