Form 10-Q
period 2021-11-30
UNIQUE LOGISTICS INTERNATIONAL INC
filed 2022-01-14
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-50612

UNIQUE LOGISTICS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	01-0721929
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

154-09 146th Ave Jamaica, NY	11434
(Address of Principal Executive Offices)	(Zip Code)

678-365-6004

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	None	None

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

As of January 14, 2022, there were 655,781,078 shares of the registrant’s common stock outstanding.

UNIQUE LOGISTICS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMEBR 30, 2021

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2021	May 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$840,756	$252,615
Accounts receivable – trade, net	142,577,549	20,369,747
Contract assets	50,004,259	23,423,314
Factoring reserve	-	7,593,665
Other prepaid expenses and current assets	980,779	761,458
Total current assets	194,403,343	52,400,799

Property and equipment – net	200,721	192,092

Other long-term assets:
Goodwill	4,463,129	4,463,129
Intangible assets – net	7,691,279	8,044,853
Operating lease right-of-use assets – net	3,087,387	3,797,527
Deposits and other assets	879,362	555,362
Other long-term assets	16,121,157	16,860,871
Total assets	$210,725,221	$69,453,762

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable – trade	$75,885,954	$38,992,846
Accrued expenses and other current liabilities	10,710,006	2,383,915
Accrued freight	49,337,707	10,403,430
Contract liabilities	20,331,879	-
Revolving credit facility	29,833,248	-
Current portion of notes payable – net of discount	3,918,339	2,285,367
Current portion of long-term debt due to related parties	198,933	397,975
Current portion of operating lease liability	1,399,186	1,466,409
Total current liabilities	191,615,252	55,929,942

Other long-term liabilities	424,002	565,338
Long-term-debt due to related parties, net of current portion	699,334	715,948
Notes payable, net of current portion – net of discount	2,812,704	3,193,306
Operating lease liability, net of current portion	1,799,273	2,431,144
Total long-term liabilities	5,735,313	6,905,736

Total liabilities	197,350,565	62,835,678

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 130,000 issued and outstanding as of November 30, 2021 and May 31, 2021	130	130
Series B Convertible Preferred stock, $0.001 par value; 820,800 and 840,000 shares issued and outstanding as of November 30, 2021 and May 31, 2021, respectively	821	840

Common stock, $0.001 par value; 800,000,000 shares authorized; 655,781,078 and 393,742,663 shares issued and outstanding as of November 30, 2021 and May 31, 2021, respectively	655,782	393,743
Additional paid-in capital	4,889,295	4,906,384
Retained earnings	7,828,628	1,316,987
Total Stockholders’ Equity	13,374,656	6,618,084
Total Liabilities and Stockholders’ Equity	$210,725,221	$69,453,762

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2021	2020	2021	2020

Revenues:
Airfreight services	$275,070,204	$72,388,144	$327,232,845	$89,887,028
Ocean freight and ocean services	115,421,970	42,601,314	238,722,728	73,254,180
Contract logistics	1,211,056	838,853	1,933,720	1,527,563
Customs brokerage and other services	13,727,459	8,811,109	27,313,256	17,385,916
Total revenues	405,430,689	124,639,420	595,202,549	182,054,687

Costs and operating expenses:
Airfreight services	269,019,226	68,891,139	320,645,001	85,628,080
Ocean freight and ocean services	107,173,955	38,726,139	223,761,697	66,592,372
Contract logistics	679,426	297,758	1,069,826	561,826
Customs brokerage and other services	12,393,603	8,357,835	25,318,695	16,502,717
Salaries and related costs	2,817,938	2,191,247	5,569,318	4,292,136
Professional fees	184,459	228,739	478,326	658,480
Rent and occupancy	489,770	442,605	969,979	901,116
Selling and promotion	2,659,490	846,883	3,692,618	1,898,311
Depreciation and amortization	194,875	191,398	388,672	382,311
Fees on factoring agreements	-	1,410,203	27,000	1,884,263
Other	1,154,945	16,190	1,423,067	238,889
Total costs and operating expenses	396,767,687	121,600,136	583,344,199	179,540,407

Income from operations	8,663,002	3,039,284	11,858,350	2,514,280

Other income (expenses)
Interest expense, net	(1,881,201)	(28,474)	(3,171,480)	(60,913)
Amortization of debt discount	(391,035)	(175,266)	(776,515)	(175,266)
Gain (loss) on extinguishment of convertible notes payable	-	(1,147,856)	780,050	(1,147,856)
Gain on forgiveness of promissory note	-	-	358,236	-
Total other income (expenses)	(2,272,236)	(1,351,596)	(2,809,709)	(1,384,035)

Net income before income tax provision	6,390,766	1,687,688	9,048,641	1,130,245

Income tax provision	1,902,541	290,505	2,537,000	307,199

Net income	$4,488,225	$1,397,183	$6,511,641	$823,046

Net income per common share
– basic	$0.00	$0.00	$0.00	$0.00
– diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding
– basic	1,764,049,961	1,393,560,488	1,687,489,133	1,308,705,539
– diluted	10,899,465,407	9,306,568,440	10,822,904,579	9,221,713,491

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

For the Six Months Ended November 30, 2021

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, June 1, 2021	130,000	$130	840,000	$840	393,742,663	$393,743	$4,906,384	$1,316,987	$6,618,084

Conversion of Preferred B to Common Stock	-	-	(19,200)	(19)	125,692,224	125,692	(125,673)	-	-

Issuance of Common Stock for the conversion of notes and accrued interest	-	-	-	-	83,811,872	83,812	66,746	-	150,558

Net income	-	-	-	-	-	-	-	2,023,416	2,023,416

Balance, August 31, 2021	130,000	$130	820,800	$821	603,246,759	$603,247	$4,847,457	$3,340,403	$8,792,058

Issuance of Common Stock for the conversion of notes and accrued interest	-	-	-	-	52,534,319	52,534	41,838	-	94,372

Net income	-	-	-	-	-	-	-	4,488,225	4,488,225

Balance, November 30, 2021	130,000	$130	820,800	$821	655,781,078	$655,782	$4,889,295	$7,828,628	$13,374,656

For the Six Months Ended November 30, 2020

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 1, 2020	130,000	$130	870,000	$870	-	$-	$1,523,811	$(408,510)	$1,116,301

Net loss	-	-	-	-	-	-	-	(574,137)	(574,137)

Balance, August 31, 2020	130,000	$130	870,000	$870	-	$-	$1,523,811	$(982,647)	$542,164

Issuance of Common Stock for services rendered	-	-	-	-	27,833,754	27,834	22,166	-	50,000

Conversion of Preferred B to Common Stock	-	-	(30,000)	(30)	196,394,100	196,394	(196,364)	-	-

Recapitalization upon acquisition - net	-	-	-	-	133,601,511	133,602	(179,340)	-	(45,738)

Warrants issued with convertible notes	-	-	-	-	-	-	1,126,497	-	1,126,497

Beneficial conversion feature of convertible notes	-	-	-	-	-	-	873,503	-	873,503

Net income	-	-	-	-	-	-	-	1,397,183	1,397,183

Balance, November 30, 2020	130,000	$130	840,000	$840	357,829,365	$357,830	$3,170,273	$414,536	$3,943,609

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended November 30, 2021	For the Six Months Ended November 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,511,641	$823,046
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	388,672	382,217
Amortization of debt discount	776,515	175,356
Amortization of right of use assets	710,140	693,404
Share-based compensation	-	50,000
Bad debt expense	850,000	60,000
Gain on forgiveness of note payable	(358,236)	-
(Gain) loss on extinguishment of convertible notes payable	(780,050)	1,147,856
Change in deferred tax asset	(304,000)	(221,000)
Accretion of consulting agreement	(141,336)	(141,336)
Changes in operating assets and liabilities:
Accounts receivable - trade	(123,057,802)	(19,555,154)
Contract assets	(26,580,945)	(7,362,508)
Factoring reserve	7,593,665	(7,284,449)
Other prepaid expenses and current assets	(219,321)	9,666
Deposits and other assets	(20,000)	1,042
Accounts payable - trade	36,893,108	27,528,499
Accrued expenses and other current liabilities	8,764,328	(1,976,209)
Accrued freight	38,934,277	6,880,696
Contract liabilities	20,331,879	-
Operating lease liability	(699,094)	(639,338)
Net Cash (Used in) Provided by Operating Activities	(30,406,559)	571,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,727)	(15,026)
Net Cash Used in Investing Activities	(43,727)	(15,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,000,000	150,000
Repayments of notes payable	(579,165)	(429,165)
Repayments of long-term debt due to related parties	(215,656)	(44,000)
Proceeds from convertible notes payable	-	2,000,000
Borrowings on revolving credit facility, net	29,833,248	-
Cash paid for debt issuance costs	-	(50,000)
Net Cash Provided by Financing Activities	31,038,427	1,626,835

Net change in cash and cash equivalents	588,141	2,183,597

Cash and cash equivalents - Beginning of Period	252,615	1,349,363
Cash and cash equivalents - End of Period	$840,756	$3,532,960
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$422,836	$16,199
Interest	$601,377	$-
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series B Preferred to Common Stock	$125,673	$-
Issuance of common stock for the conversion of principal net of accrued interest capitalized to principal to Notes Payable	$193,306	$-
Operating asset and liability	$-	$223,242
Fair value of warrants issued with convertible notes	$-	$1,126,497
Beneficial conversion feature of convertible notes	$-	$873,503

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2021

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unique Logistics International, Inc. (the “Company” or “Unique”) is a global logistics and freight forwarding company. The Company currently operates via its wholly owned subsidiaries, Unique Logistics International (NYC), LLC, a Delaware limited liability company (“UL NYC”), and Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”), (collectively the “UL US Entities”). The Company provides a range of international logistics services that enable its customers to outsource sections of their supply chain process. This range of services can be categorized as follows:

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

From the inception the Company experienced adverse cash flows from operations, primarily due to significant business growth since inception, entering new markets and products and repayment of an acquisition related debt. As of November 30, 2021, the Company had working capital of approximately $2.8 million compared with $3.5 million negative working capital as of May 31, 2021. Liquidity fluctuations may raise the risk of there being substantial doubt about the Company’s ability to continue as a going concern.

In response to such factors, the Company’s took steps to alleviate the risk of substantial doubt by

●	Repayment of significant portion of its acquisition related debt.
●	Entering a Second Amendment to the TBK Agreement to increase the credit facility from $40.0 million to $47.5 million for the period through January 31, 2022.
●	Entering into a Purchase Money Financing Agreement on September 8, 2021, with Corefund Capital, LLC to enable the Company to finance additional cargo charter flights for the peak shipping season.
●	Entering into an Exchange Agreement on August 4, 2021 and into the Amendment to the Exchange Agreement on December 10, 2021 to exchange all of its Convertible debt into shares of common stock.

The Company also is preparing to raise additional funds through an uplisting on a major securities exchange in early 2022. The funds would be used for acquisitions and partially for operating capital.

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

The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The extent of the impact of COVID-19 on our operational and financial performance will depend on the effect on our shippers and carriers, all of which are uncertain and cannot be predicted. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results. The Company has experienced increased air and ocean freight rates due to overall cargo restraints imposed by shippers and carriers and is in a position to pass these cost increases directly to the customers without significantly affecting its margins.

Due to impacts from the COVID-19 pandemic and the uncertain pace of recovery, seasonal variations in the availability of air and ocean carriers, the volatility of fuel prices and other supply and demand related factors, operating results for the three and six months ended November 30, 2021 are not necessarily indicative of operating results for the entire year.

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

As of November 30, 2021, we expect to alleviate our going concern needs for at least the next twelve months from the time these financial statements are made available with existing cash and cash equivalents and cash flows from operations. The Company expects to meet its long-term liquidity needs with cash flows from operations and financing arrangements.

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

The Company utilizes market data or assumptions that market participants who are independent, knowledgeable and willing and able to transact would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, convertible notes, net and current portion of promissory loans approximate fair value due to their short-term nature as of November 30, 2021 and May 31, 2021. The carrying amount of the debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had no Level 3 assets or liabilities as of November 30, 2021, and May 31, 2021. There were no transfers between levels during the reporting period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. No loss has been experienced, and management believes it is not exposed to any significant risk on credit.

Accounts Receivable – Trade

Accounts receivable - trade from revenue transactions are based on invoiced prices which the Company expects to collect. In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company generally does not require collateral to support customer receivables. Accounts receivable - trade, as shown on the condensed consolidated balance sheets, is net of allowances when applicable. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the condensed consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, net of allowance for doubtful accounts. As of November 30, 2021 and May 31, 2021, the Company recorded an allowance for doubtful accounts of approximately $1,010,000 and $240,000, respectively.

Concentrations

Three major customers represented approximately 62% of accounts receivable as of November 30, 2021. Revenue by the significant customers were represented as follows:

Customer	For the Three Months Ended November 30, 2021	For the Three Months Ended November 30, 2020
A	54%	37%
B	10%	16%
C	8%	-
Total:	72%	53%

Customer	For the Six Months Ended November 30, 2021	For the Six Months Ended November 30, 2020
A	40%	33%
B	9%	16%
C	7%	-
Total:	56%	49%

Off Balance Sheet Arrangements

On August 30, 2021, the Company terminated its agreement with an unrelated third party (the “Factor”) for factoring of specific accounts receivable. The factoring under this agreement was treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflected the face value of the account less a fee, which is presented in costs and operating expenses on the Company’s condensed consolidated statements of operations in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in the condensed consolidated balance sheets. The Company reported the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s condensed consolidated statements of cash flows. The net principal balance of trade accounts receivable outstanding in the books of the factor under the factoring agreement was $31,747,702 as of May 31, 2021. On June 2, 2021 and on August 30, 2021, the Company repurchased all of its factored trade accounts receivables from the Factor, in the amounts of $31,596,215 and $1,415,445, respectively, utilizing its TBK revolving credit facility (See Note 5).

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

During the three months ended November 30, 2020, the Company factored accounts receivable invoices totaling approximately $73.8 million, pursuant to the Company’s factoring agreement, representing the face value of the invoices. During the six months ended November 30, 2021 and 2020, the Company factored accounts receivable invoices totaling approximately $4.3 million and $111.7 million, respectively, pursuant to the Company’s factoring agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred expenses totaling approximately $1,410,000, pursuant to the agreements for the three months ended November 30, 2020. The Company recognizes factoring costs upon disbursement of funds. The Company incurred expenses totaling approximately $27,000 and $1,884,000, pursuant to the agreements for the six months ended November 30, 2021 and 2020. Factoring expenses are presented in costs and operating expenses on the condensed consolidated statement of operations.

Income Taxes

The Company files a consolidated income tax return for federal and most state purposes.

Management has determined that there are no uncertain tax positions that would require recognition in the consolidated financial statements. If the Company were to incur an income tax liability in the future, interest and penalties on any income tax liability would be reported as interest expense. Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based on ongoing analysis of tax laws, regulations, and interpretations thereof as well as other factors. Generally, federal, state, and local authorities may examine the Company’s tax returns for three to four years from the filing date and the current and prior three to four years remain subject to examination as of December 31, 2020 for the UL US Entities, January 31, 2020 for the Company and May 31, 2020 for Unique Logistics Holdings, Inc.,(“UL HI”), a Delaware corporation, formed on October 28, 2019, for the purpose of conducting a management buyout of three United States subsidiaries majority owned by Unique Logistics Holdings Ltd., a Hong Kong company (“UL HK”).

The Company uses the assets and liability method of accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax basis. As of November 30, 2021 and May 31, 2021, the Company recognized a deferred tax asset of $568,000 and $264,000, respectively, which is included in deposits and other assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.

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

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received.

Significant Changes in Contract Asset and Contract Liability Balances for the six months ended November 30, 2021:

	Contract Assets Increase (Decrease)	Contract Liabilities (Increase) Decrease

Reclassification of the beginning contract liabilities to revenue, as the result of performance obligation satisfied	$-	$-
Cash Received in advance and not recognized as revenue	-	(20,331,879)
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(11,003,081)	-
Contract assets recognized, net reclassification to receivables	37,584,026	-
Net Change	$26,580,945	$(20,331,879)

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue by significant geographic area for the three and six months ended November 30, 2021 and 2020 based on origin of shipment (imports) or destination of shipment (exports):

	For the Three Months Ended November 30, 2021	For the Three Months Ended November 30, 2020
China, Hong Kong & Taiwan	$125,312,137	$58,742,573
Southeast Asia	164,883,397	40,546,168
United States	16,212,165	14,946,011
India Sub-continent	78,801,261	6,370,739
Other	20,221,729	4,033,929
Total revenue	$405,430,689	$124,639,420

	For the Six Months Ended November 30, 2021	For the Six Months Ended November 30, 2020
China, Hong Kong & Taiwan	$203,417,446	$95,051,241
Southeast Asia	240,260,018	49,678,000
United States	23,204,268	20,223,652
India Sub-continent	99,449,575	10,386,329
Other	28,871,242	6,715,465
Total revenue	$595,202,549	$182,054,687

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

	For the Three Months Ended
	November 30, 2021	November 30, 2020
Numerator:
Net income attributable to common stockholders	$4,488,225	1,397,183
Effect of dilutive securities:	391,035	175,356

Diluted net income	$4,879,260	$1,572,539

Denominator:
Weighted average common shares outstanding – basic	1,764,049,961	1,393,560,488

Dilutive securities (a):
Series A Preferred	1,316,157,000	1,177,041,100
Series B Preferred	5,499,034,800	5,499,034,800
Convertible notes	2,320,223,646	1,236,932,052
Warrants	-	-

Weighted average common shares outstanding and assumed conversion – diluted	10,899,465,407	9,306,568,440

Basic net income per common share	$0.00	$0.00

Diluted net income per common share	$0.00	$0.00

(a) - Anti-dilutive securities excluded:	-	-

	For the Six Months Ended
	November 30, 2021	November 30, 2020
Numerator:
Net income attributable to common stockholders	$6,511,641	823,046
Effect of dilutive securities:	776,515	175,356

Diluted net income	$7,288,156	$998,402

Denominator:
Weighted average common shares outstanding – basic	1,687,489,133	1,308,705,539

Dilutive securities (a):
Series A Preferred	1,316,157,000	1,177,041,100
Series B Preferred	5,499,034,800	5,499,034,800
Convertible notes	2,320,223,646	1,236,932,052
Warrants	-	-

Weighted average common shares outstanding and assumed conversion – diluted	10,822,904,579	9,221,713,491

Basic net income per common share	$0.00	$0.00

Diluted net income per common share	$0.00	$0.00

(a) - Anti-dilutive securities excluded:	-	-

2.	PROPERTY AND EQUIPMENT

Major classifications of property and equipment are summarized below:

	November 30, 2021	May 31, 2021

Furniture and fixtures	$97,716	$84,085
Computer equipment	135,746	108,479
Software	30,609	27,780
Leasehold improvements	27,146	27,146
	291,217	247,490
Less: accumulated depreciation	(90,496)	(55,398)
	$200,721	$192,092

Depreciation expense charged to income for the three months ended November 30, 2021 and 2020 amounted to $18,088 and $14,611. Depreciation expense charged to income for the six months ended November 30, 2021 and 2020 amounted to $35,098 and $28,643.

3.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	November 30, 2021	May 31, 2021

Trade names / trademarks	$806,000	$806,000
Customer relationships	7,633,000	7,633,000
Non-compete agreements	313,000	313,000
	8,752,000	8,752,000
Less: Accumulated amortization	(1,060,721)	(707,147)
	$7,691,279	$8,044,853

Amortizable intangible assets, including tradenames and non-compete agreements, are amortized on a straight-line basis over 3 to 10 years. Customer relationships are amortized on a straight-line basis over 12 to 15 years. For the three months ended November 30, 2021 and 2020, amortization expense related to the intangible assets was $176,787. For the six months ended November 30, 2021 and 2020, amortization expense related to the intangible assets was $353,574. As of November 30, 2021, the weighted average remaining useful lives of these assets was 7.83 years.

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve Months Ending November 30,
2022	$353,574
2023	707,148
2024	602,814
2025	602,814
2026	602,814
Thereafter	4,822,114
$7,691,279

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	November 30, 2021	May 31, 2021

Accrued salaries and related expenses	$351,021	$672,455
Accrued sales and marketing expense	2,067,913	539,810
Accrued professional fees	181,066	75,000
Accrued income tax	2,678,991	256,286
Accrued overdraft liabilities	5,065,419	790,364
Accrued interest expense	249,557	-
Other accrued expenses and current liabilities	116,039	50,000
	$10,710,006	$2,383,915

5.	FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consists of:

	November 30, 2021	May 31, 2021

Revolving Credit Facility	$29,833,248	$-
Promissory note (PPP)	-	358,236
Promissory notes (EIDL)	-	150,000
Notes payable	4,526,677	2,528,886
Convertible notes – net of discount of $1,656,792 and $1,607,283, respectively	2,204,366	2,441,551
	36,564,291	5,478,673
Less: current portion (1)	(33,751,587)	(2,285,367)
	$2,812,704	$3,193,306

(1)	As of November 30, 2021, a current portion of outstanding debt is represented by a revolving line of credit in the amount of $29,833,248 and of a current portion of the notes payable in the amount of $3,918,339.

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

Notes Payable

On May 29, 2020, the Company entered into a $1,825,000 note payable as part of the acquisition related to UL ATL. The loan bears a zero percent interest rate and has a maturity of three years, or May 29, 2023. The agreement calls for six semi-annual payments of $304,166.67, for which the first payment was due on November 29, 2020. As of November 30, 2021, and May 31, 2021, the outstanding balance due under the note was $912,500 and $1,825,000, respectively.

On May 29, 2020, the Company entered into a non-compete, non-solicitation and non-disclosure agreement with a former owner of UL ATL. The amount payable under the agreement is $500,000 over a three-year period. The agreement calls for twenty-four monthly non-interest-bearing payments of $20,833.33 with the first payment on June 29, 2020. As of November 30, 2021, and May 31, 2021, the outstanding balance due under the agreement was $125,006 and $500,000, respectively.

On March 19, 2021 the Company issued to an accredited investor a 10% promissory note in the principal aggregate amount of $1,000,000 (the “Trillium Note”) due and payable in 30 days. The Company received aggregate gross proceeds of $1,000,000. On April 7, 2021, the Company entered into an Amended and Restated Promissory Note (the “Amended and Restated Note”) superseding and replacing the Original Note. The Amended and Restated Note is in the principal aggregate amount of $1,000,000 and bears interest at a rate of a guaranteed 7.5% or $75,000 at maturity. The Amended and Restated Note matures on June 15, 2021. On September 23, 2021, the Company further amended the Amended and Restated Note pursuant to which the Company and Trillium agreed to extend the maturity date of the Amended and Restated Note to December 31, 2021. As of November 30, 2021, and May 31, 2021, the outstanding balance due under the agreement was $1,249,166 and $1,062,215, respectively.

On October 1, 2021, the Company entered into a Securities Purchase Agreement with Trillium Partners LP and Carpathia LLC (each a “Buyer”) pursuant to which the Company issued to each Buyer a Note in the aggregate principal amount of $1,000,000, respectively, for a total of $2,000,000 (collectively the “Notes”). The Notes mature on March 31, 2022 (the “Maturity Date”). Interest on this Notes shall initially accrue on the outstanding Principal Amount (as defined therein) at a rate equal to twelve (12) % per annum during the first 120 calendar days following the issuance date of this Note (“Issue Date”). Commencing 121 days following the Issue Date and continuing thereafter, absent an Event of Default, interest shall accrue on the outstanding Principal Amount at a rate equal to eighteen (18) % per annum. The Principal Amount and all accrued Interest shall become due and payable on the Maturity Date. Upon the occurrence of any Event of Default, including at any time following the Maturity Date, a default interest rate equal to twenty four percent (24%) per annum shall be in effect as to all unpaid principal then outstanding. The Company shall pay a minimum interest payment equal to twelve percent (12%) on the Principal Amount, or $120,000 (“Minimum Interest Payment”). The Company may prepay the Notes at any time in whole or in part by making a payment equal to (a) the Principal Amount owed under the Notes plus (b) the greater of: (i) all accrued and unpaid interest, or (ii) the Minimum Interest Payment. As of November 30, 2021, the outstanding balance on each of these notes was $1,120,000 and $0, respectively. As of November 30, 2021, the each of the notes included $120,000 of accrued interest.

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

On June 1, 2021, this Note maturity was extended to October 6, 2022.

On August 19, 2021, Trillium entered into a Securities Exchange Agreement as discussed below.

During the six months ended November 30, 2021, a noteholder converted $131,759 of principal and interest of the convertible note into 73,346,191 shares of the Company’s common stock at a rate of $0.00179640 per share. As of November 30, 2021, and May 31, 2021, the outstanding balance on the Trillium Note was $1,030,000 and $1,104,500.

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

On June 1, 2021, this Note maturity was extended to October 6, 2022. Upon this amendment the Company accounted for this modification as debt extinguishment and recorded a net gain of $383,819 in the condensed consolidated statements of operations for the period ended November 30, 2021.

On August 19, 2021, 3a entered into a Securities Exchange Agreement as discussed below (See Securities Exchange Agreement).

As of November 30, 2021 and May 31, 2021 the total unamortized debt discount related to the 3a SPA was $490,528 and $391,757, respectively. During the three and six months ended November 30, 2021, the Company recorded amortization of debt discount totaling $141,598 and $285,048, respectively.

During the three months ended November 30, 2021, the noteholder converted $41,317 in convertible notes into 23,000,000 shares of the Company’s common stock at a rate of $0.00179638 per share. During the six months ended November 30, 2021, a noteholder converted $113,172 in convertible notes into 63,000,000 shares of the Company’s common stock at a rate of $0.00179638 per share. As of November 30, 2021 and May 31, 2021, the outstanding principal balance on the 3a Note was $997,828 and $1,111,000, respectively.

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

The Notes mature on January 28, 2022 (the “Maturity Date”) and are convertible at any time. The conversion price of the Note is $0.0032 (the “Conversion Price”). The Company determined the fair value of the warrant using the Black-Scholes model and recorded an adjustment to the carrying value of the note liability with an equal and offsetting adjustment to Stockholders Equity. The beneficial conversion feature for both Notes was valued at $1,666,666.

On June 1, 2021, maturity of these Notes was extended to January 28, 2023. Upon this amendment the Company accounted for this modification as debt extinguishment and recorded a net gain of $247,586.

On August 19, 2021, investors entered into a Securities Exchange Agreement as discussed below (See Securities Exchange Agreement).

As of November 30, 2021 and May 31, 2021, the total unamortized debt discount related these Notes was $1,157,290 and $1,215,526, respectively. During the three months ended November 30, 2021 and 2020, the Company recorded amortization of debt discount totaling $243,882 and $162,212. During the six months ended November 30, 2021 and 2020, the Company recorded amortization of debt discount totaling $491,467 and $162,212. As of November 30, 2021, and May 31, 2021, the outstanding balance on these convertible notes was $1,833,334.

Covenants

As of November 30, 2021 and May 31, 2020, the Company was in compliance with all covenants and debt agreements except for Trillium and 3a where the Company was deemed to be in default. On January 29, 2021, the Company and the investors (Trillium and 3a) entered into a waiver agreement which waived any and all defaults underlying the 3a, Trillium and 3a SPA’s and the Trillium and 3a Notes for a period of six months. Subsequently, the Company signed the Securities Exchange Agreement extending this waiver until a Termination Date event as described below.

Securities Exchange Agreements

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

Amended Securities Exchange Agreement

On December 10, 2021, Unique Logistics International, Inc. (the “Company”) entered into an amended securities exchange agreement (See Subsequent Event Note 11)

Upon effectiveness of the Amended Exchange Agreement, the Company no longer has any outstanding convertible notes or warrants.

Future maturities related to the above promissory notes, notes payable and convertible notes are as follows:

Twelve Months Ending November 30,
2022	$3,918,339
2023	4,469,496
8,387,834
Less: current portion	(3,918,339)
Less: unamortized discount	(1,656,792)
$2,812,704

6.	RELATED PARTY TRANSACTIONS

Related party debt consisted of the following:

	November 30, 2021	May 31, 2021

Due to Frangipani Trade Services (1)	$753,273	$903,927
Due to employee (2)	45,000	60,000
Due to employee (3)	99,994	149,996
	898,267	1,113,923
Less: current portion	(198,933)	(397,975)
	$699,334	$715,948

(1)	Due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO, is due on demand and is non-interest bearing. The principal amount of this Promissory Note bears no interest; provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to six percent (6%) per annum. The principal amount is due and payable in six payments of $150,655 the first payment due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment.

(2)	On May 29, 2020, the Company entered into a $90,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $2,500 from the date of closing.

(3)	On May 29, 2020, the Company entered into a $200,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $5,556 from the date of closing.

Consulting Agreements

Unique entered into a Consulting Services Agreement on May 29, 2020 for a term of three years with Great Eagle Freight Limited (“Great Eagle” or “GEFD”), a Hong Kong Company (the “Consulting Services Agreement”) where the Company pays $500,000 per year until the expiration of the agreement on May 28, 2023. The fair value of the services was determined to be less than the cash payments and the difference was recorded as Contingent Liability on the consolidated balance sheets and amortized over the life of the agreement. Unique paid $250,000 during the year ended May 31, 2021, and amortized balances were $424,002 and $565,338 as of November 30, 2021 and May 31, 2021, respectively.

The Company utilizes financial reporting services from the firm owned and controlled by David Briones, a member of the Board of Directors. The service fees are $5,000 per month. Total fees were $15,000 and none for three months ended November 30, 2021 and 2020, respectively. Total fees were $30,000 and none for six months ended November 30, 2021 and 2020, respectively.

Accounts Receivable - trade and Accounts Payable - trade

Transactions with related parties account for $39,565,861 and $54,899,638 of accounts receivable and accounts payable as of November 30, 2021, respectively compared to $1,274,250 and $10,839,224 of accounts receivable and accounts payable as of May 31, 2021.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three and six months ended November 30, 2021, these transactions represented $0.3 million and $0.8 million of revenue, respectively.

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three and six months ended November 30, 2020, these transactions represented $0.6 million and $1.2 million of revenue, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the three and six months ended November 30, 2021, these transactions represented $29.3 million and $101.2 million of total direct costs, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the three and six months ended November 30, 2020, these transactions represented $23.2 million and $27.6 million of total direct costs, respectively.

7.	RETIREMENT PLANS

We have two savings plans that qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a portion of their salary into the savings plans, subject to certain limitations. In one of which the Company has the discretionary option of matching employee contributions and in the other the Company matches 20% on the first 100% contribution. In either Plan, employees can contribute 1% to 98% of gross salary up to a maximum permitted by law. The Company recorded expense of $52,028 and $0 for the three months ended November 30, 2021 and 2020, respectively. The Company recorded expense of $56,321 and $12,727 for the six months ended November 30, 2021 and 2020, respectively.

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

On September 28, 2021, a noteholder converted $53,054.86 in convertible notes (principal and interest) into 29,534,319 shares of the Company’s common stock at a rate of $0.00179638 per share.

On October 27, 2021, a noteholder converted $41,317 in convertible notes (principal and interest) into 23,000,000 shares of the Company’s common stock at a rate of $0.00179638 per share.

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

Warrants

The following is a summary of the Company’s warrant activity:

		Weighted Average
	Warrants	Exercise Price
Outstanding – May 31, 2021	1,140,956,904	$0.002
Exercisable – May 31, 2021	1,140,956,904	$0.002
Granted	-	$-
Outstanding – November 30, 2021	1,140,956,904	$0.002
Exercisable – November 30, 2021	1,140,956,904	$0.002

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.002	1,140,956,904	3.85	$0.002	1,140,956,904	$0.002

On November 30, 2021, the total intrinsic value of warrants outstanding and exercisable was $18,088,731.

9.	COMMITMENTS AND CONTINGENCIES

Pending acquisitions

On August 23, 2021, the Company and Unique Logistics Limited, Hong Kong (“ULHK”) entered into a Non-Binding Term Sheet for the Company’s purchase from ULHK of (i) 65% of the capital stock of Unique Logistics International India (Private) Ltd.; (ii) 50% of the capital stock of ULI (North & East China) Company Limited; (iii) 50% of the capital stock of Unique Logistics International (Shanghai) Co. Ltd; (iv) 50% of the capital stock of ULI International Co. Ltd.; (v) 49.99% of TGF Unique Limited; (vi) 100% of the capital stock of Unique Logistics International (H.K.) Limited; (vii) 65% of the capital stock of Unique Logistics International (Vietnam) Co. Ltd.; (viii) 70% of the capital stock of ULI (South China) Limited; (ix) 100% of the capital stock of Unique Logistics International (South China) Ltd.; and (x) 100 of the capital stock of Shenzhen Unique Logistics Limited (collectively the “ULHK Entities”). The initial purchase price, subject to adjustment, to be paid for the ULHK Entities is $22,000,000 payable as follows (i) $21,000,000 payable at closing (ii) $1,000,000 in the form of a zero interest 24-month promissory note. Seller shall also be entitled to an additional $2,500,000 payable (the “Earn-Out

Payment”) by March 31, 2023, in the event that ULHK Entities EBITDA exceeds $5,000,000 for the calendar year of 2022. Should ULHK Entities EBITDA be less than $5,000,000 but more than $4,500,000 for the 2022 calendar year, the Earn-Out Payment will be adjusted to $2,000,000. No Earn-Out will be paid if the EBITDA of the ULHK Entities is less than $4,500,000 for the 2022 calendar year.

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

The components of lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	November 30, 2021	November 30, 2020
Operating lease	$430,483	$383,860
Interest on lease liabilities	34,948	47,324
Total net lease cost	$465,431	$431,184

	For the Six Months Ended	For the Six Months Ended
	November 30, 2021	November 30, 2020
Operating lease	$792,684	$737,424
Interest on lease liabilities	87,332	98,065
Total net lease cost	$880,016	$835,489

Supplemental balance sheet information related to leases was as follows:

	November 30, 2021	May 31, 2021

Operating leases:
Operating lease ROU assets – net	$3,087,387	$3,797,527

Current operating lease liabilities, included in current liabilities	1,399,186	1,466,409
Noncurrent operating lease liabilities, included in long-term liabilities	1,799,273	2,431,144
Total operating lease liabilities	$3,198,459	$3,897,553

Supplemental cash flow and other information related to leases was as follows:

	For the Six Months Ended November, 2021	For the Six Months Ended November, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$-	$639,338
ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$223,242
Weighted average remaining lease term (in years):
Operating leases	3.90	4.20
Weighted average discount rate:
Operating leases	4.25%	4.25%

Future minimum lease payments under noncancelable operating leases are as follows:

Twelve Months Ending November 30,
2022	$1,500,001
2023	525,640
2024	509,667
2025	354,528
2026	211,383
Thereafter	373,181
Total lease payments	3,474,400
Less: imputed interest	(275,941)
Total lease obligations	$3,198,459

10.	INCOME TAX PROVISION

The income tax expense consists of the following:

	November 30, 2021	November 30, 2020
Federal provision (benefit)
Current	$2,388,000	$307,199
Deferred	(259,579)	-
State and Local provision (benefit)		-
Current	453,000	-
Deferred	(44,421)	-
Total provision	$2,537,000	$307,199

A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the period ended November 30, 2021, is as follows:

SCHEDULE OF EXPECTED TAX EXPENSE (BENEFIT)

	For the Six Months Ended November 30, 2021	For the Six Months Ended November 30, 2020
Federal statutory rate (%)	21%	21%
State income taxes, net of federal benefit	4%	4%
Change in valuation allowance	(3)%	-%
Other, net	6%	3%
Effective income tax rate (%)	28%	27%

As of November 30, 2020, the Company recorded a full valuation allowance against the deferred tax assets due to insufficient evidence to support the utilization of these benefits.

11.	SUBSEQUENT EVENTS

Information Statement

On November 29, 2021, the Company filed an Information Statement with the SEC for the holders of record of the outstanding common stock, informing them of the actions to be effective at least 20 days after the mailing of the Information Statement. Contemplated actions are:

A reverse stock split of the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”) with a ratio within the range of 1-for-300 to 1-for-400 (the “Reverse Stock Split Ratio”)

A decrease in the number of authorized shares of Common Stock from 800,000,000 shares to 250,000,000 shares.

The filing of an amendment to our Articles of Incorporation, as amended, to affect the Reverse Stock Split and the Decrease in Authorized Shares.

Amendment to the Unique 2020 Equity and Incentive Plan (the “2020 Plan”) to set the number of shares of the Company’s Common Stock available for issuance under the 2020 Plan to 1,500,000 shares effective upon the Reverse Stock Split.

Amended Securities Exchange Agreement

On December 10, 2021, Unique Logistics International, Inc. (the “Company”) entered into an amended securities exchange agreement (the “Amended Exchange Agreement”) with two investors holding convertible notes, issued by the Company, in the aggregate remaining principal amount of $3,861,160 plus interest; and warrants to purchase an aggregate of 1,140,956,904 shares of common stock of the Company (the “Surrendered Securities”). Pursuant to the Amended Exchange Agreement, the Company agreed to issue, and the Holders agreed to acquire, in exchange for the Surrendered Securities shares of the newly created Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred”) and shares of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred”, and together with the Series C Preferred, the “Preferred Stock”), of the Company, upon entering into the Exchange Amendment.

In connection with the Amended Exchange Agreement, each of the Holders received that certain number of Preferred Stock equal to one share of Preferred Stock for every $10,000.00 of Note Value held by such Holder (the “Exchange Ratio”). Specifically, the Company issued approximately 194.66 shares of Series C Preferred and issued approximately 191.45 shares of Series D Preferred. In the aggregate, each of the Series C Preferred and Series D Preferred may be converted up to an amount of common stock equal to 12.48% of the Company’s capital stock on a fully diluted basis, subject to adjustment. The designations, rights, preferences, and privileges of the Series C Preferred and Series D Preferred are further described below (the “CODs”).

Upon effectiveness of the Amended Exchange Agreement, the Company no longer has any outstanding convertible notes or warrants.

Series C and D Preferred

The Company has designated 200 shares of preferred stock, $0.001 par value per share, for each of the Series C Preferred and Series D Preferred. The holders of the Preferred Stock shall be entitled to receive, upon liquidation, dissolution or winding up of the Company, the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation.

Holders of the Preferred Stock shall have no voting rights. However, as long as any shares of Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding series of Preferred Stock, (a) disproportionally alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend the CODs, (b) amend its certificate of incorporation or other charter documents in any manner that disproportionally adversely affects any rights of the holders of the Preferred Stock, (c) increase or decrease the number of authorized shares of each series of Preferred Stock or (d) enter into any agreement with respect to any of the foregoing.

Repayment of Notes Payable

On January 7, 2022, the Company repaid in full both subordinated notes issued on October 1, 2021 per Purchase Agreement with Trillium Partners LP and Carpathia LLC (each a “Buyer”) pursuant to which the Company issued to each Buyer a Note in the aggregate principal amount of $1,000,000, respectively, for a total of $2,000,000 (collectively the “Notes”). The Company also paid a minimum interest payment of $90,000 on each Note and indebtedness was satisfied in full.

Amended and Restated Promissory Note

On April 7, 2021, the Company entered into an Amended and Restated Promissory Note (the “Amended and Restated Note”) with Trillium Partners (“Trillium”), pursuant to which the Company and Trillium amended and restated in its entirety that certain promissory note, issued to Trillium on March 19, 2020 (the “Original Note”). The Amended and Restated Note was to mature on June 15, 2021 (the “Maturity Date”). On September 23, 2021, the Company further amended the Amended and Restated Note pursuant to which the Company and Trillium agreed to extend the maturity date of the Amended and Restated Note to December 31, 2021. On January 6, 2022, the Company entered into a third amendment to the Amended and Restated Note pursuant to which the Company and Trillium agreed to extend the maturity date of the Amended and Restated Note to March 31, 2022.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report. The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. These risks include, by way of example and without limitation:

●	The company provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract our primary market and adversely impact our operating results.

●	We depend on operators of aircrafts, ships, trucks, ports and airports.

●	We derive a significant portion of our total revenues and net revenues from our largest customers.

●	Due to our dependence on a limited number of customers, we are subject to a concentration of credit risk.

●	Our earnings may be affected by seasonal changes in the transportation industry.

●	Our business is affected by ever increasing regulations from a number of sources in the United States and in foreign locations in which we operate.

●	As a multinational corporation, we are subject to formal or informal investigations from governmental authorities or others in the countries in which we do business.

●	The global economy and capital and credit markets continue to experience uncertainty and volatility.

●	Our business is subject to significant seasonal fluctuations driven by market demands and each quarter is affected by seasonal trends.

●	Our revenue and direct costs are subject to significant fluctuations depending on supply and demand for freight capacity.

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

Results of Operations for the Three Months ended November 30, 2021 and 2020

Revenue

The Company’s recorded total revenue from operations for the three months ended November 30, 2021 and 2020 in the amounts of $405.4 million and $124.6 million, respectively. This increase represents management’s success in combining the acquired entities, achievement of synergies, as well as significant increase in a number of customers, shipping volumes and the market prices, for both air and ocean freight services. A significant increase in air freight revenue in the last three months relates primarily to a comprehensive air charter programs that the Company put in place starting August of 2021 to address increased shipping needs of two strategic customers. This program is planned to continue at least until the end of fiscal year and could be extended upon customer request. Management is projecting strong demand for international logistics services driven by a recovering US economy into the next twelve months and believes that the Company is in a strong position to deliver on its strategy, ensuring growth both organically and through acquisitions in strategic geographic areas of our business.

Costs and Operating Expenses

Costs and operating expenses were $396.8 million for the three months ended November 30, 2021, compared with $121.6 million for the three months ended November 30, 2020. This increase in cost was attributable to a significant increase in shipping volume and market prices, as well as the cost associated with a comprehensive air charter program described above. The Company continues to focus on product gross margins and is anticipating to retain and improve its margins going forward.

Other Income (Expense)

For the three months ended November 30, 2021, other income (expense) was comprised of interest expense and amortization of debt discount on convertible notes. During the three months ended November 30, 2021, interest expense and bank fees totaled approximately $1.9 million. The Company recorded approximately $0.4 million amortization of debt discount related to the convertible notes.

For the three months ended November 30, 2020, other income (expenses) is comprised of interest expense and loss on extinguishment of convertible debt. During the three months ended November 30, 2020, interest expense and bank fees totaled approximately $28,000 for bank interest charges and $175,266 for accretion of debt discount related to the Company’s convertible notes. In addition, during the three months ended November 30, 2020, the Company modified an existing convertible note agreement with the lender resulting in a loss on extinguishment of $1.15 million.

Net Income

Net income was approximately $4.5 million for the three months ended November 30, 2021, compared to a net income of approximately $1.4 million for the three months ended November 30, 2020. The change was primarily due to the Company’s management successfully combining acquired entities, achieved synergies, and strategically growing new business.

Results of Operations for the Six Months ended November 30, 2021 and 2020

Revenue

The Company’s recorded total revenue from operations for the six months ended November 30, 2021 and 2020 in the amounts of $595.2 million and $182.1 million, respectively. This increase represents management’s success in combining the acquired entities, achievement of synergies, as well as significant increase in a number of customers, shipping volumes and the market prices, for both air and ocean freight services. Management is also projecting strong demand for international logistics services driven by a recovering US economy. The Company is in a strong position to deliver on its strategy, ensuring growth both organically and through acquisitions in strategic geographic areas of our business.

Costs and Operating Expenses

Costs and operating expenses were $583.3 million for the six months ended November 30, 2021, compared with $179.5 million for the six months ended November 30, 2020. This increase in cost was attributable to a significant increase in shipping volume and market prices. The Company is focused on product gross margins and is anticipating to retain and improve its margins as it continues to grow its customer base.

Other Income (Expense)

For the six months ended November 30, 2021, other income (expense) was comprised of interest expense, gain on forgiveness of promissory notes, gain on extinguishment of debt and amortization of debt discount on convertible notes. During the six months ended November 30, 2021, interest expense and bank fees totaled approximately $3.2 million. The Company recorded approximately $0.8 million amortization of debt discount related to the convertible notes and approximately $0.8 million gain on extinguishment of debt. In addition, during the six months ended November 30, 2021, the Company was granted forgiveness of the Paycheck Protection Program loans under the CARES Act, (the “PPP Loan”) and recorded a gain on forgiveness of approximately $358,000.

For the six months ended November 30, 2020, other income (expenses) is comprised of interest expense and loss on extinguishment of convertible debt. During the six months ended November 30, 2020, interest expense and bank fees totaled approximately $60,100 for bank interest charges and $175,300 for accretion of debt discount related to the Company’s convertible notes. In addition, during the three and six months ended November 30, 2020, the Company modified an existing convertible note agreement with the lender resulting in a loss on extinguishment of $1.15 million.

Net Income

Net income was $6.5 million for the six months ended November 30, 2021, compared to a net loss of $0.8 million for the six months ended November 30, 2020. The change was primarily due to the Company’s management successfully combining acquired entities, achieved synergies, and strategically growing new business.

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

From the inception the Company experienced adverse cash flows from operations, primarily due to significant business growth since inception, entering new markets and products and repayment of an acquisition related debt. As of November 30, 2021, the Company had working capital of approximately $2.8 million compared with $3.5 million negative working capital as of May 31, 2021. Liquidity fluctuations may raise the risk of there being substantial doubt about the Company’s ability to continue as a going concern.

In response to such factors, the Company’s took steps to alleviate the risk of substantial doubt by

●	Repayment of significant portion of its acquisition related debt
●	Entering a Second Amendment to the TBK Agreement to increase the credit facility from $40.0 million to $47.5 million for the period through January 31, 2022
●	Entering into a Purchase Money Financing Agreement on September 8, 2021, with Corefund Capital, LLC to enable the Company to finance additional cargo charter flights for the peak shipping season.
●	Entering into an Exchange Agreement on August 4, 2021 and in the Amendment to the Exchange Agreement on December 10, 2021 to exchange all of its Convertible debt into shares of common stock.

The Company also is preparing to raise additional funds through an uplisting on a major securities exchange in early 2022. The funds would be used for acquisitions and partially for operating capital.

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

As of November 30, 2021, we expect to meet our liquidity needs for the next twelve months with cash and cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

The following table summarizes total current assets, liabilities and working capital on November 30, 2021 compared to May 31, 2021:

	November 30, 2021	May 31, 2021	Change
Current Assets	$194,403,343	$52,400,799	$142,002,544
Current Liabilities	191,615,252	55,929,942	135,675,310
Working Capital (Deficit)	$2,798,091	$(3,529,143)	$6,327,234

Increase in current assets is primarily due to an increase in trade accounts receivable, approximately $122.2 million as a result of increase in sales as well as a repurchase of approximately $31.5 million of own accounts receivable from the Factor previously accounted off balance sheet. An increase in contract assets of approximately $26.6 million related to Company’s revenue recognition policy “over time” for shipments in transit. A decrease in factoring reserve $7.6 million is a result of replacing factoring arrangements with a revolving line of credit on June 1, 2021.

Increase in current liabilities is primarily due to increase in trade accounts payables and addition of a revolving line of credit. Significant increase in customer orders led to increase in accounts payable of approximately $36.9 million, increase in accrued expenses and other current liabilities of approximately $8.3 million, an increase in accrued contact liabilities of $20.3 million, an increase of $38.9 million for the freight in transit, an increase in the outstanding balance on the line of credit of $29.8 million and an increase in the current portion of notes payable by $1.6 million.

	For the Six Months Ended, November 30, 2021	For the Six Months Ended, November 30, 2020	Change
Net cash provided by (used in) by operating activities	$(30,406,559)	$571,788	$(30,978,347)
Net cash used in investing activities	(43,727)	(15,026)	(28,701)
Net cash provided by (used in) financing activities	31,038,427	1,626,835	29,411,592
Net increase in cash and cash equivalents	$588,141	$2,183,597	$(1,595,456)

Operating activities used cash of $30.4 million for the six months ended November 30, 2021 compared to net cash provided by operations of $0.6 million for the six months ended November 30, 2020. Primary reason for cash used for the six months ended November 30, 2021, was a significant increase in accounts receivables, reflecting repurchase of trade receivables from a factor taking advantage of a better interest rate on Company’s new revolving credit facility. This cash outlays were balanced by a corresponding increase in accounts payable accrued expenses and accrued freight, reflecting the Company’s ability to finance operations through extended credit with diverse network of suppliers, partners and shipping companies.

Investing activities used cash of $43,727 for the six months ended November 30, 2021 compared to $15,026 for the six months ended August 31, 2020. During the six months ended November 30, 2021 and 2020, investing activities consisted of purchasing office equipment.

Financing activities provided cash of $31.0 million for the six months ended November 30, 2021 and were the result of receiving aggregate gross proceeds of $2.0 million from an investor in exchange for a contemplated note payable and net proceeds of $29.8 million from the line of credit facility in effect from June 1, 2021 used to repurchase factored trade receivables per above. These proceeds were offset by payments on notes payable and related party debt of $579,165 and $215,656, respectively.

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

Following is the reconciliation of our consolidated net income to adjusted EBITDA:

	For the Three Months Ended November 30, 2021	For the Three Months Ended November 30, 2020
Net income (loss)	$4,488,225	$1,397,183

Add Back:
Income tax expense	1,902,541	290,505
Depreciation and amortization	194,875	191,398
Stock-based compensation	-	50,000
(Gain) loss on extinguishment of convertible notes	-	1,147,856
Factoring fees	-	1,410,203
Interest expense (including accretion of debt discount)	2,272,236	203,740

Adjusted EBITDA	$8,857,887	$4,690,885

	For the Six Months Ended November 30, 2021	For the Six Months Ended November 30, 2020
Net income (loss)	$6,511,641	$823,046

Add Back:
Income tax expense	2,537,000	307,199
Depreciation and amortization	388,672	382,217
Stock-based compensation	-	50,000
Gain on forgiveness of promissory notes	(358,236)	-
(Gain) loss on extinguishment of convertible notes	(780,050)	1,147,856
Factoring fees	27,000	1,884,263
Interest expense (including accretion of debt discount)	3,947,995	236,179

Adjusted EBITDA	$12,274,022	$4,830,760

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, which took into consideration the recent acquisition and integration of three private companies, our Principal Executive Officer and Principal Financial Officer concluded as of November 30, 2021 that our disclosure controls and procedures were not effective and require remediation in order to be effective at the reasonable assurance level. Prior to the business combination, we have been a private company with limited accounting personnel and other resources with which we address our internal control over financial reporting. In connection with the audit of our financial statements as of and for the year ended May 31, 2021, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design and maintain an effective control environment commensurate with our financial reporting requirements, including (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience. Management’s general assessment of the above processes in light of the company’s size, maturity and complexity, as to the design and effectiveness of the internal controls over financial reporting is that the key controls and procedures in each of these processes provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended November 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is currently assessing a remediation plan and intends to implement such controls and procedures. Management intends to have the controls and procedures implemented and in place by May 31, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Bylaws	8-K	3.1	11/09/21
3.1	Certificate of Designations of the Series C Convertible Preferred Stock	8-K	3.1	12/13/21
3.2	Certificate of Designations of the Series D Convertible Preferred Stock	8-K	3.2	12/13/21
3.3	Certificate of Correction of the Series C Convertible Preferred Stock	8-K	3.3	12/13/21
3.4	Certificate of Correction of the Series D Convertible Preferred Stock	8-K	3.4	12/13/21
3.5	Certificate of Correction of the Series C Convertible Preferred Stock				X
3.6	Certificate of Correction of the Series D Convertible Preferred Stock				X
4.1	Third Amendment to Amended and Restated Promissory Note dated January 6, 2022	8-K	4.1	01/10/22
10.1	Form of Amended Exchange Agreement	8-K	10.1	12/13/21
10.2	Form of Registration Rights Agreement	8-K	10.2	12/13/21
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.				X
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.				X
32.1**	Section 1350 Certification of Chief Executive Officer.				X
32.2**	Section 1350 Certification of Chief Financial Officer.				X
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer (Principal Executive Officer)
Date:	January 14, 2022

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Eli Kay
Eli Kay
Chief Financial Officer (Principal Financial Officer)
Date:	January 14, 2022

