Form 10-Q
period 2022-02-28
UNIQUE LOGISTICS INTERNATIONAL INC
filed 2022-04-19
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2022

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

(718) 978-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	UNQL	OTC Markets

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

As of April 19, 2022, there were 687,196,478 shares of the registrant’s common stock outstanding.

UNIQUE LOGISTICS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2022

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2022	May 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$995,598	$252,615
Accounts receivable – trade, net	102,409,988	20,369,747
Contract assets	36,129,971	23,423,314
Factoring reserve	-	7,593,665
Other prepaid expenses and current assets	504,742	761,458
Total current assets	140,040,299	52,400,799

Property and equipment – net	191,908	192,092

Other long-term assets:
Goodwill	4,463,129	4,463,129
Intangible assets – net	7,514,492	8,044,853
Operating lease right-of-use assets – net	2,693,878	3,797,527
Deposits and other assets	476,362	555,362
Other long-term assets	15,147,861	16,860,871
Total assets	$155,380,068	$69,453,762

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable – trade	$57,800,238	$38,992,846
Accrued expenses and other current liabilities	4,628,742	2,383,915
Accrued freight	15,800,769	10,403,430
Contract liabilities	10,403,335	-
Revolving credit facility	43,888,787	-
Current portion of notes payable – net of discount	1,651,686	2,285,367
Current portion of long-term debt due to related parties	174,822	397,975
Derivative liabilities	12,693,282	-
Current portion of operating lease liability	1,141,902	1,466,409
Total current liabilities	148,183,563	55,929,942

Other long-term liabilities	353,334	565,338
Long-term-debt due to related parties, net of current portion	699,177	715,948
Notes payable, net of current portion – net of discount	608,767	3,193,306
Operating lease liability, net of current portion	1,656,882	2,431,144
Total long-term liabilities	3,318,160	6,905,736

Total liabilities	151,501,723	62,835,678

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized , with $5,000 liquidation preference;
Series A Convertible Preferred stock, $0.001 par value; 130,000 issued and outstanding as of February 28, 2022 and May 31, 2021	130	130
Series B Convertible Preferred stock, $0.001 par value; 820,800 and 840,000 shares issued and outstanding as of February 28,2022 and May 31, 2021, respectively	821	840

Series C Convertible Preferred stock, $0.001 par value; 195 and none, issued and outstanding as of February 28, 2022 and May 31, 2021, respectively	-	-
Series D Convertible Preferred stock, $0.001 par value; 192 and none, issued and outstanding as of February 28, 2022 and May 31, 2021, respectively	-	-
Common stock, $0.001 par value; 800,000,000 shares authorized; 655,781,078 and 393,742,663 shares issued and outstanding as of February 28, 2022 and May 31, 2021, respectively	655,782	393,743
Additional paid-in capital	323,570	4,906,384
Retained earnings	2,898,042	1,316,987
Total Stockholders’ Equity	3,878,345	6,618,084
Total Liabilities and Stockholders’ Equity	$155,380,068	$69,453,762

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended February 28,		For the Nine Months Ended February 28,
	2022	2021	2022	2021

Revenues:
Airfreight services	$127,787,167	$25,331,969	$455,020,012	$115,218,997
Ocean freight and ocean services	104,379,472	54,399,755	343,102,200	127,653,935
Contract logistics	725,932	828,084	2,659,652	2,355,647
Customs brokerage and other services	17,543,324	10,402,606	44,856,580	27,788,522
Total revenues	250,435,895	90,962,414	845,638,444	273,017,101

Costs and operating expenses:
Airfreight services	127,220,095	23,614,094	447,865,096	109,242,174
Ocean freight and ocean services	99,620,036	50,193,185	323,381,733	116,785,557
Contract logistics	459,492	354,723	1,529,318	916,549
Customs brokerage and other services	16,011,938	9,995,544	41,330,633	26,498,261
Salaries and related costs	2,551,481	2,424,476	8,120,799	6,716,612
Professional fees	190,765	425,676	669,091	1,084,156
Rent and occupancy	508,621	468,744	1,478,600	1,369,860
Selling and promotion	899,097	1,380,282	4,591,715	3,278,593
Depreciation and amortization	196,347	191,226	585,019	573,443
Fees on factoring agreements	-	1,271,384	27,000	3,155,647
Other	524,933	335,990	1,948,000	574,879
Total costs and operating expenses	248,182,805	90,655,324	831,527,004	270,195,731

Income from operations	2,253,090	307,090	14,111,440	2,821,370

Other income (expenses)
Interest expense, net	(1,395,396)	(434,997)	(4,566,876)	(241,013)
Amortization of debt discount	-	(175,356)	(776,515)	(605,519)
Loss on extinguishment of convertible notes payable	(1,344,087)	-	(564,037)	(1,147,856)
Gain on forgiveness of promissory note	-	1,646,062	358,236	1,646,062
Change in fair value of derivative liabilities	(4,275,986)	-	(4,275,986)	-
Other Income	60,000	-	60,000	-
Total other income (expenses)	(6,955,469)	1,035,709	(9,765,178)	(348,326)

Net (loss) income before income tax provision	(4,702,379)	1,342,799	4,346,262	2,473,044

Income tax provision	228,207	77,801	2,765,207	385,000

Net (loss) income	(4,930,586)	1,264,998	1,581,055	2,088,044

Deemed Dividend	(4,565,725)	-	(4,565,725)	-

Net (loss) income available to common shareholders	$(9,496,311)	$1,264,998	$(2,984,670)	$2,088,044

Net income per common share
– basic	$(0.01)	$0.00	$(0.01)	$0.01
– diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding
– basic	655,781,078	357,891,040	582,680,746	230,663,175
– diluted	655,781,078	9,976,549,430	582,680,746	9,849,321,565

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

For the Nine Months Ended February 28, 2022

	Series A		Series B		Series C		Series D				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, May 31 2021	130,000	$130	840,000	$840	-	$-	-	-	393,742,663	$393,743	$4,906,384	$1,316,987	$6,618,084

Conversion of Preferred B to Common Stock	-	-	(19,200)	(19)	-	-	-	-	125,692,224	125,692	(125,673)	-	-

Issuance of Common Stock for the conversion of notes and accrued interest	-	-	-	-	-	-	-	-	83,811,872	83,812	66,746	-	150,558

Net income	-	-	-	-	-	-	-	-	-	-	-	2,023,416	2,023,416

Balance, August 31, 2021	130,000	$130	820,800	$821	-	$-	-	$-	603,246,759	$603,247	$4,847,457	$3,340,403	$8,792,058

Issuance of Common Stock for the conversion of notes and accrued interest	-	-	-	-	-	-	-	-	52,534,319	52,534	41,838	-	94,372

Net income	-	-	-	-	-	-	-	-	-	-	-	4,488,225	4,488,225

Balance, November 30, 2021	130,000	$130	820,800	$821	-	-	-	-	655,781,078	$655,782	$4,889,295	$7,828,628	$13,374,656
Conversion of debt to preferred C and D					195	-	192-	-	-	-	-		-
Deemed Dividend											(4,565,725)	-	(4,565,725)
Net loss	-	-	-	-					-			(4,930,586)	(4,930,586)
Balance, February 28, 2022	130,000	$130	820,800	$821	195	$-	192	$-	655,781,078	$655,782	$323,570	$2,898,042	$3,878,345

For the Nine months ended February 28, 2021

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, May 31, 2020	130,000	$130	870,000	$870	-	$-	$1,523,811	$(408,510)	$1,116,301

Net loss	-	-	-	-	-	-	-	(574,137)	(574,137)

Balance, August 31, 2020	130,000	$130	870,000	$870	-	$-	$1,523,811	$(982,647)	$542,164

Issuance of Common Stock for services rendered	-	-	-	-	27,833,754	27,834	22,166	-	50,000

Conversion of Preferred B to Common Stock	-	-	(30,000)	(30)	196,394,100	196,394	(196,364)	-	-

Recapitalization upon acquisition - net	-	-	-	-	133,601,511	133,602	(179,340)	-	(45,738)

Warrants issued with convertible notes	-	-	-	-	-	-	1,126,497	-	1,126,497

Beneficial conversion feature of convertible notes	-	-	-	-	-	-	873,503	-	873,503

Net income	-	-	-	-	-	-	-	1,397,183	1,397,183

Balance, November 30, 2020	130,000	$130	840,000	$840	357,829,365	$357,830	$3,170,273	$414,536	$3,943,609

Issuance of Common Stock for services rendered	-	-	-	-	457,426	457	41,209	-	41,666

Beneficial conversion feature of convertible notes	-	-	-	-	-	-	1,666,666	-	1,666,666

Net income	-	-	-	-	-	-	-	1,264,998	1,264,998
Balance, February 28, 2021	130,000	$130	840,000	$840	358,286,791	$358,287	$4,878,148	$1,679,534	$6,916,939

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended February 28,2022	For the Nine Months Ended February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,581,055	$2,088,044
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	585,019	573,443
Amortization of debt discount	776,515	606,519
Amortization of right of use assets	1,103,649	1,044,792
Share-based compensation	-	91,666
Bad debt expense	850,000	110,000
Gain on forgiveness of note payable	(358,236)	(1,646,062)
Loss on extinguishment of convertible notes payable	564,037	1,147,856
Change in deferred tax asset	99,000	(140,000)
Change in fair value of derivative liabilities	4,275,986	-
Accretion of consulting agreement	(212,004)	(212,004)
Changes in operating assets and liabilities:
Accounts receivable - trade	(82,890,241)	(16,850,718)
Contract assets	(12,706,657)	(11,638,673)
Factoring reserve	7,593,665	(1,453,563)
Other prepaid expenses and current assets	256,716	63,029
Deposits and other assets	(20,000)	1,042
Accounts payable - trade	18,807,393	26,165,558
Accrued expenses and other current liabilities	2,962,457	(1,159,684)
Accrued freight	5,397,339	1,611,915
Contract liabilities	10,403,335	-
Operating lease liability	(1,098,769)	(981,967)
Net Cash Used in Operating Activities	(42,029,741)	(578,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(54,474)	(26,543)
Net Cash Used in Investing Activities	(54,474)	(26,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,000,000	3,816,666
Repayments of notes payable	(2,821,664)	(491,667)
Repayments of long-term debt due to related parties	(239,924)	(2,627,420)
Borrowings on revolving credit facility, net	43,888,787	-
Cash paid for debt issuance costs	-	(50,000)
Net Cash Provided by Financing Activities	42,827,199	647,579

Net change in cash and cash equivalents	742,984	42,229

Cash and cash equivalents - Beginning of Period	252,615	1,349,363
Cash and cash equivalents - End of Period	$995,598	$1,349,363
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$2,375,900	$398,110
Interest	$4,072,366	$49,028
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series B Preferred to Common Stock	$125,673	$-
Issuance of common stock for the conversion of principal net of accrued interest capitalized to principal to Notes Payable	$244,931	$-
Operating asset and liability	$-	$223,242
Reduction of debt due to exchange of Convertible Notes for Preferred Stock Series C & D	3,861,162	-
Non-cash forgiveness of due to UL HK resulting in goodwill remeasurement	$-	$310,455
Fair value of warrants issued with convertible debt	$-	$1,126,497
Beneficial conversion feature of convertible notes	$-	$2,540,169
Gain on forgiveness of notes payable (PPP)	$-	$1,646,062

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

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

The Company experienced adverse cash flows from operations, primarily due to significant business growth since inception, entering new markets and products and repayment of an acquisition related debt. As of February 28, 2022, the Company reported negative working capital of approximately $8.1 million compared with $3.5 million negative working capital as of May 31, 2021 Increase in negative reported working capital period over period was primarily due to recording $12.7 million derivative liability related to antidilution provision in Series A, C and D Convertible Preferred Stocks. (See Imbedded Liability note below), without such liability, the Company’s working capital would be $4.2 million. Liquidity fluctuations may raise the risk of there being substantial doubt about the Company’s ability to continue as a going concern.

In response to such factors, the Company took steps to alleviate the risk of substantial doubt by

●	Repayment most of its acquisition related debt.
●	Entering into a Fourth Amendment to the TBK Loan Agreement to increase its credit facility from $47.5.0 million to $57.5 million until October 2022 (Subsequent Event Note 11)
●	Recapitalizing its balance sheet by entering into an Exchange Agreement on December 10, 2021 to exchange all of its Convertible debt into shares of Convertible Preferred Shares Series C and D (Financial Arrangements Note 5)

The Company is in process of potentially raising capital through a planned underwritten offering of its securities.

As of February 28, 2022 we expect to alleviate our going concern needs for at least the next twelve months from the time these financial statements are made available with existing cash and cash equivalents and cash flows from operations. The Company expects to meet its long-term liquidity needs with cash flows from operations and financing arrangements.

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

Due to impacts from the COVID-19 pandemic and the uncertain pace of recovery, seasonal variations in the availability of air and ocean carriers, the volatility of fuel prices and other supply and demand related factors, operating results for the three and six months ended February 28, 2022 are not necessarily indicative of operating results for the entire year.

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

Significant estimates inherent in the preparation of the condensed consolidated financial statements include determinations of the useful lives and expected future cash flows of long-lived assets, including intangibles, valuation of assets and liabilities acquired in business combinations, and estimates and assumptions in valuation of debt and equity instruments. In addition, the Company makes significant judgments to recognize revenue – see policy note “Revenue Recognition” below.

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

The Company utilizes market data or assumptions that market participants who are independent, knowledgeable, and willing and able to transact would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, imbedded derivative liabilities, convertible notes, promissory notes, all approximate fair value due to their short-term nature as of February 28, 2022 and May 31, 2021. The carrying amount of the long-term debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had Level 3 liabilities (See Derivative Liabilities note) as of February 28, 2022. On May 31, 2021 Level 3 derivative liability balances were insignificant. There were no transfers between levels during the reporting period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. No loss has been experienced, and management believes it is not exposed to any significant risk on credit.

Accounts Receivable – Trade

Accounts receivable - trade from revenue transactions are based on invoiced prices which the Company expects to collect. In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company generally does not require collateral to support customer receivables. Accounts receivable - trade, as shown on the condensed consolidated balance sheets, is net of allowances when applicable. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the condensed consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, net of allowance for doubtful accounts. As of February 28, 2022 and May 31, 2021, the Company recorded an allowance for doubtful accounts of approximately $1,010,500 and $240,000, respectively.

Concentration

One major customer represented approximately 42% of all accounts receivable as of February 28, 2022. Revenue by this customer as a percentage of the Company’s total revenue were 39% and 38% for three months ended February 28, 2022 and nine months ended February 28, 2022, respectively, compared with 19% and 29%, for the three months ended February 28, 2021 and nine months ended February 28, 2021, respectively.

Off Balance Sheet Arrangements

On August 30, 2021, the Company terminated its agreement with an unrelated third party (the “Factor”) for factoring of specific accounts receivable. The factoring under this agreement was treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflected the face value of the account less a fee, which is presented in costs and operating expenses on the Company’s condensed consolidated statements of operations in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in the condensed consolidated balance sheets. The Company reported the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s condensed consolidated statements of cash flows. The net principal balance of trade accounts receivable outstanding in the books of the factor under the factoring agreement was $31.7 million as of May 31, 2021. On June 2, 2021 and on August 30, 2021, the Company repurchased all of its factored trade accounts receivables from the Factor, in the amounts of $31.6 million and $1.4 million, respectively, utilizing its TBK revolving credit facility (See Note 5).

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

During the three months ended February 28, 2022 and 2021, the Company factored accounts receivable invoices totaling approximately none and $64.7 million, pursuant to the Company’s factoring agreement, representing the face value of the invoices. During the nine months ended February 28, 2022 and 2021, the Company factored accounts receivable invoices totaling approximately $4.3 million and $176.2 million, respectively, pursuant to the Company’s factoring agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred expenses totaling approximately $1.3 million, pursuant to the agreements for the three months ended February 28, 2021 and none for the three months ended February 28, 2022. The Company recognizes factoring costs upon disbursement of funds. The Company incurred expenses totaling approximately $27,000 and $3.2 million, pursuant to the agreements for the nine months ended February 28, 2022 and 2021. Factoring expenses are presented in costs and operating expenses on the condensed consolidated statement of operations.

Derivative Liability

On December 10, 2021, the Company entered into an amended securities exchange agreement with the holders of convertible notes to exchange all Convertible Notes of the Company into shares of the newly created Convertible Preferred Stock Series C and D. For additional information on the exchange agreement see Note 5, Financing Arrangements.

Similar to the existing Convertible Preferred Stock Series A, these preferred stocks featured anti-dilution provision that expire on a certain date. Management has determined the anti-dilution provision embedded in preferred stock Series A, C and D is required to be accounted for separately from the preferred stock as a derivative liability and recorded at fair value. Separation of the anti-dilution option as a derivative liability is required because its economic characteristics are considered more akin to an equity instrument and therefore the anti-dilution option is not considered to be clearly and closely related to the economic characteristics of the preferred stock.

The Company has identified derivative instruments arising from an anti-dilution provision in the Company’s Series A, Series C, and Series D Preferred Stock during the three and nine months ended February 28, 2022. The Company had $12,693,282 of derivative liabilities measured at fair value as of February 28, 2022. Derivative liability related to Preferred Convertible Stock Series A existed but was immaterial as of May 31, 2021.

An embedded derivative liability representing the right of holders of Convertible Preferred Stock Series C and D to receive additional common stock of the Company upon issuance of any additional common stock by the Company prior to qualified financing event as defined in the agreement. Each reporting period, the embedded derivative liability, if material, would be adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of the company’s statements of operations. There was no change in fair value during the three months ended February 28, 2022.

The underlying value of the anti-dilution provision is calculated from estimating the probability and value of a potential raise. The model used estimates the potential that the company completes a capital raise prior to the expiration of the anti-dilution feature and determines the value of the anti-dilution feature given these assumptions. The model requires the use of certain assumptions. These assumptions include probability a raise is completed, probability certain anti-dilution features are extended, estimated raise amount, term to a raise, and an appropriate risk-free interest rate.

	Level 1	Level 2	Level 3
Derivative liabilities as November 30, 2021	-	-	-
Addition	-	-	8,417,296
Changes in fair value	-	-	4,275,986
Derivative liabilities as February 28, 2022	$-	$-	$12,693,282

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

The Company uses the assets and liability method of accounting for deferred income taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax basis. As of February 28, 2022 and May 31, 2021, the Company recognized a deferred tax asset of $165,000 and $264,000, respectively, which is included in deposits and other assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.

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

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received.

Significant Changes in Contract Asset and Contract Liability Balances for the nine months ended February 28, 2022:

	Contract Assets Increase (Decrease)	Contract Liabilities (Increase) Decrease

Reclassification of the beginning contract liabilities to revenue, as the result of performance obligation satisfied	$-	$-
Cash Received in advance and not recognized as revenue	-	(10,403,335)
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(32,052,573)	-
Contract assets recognized, net reclassification to receivables	44,759,230	-
Net Change	$12,706,657	$(10,403,335)

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue by significant geographic area for the three and nine months ended February 28, 2022 and 2021 based on origin of shipment (imports) or destination of shipment (exports):

	For the Three Months Ended February 28, 2022	For the Three Months Ended February 28, 2021
China, Hong Kong & Taiwan	$82,006,657	$48,767,302
Southeast Asia	121,340,162	23,395,258
United States	5,049,985	5,947,013
India Sub-continent	34,943,595	5,645,861
Other	7,095,496	7,206,980
Total revenue	$250,435,895	$90,962,414

	For the Nine Months Ended February 28, 2022	For the Nine Months Ended February 28, 2021
China, Hong Kong & Taiwan	$285,424,103	$143,818,543
Southeast Asia	361,600,180	73,073,258
United States	28,254,253	26,170,665
India Sub-continent	134,393,170	16,032,190
Other	35,966,738	13,922,445
Total revenue	$845,638,444	$273,017,101

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

	For the Three Months Ended
	February 28, 2022	February 28, 2021
Numerator:
Net (loss) income available to common stockholders	$(9,496,311)	1,264,998
Effect of dilutive securities:	-	431,163

Diluted net (loss) income	$(9,496,311)	$1,696,161

Denominator:
Weighted average common shares outstanding – basic	655,781,078	357,891,040

Dilutive securities (a):
Series A Preferred	-	1,177,041,100
Series B Preferred	-	5,499,034,800
Convertible notes	-	1,809,848,927
Warrants	-	1,132,733,563
Series C Preferred	-	-
Series D Preferred	-	-

Weighted average common shares outstanding and assumed conversion – diluted	655,781,078	9,976,549,430

Basic net (loss) income per common share	$(0.01)	$0.00

Diluted net (loss) income per common share	$(0.01)	$0.00

	For the Nine Months Ended
	February 28, 2022	February 28, 2021
Numerator:
Net income available to common stockholders	$(2,984,670)	2,088,044
Effect of dilutive securities:	-	606,519

Diluted net income	$(2,984,670)	$2,694,963

Denominator:
Weighted average common shares outstanding – basic	582,680,746	230,663,175

Dilutive securities (a):
Series A Preferred	-	1,177,041,100
Series B Preferred	-	5,499,034,800
Convertible notes		1,809,848,927
Warrants		1,132,733,563
Series C Preferred	-	-
Series D Preferred	-	-

Weighted average common shares outstanding and assumed conversion – diluted	582,680,746	9,849,321,565

Basic net income per common share	$(0.01)	$0.01

Diluted net income per common share	$(0.01)	$0.00

2. PROPERTY AND EQUIPMENT

Major classifications of property and equipment are summarized below:

	February 28, 2022	May 31, 2021

Furniture and fixtures	$97,716	$84,085
Computer equipment	146,493	108,479
Software	30,609	27,780
Leasehold improvements	27,146	27,146
	301,964	247,490
Less: accumulated depreciation	(110,056)	(55,398)
	$191,908	$192,092

Depreciation expense charged to income for the three months ended February 28, 2022 and 2021 amounted to $19,560 and $14,439. Depreciation expense charged to income for the nine months ended February 28, 2022 and 2021 amounted to $54,658 and $43,082.

3. INTANGIBLE ASSETS

Intangible assets consist of the following:

	February 28, 2022	May 31, 2021

Trade names / trademarks	$806,000	$806,000
Customer relationships	7,633,000	7,633,000
Non-compete agreements	313,000	313,000
	8,752,000	8,752,000
Less: Accumulated amortization	(1,237,508)	(707,147)
	$7,514,492	$8,044,853

Amortizable intangible assets, including tradenames and non-compete agreements, are amortized on a straight-line basis over 3 to 10 years. Customer relationships are amortized on a straight-line basis over 12 to 15 years. For the three months ended February 28, 2022 and 2021, amortization expense related to the intangible assets was $176,787. For the nine months ended February 28, 2022 and 2021, amortization expense related to the intangible assets was $530,361. As of February 28, 2022, the weighted average remaining useful lives of these assets was 7.58 years.

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve Months Ending February 28,
2022	$176,787
2023	707,148
2024	602,814
2025	602,814
2026	602,814
Thereafter	4,822,114
$7,514,492

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	February 28, 2022	May 31, 2021

Salaries and related expenses	$300,000	$672,455
Sales and marketing expense	2,323,484	539,810
Professional fees	110,000	75,000
Income tax	128,318	256,286
Overdraft liabilities	545,053	790,364
Interest expense	25,000	-
Other current liabilities	1,196,887	50,000
	$4,628,742	$2,383,915

5. FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consists of:

	February 28, 2022	May 31, 2021

Revolving Credit Facility	$43,888,787	$-
Promissory note (PPP)	-	358,236
Promissory notes (EIDL)	-	150,000
Notes payable	2,260,453	2,528,886
Convertible notes – net of discount	-	2,441,551
	46,149,240	5,478,673
Less: current portion	(45,540,473)	(2,285,367)
	$608,767	$3,193,306

As of February 28, 2022, a current portion of outstanding third-party debt represented by a revolving line of credit in the amount of $43,888,787 and of a current portion of the notes payable in the amount of $1,651,686.

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

On September 17, 2021, the parties to the TBK Agreement entered into a Second Amendment to the TBK Agreement to temporarily increase the credit facility from $40.0 million to $47.5 million for the period commencing on August 4, 2021, through and including January 31, 2022.

On January 31, 2022, the parties to the TBK Agreement entered into a Third Amendment to the TBK Agreement to permanently increase the credit facility from $40.0 million to $47.5 million.

On April 14, 2022, the parties to the TBK Loan Agreement entered into a Fourth Amendment to temporarily increase the credit facility from $47.5 million to $57.5 million from April 15, 2022 through October 31, 2022 (See Subsequent Events Note 11)

Purchase Money Financing

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

The fees and interest related to CoreFund purchase money financing are included in the interest expense on the statement of operations. The fee paid to CoreFund for the three and nine months ended February 28, 2022 were $0.3 million and $0.9 million, respectively.

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

Notes Payable

On May 29, 2020, the Company entered into a $1,825,000 note payable as part of the acquisition related to UL ATL. The loan bears a zero percent interest rate and has a maturity of three years, or May 29, 2023. The agreement calls for six semi-annual payments of $304,166.67, for which the first payment was due on November 29, 2020. As of February 28, 2022, and May 31, 2021, the outstanding balance due under the note was $912,500 and $1,825,000, respectively.

On May 29, 2020, the Company entered into a non-compete, non-solicitation and non-disclosure agreement with a former owner of UL ATL. The amount payable under the agreement is $500,000 over a three-year period. The agreement calls for twenty-four monthly non-interest-bearing payments of $20,833.33 with the first payment on June 29, 2020. As of February 28, 2022 and May 31, 2021, the outstanding balance due under the agreement was $62,507 and $500,000, respectively.

On March 19, 2021 the Company issued to an accredited investor a 10% promissory note in the principal aggregate amount of $1,000,000 (the “Trillium Note”) due and payable in 30 days. The Company received aggregate gross proceeds of $1,000,000. On April 7, 2021, the Company entered into an Amended and Restated Promissory Note (the “Amended and Restated Note”) superseding and replacing the Original Note. The Amended and Restated Note is in the principal aggregate amount of $1,000,000 and bears interest at a rate of a guaranteed 7.5% or $75,000 at maturity. The Amended and Restated Note matures on June 15, 2021. On September 23, 2021, the Company further amended the Amended and Restated Note pursuant to which the Company and Trillium agreed to extend the maturity date of the Amended and Restated Note to December 31, 2021. On January 6, 2022, the Company entered into a third amendment to the Amended and Restated Note pursuant to which the Company and Trillium agreed to extend the maturity date of the Amended and Restated Note to March 31, 2022As of February 28, 2022, and May 31, 2021, the outstanding balance including accrued interest due under the agreement was $1,287,829 and $1,062,215, respectively.

On October 1, 2021, the Company entered into a Securities Purchase Agreement with Trillium Partners LP and Carpathia LLC (each a “Buyer”) pursuant to which the Company issued to each Buyer a Note in the aggregate principal amount of $1,000,000, respectively, for a total of $2,000,000 (collectively the “Notes”). The Notes mature on March 31, 2022 (the “Maturity Date”). Interest on this Notes shall initially accrue on the outstanding Principal Amount (as defined therein) at a rate equal to twelve (12) % per annum during the first 120 calendar days following the issuance date of this Note (“Issue Date”). Commencing 121 days following the Issue Date and continuing thereafter, absent an Event of Default, interest shall accrue on the outstanding Principal Amount at a rate equal to eighteen (18) % per annum. The Principal Amount and all accrued Interest shall become due and payable on the Maturity Date. Upon the occurrence of any Event of Default, including at any time following the Maturity Date, a default interest rate equal to twenty four percent (24%) per annum shall be in effect as to all unpaid principal then outstanding. The Company shall pay a minimum interest payment equal to twelve percent (12%) on the Principal Amount, or $120,000 (“Minimum Interest Payment”). The Company may prepay the Notes at any time in whole or in part by making a payment equal to (a) the Principal Amount owed under the Notes plus (b) the greater of: (i) all accrued and unpaid interest, or (ii) the Minimum Interest Payment. Both notes were paid off and indebtedness fully satisfied on January 7, 2022 including accrued interest paid in the amount of $180,000. Interest paid was less than the contractual amount resulting in recognition of gain of $60,000 in other income on the statement of operations.

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

On June 1, 2021, this Note maturity was extended to October 6, 2022.

On August 19, 2021, Trillium entered into a Securities Exchange Agreement and on December 10, 2021 into an amended Securities Exchange Agreement, as discussed below. Upon effectiveness of these agreements, Trillium Note was exchanged for Preferred Stock Series D.

During the nine months ended February 28, 2022, a noteholder converted $131,759 of principal and interest of the convertible note into 73,346,191 shares of the Company’s common stock at a rate of $0.00179640 per share. As of February 28, 2022, and May 31, 2021, the outstanding balance on the Trillium Note was $0 and $1,104,500. The note did not have a discount related to a beneficiary conversion feature, due to modification of this Note in November of 2020, when this debt discount was recorded as a loss on extinguishment of debt.

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

On August 19, 2021, 3A entered into a Securities Exchange Agreement and on December 10, 2021 into an amended Securities Exchange Agreement, as discussed below. Upon effectiveness of these agreements, 3A Note was exchanged for Preferred Stock Series C.

As of February 28, 2022 and May 31, 2021 the total unamortized debt discount related to the 3a SPA was $0 and $391,757, respectively. During the three and nine months ended February 28, 2022, the Company recorded amortization of debt discount totaling none and $285,048, respectively.

During the nine months ended February 2022, the noteholder converted $113,172 in convertible notes into 63,000,000 shares of the Company’s common stock at a rate of $0.00179638 per share. As of February 28, 2022 and May 31, 2021, the outstanding principal balance on the 3a Note was $0 and $1,111,000, respectively.

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

On August 19, 2021, Investors entered into a Securities Exchange Agreement and on December 10, 2021 into an amended Securities Exchange Agreement, as discussed below. Upon effectiveness of these agreements, Trillium and 3a January Convertible Notes were exchanged for Preferred Stocks Series C and D.

As of February 28, 2022, and May 31, 2021, the outstanding balance on these convertible notes was $0 and $1,833,334, respectively. During the three and nine months ended February 28, 2022, the Company recorded amortization of debt discount totaling none and $491,467, respectively.

Covenants

As of February 28, 2022 the Company was in full compliance with all covenants and debt agreements. As of May 31, 2021, the Company was in compliance with all covenants and debt agreements, except for Trillium and 3a where the Company was deemed to be in default due to a violation of several covenants. On January 29, 2021, the Company and the investors (Trillium and 3a) entered into a waiver agreement which waived any and all defaults underlying the 3a, Trillium and 3a SPA’s and the Trillium and 3a Notes for a period of six months. Subsequently, the Company signed the Securities Exchange Agreement extending this waiver as described below.

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

Amended Securities Exchange Agreement

On December 10, 2021, the Company entered into an amended securities exchange agreement Trillium and 3A (the “Holders”) holding convertible notes, issued by the Company, in the aggregate remaining principal amount of $3,861,160 plus interest; and warrants to purchase an aggregate of 1,140,956,904 shares of common stock of the Company. Pursuant to the Amended Exchange Agreement, the Company agreed to issue, and the Holders agreed to acquire, in exchange for the Surrendered Securities shares of the newly created Series C Convertible Preferred Stock, par value $0.001 per share and shares of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred”, and together with the Series C Preferred, the “Preferred Stock”), of the Company, upon entering into the Exchange Amendment.

In connection with the Amended Exchange Agreement, each of the Holders received that certain number of Preferred Stock equal to one share of Preferred Stock for every $10,000 of Note Value held by such Holder (the “Exchange Ratio”). The Company issued 195 shares of Series C Preferred and 192 shares of Series D Preferred. In the aggregate, each of the Series C Preferred and Series D Preferred may be converted up to an amount of common stock equal to 12.48% of the Company’s capital stock on a fully diluted basis, subject to adjustment up to a specified date

Upon effectiveness of the Amended Exchange Agreement, the Company no longer has any outstanding convertible notes or warrants.

Future maturities related to the above promissory notes, notes payable and convertible notes are as follows:

Twelve Months Ending February 28,
2023	$1,651,686
2024	608,767
2,260,453
Less: current portion	(1,651,686)
$608,767

6. RELATED PARTY TRANSACTIONS

Related party debt consisted of the following:

	February 28, 2022	May 31, 2021

Due to Frangipani Trade Services (1)	$753,273	$903,927
Due to employee (2)	37,500	60,000
Due to employee (3)	83,226	149,996
	873,999	1,113,923
Less: current portion	(174,822)	(397,975)
	$699,177	$715,948

(1)	Due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO, is due on demand and is non-interest bearing. The principal amount of this Promissory Note bears no interest; provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to six percent (6%) per annum. The principal amount is due and payable in six payments of $150,655 the first payment due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment.

(2)	On May 29, 2020, the Company entered into a $90,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $2,500 from the date of closing.

(3)	On May 29, 2020, the Company entered into a $200,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $5,556 from the date of closing.

Consulting Agreements

Unique entered into a Consulting Services Agreement on May 29, 2020 for a term of three years with Great Eagle Freight Limited (“Great Eagle” or “GEFD”), a Hong Kong Company (the “Consulting Services Agreement”) where the Company pays $500,000 per year until the expiration of the agreement on May 28, 2023. The fair value of the services was determined to be less than the cash payments and the difference was recorded as Contingent Liability on the consolidated balance sheets and amortized over the life of the agreement. Unique paid $250,000 during the year ended May 31, 2021, and amortized balances were $353,334 and $565,338 as of February 28, 2022 and May 31, 2021, respectively.

The Company utilizes financial reporting services from the firm owned and controlled by David Briones, a member of the Board of Directors. The service fees are $5,000 per month. Total fees were $15,000 and none for three months ended February 28, 2022 and 2021, respectively. Total fees were $45,000 and none for nine months ended February 28, 2022 and 2021, respectively.

Accounts Receivable - trade and Accounts Payable - trade

Transactions with related parties account for $1.9 million and $28.4 million of accounts receivable and accounts payable as of February 28, 2022, respectively compared to $1.3 million and $10.8 million of accounts receivable and accounts payable as of May 31, 2021.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three and nine months ended February 28, 2022, these transactions represented $0.5 million and $1.3 million of revenue, respectively.

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three and six months ended February 28, 2021, these transactions represented $0.7 million and $1.9 million of revenue, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the three and nine months ended February 28, 2022, these transactions represented $56.2 million and $157.4 million of total direct costs, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the three and six months ended February 28, 2021, these transactions represented $15.1 million and $42.7 million of total direct costs, respectively.

7. RETIREMENT PLANS

We have two savings plans that qualify under Section 401(k) of the Internal Revenue Code legacy of the predecessor companies Eligible employees may contribute a portion of their salary into the savings plans, subject to certain limitations. In one of which the Company has the discretionary option of matching employee contributions and in the other the Company matches 20% on the first 100% contribution. In either Plan, employees can contribute 1% to 98% of gross salary up to a maximum permitted by law. The Company recorded expense of $--28,019 and $21,140 for the three months ended February 28, 2022 and 2021, respectively. The Company recorded expense of $41,219 and $33,867 for the nine months ended February 28, 2022 and 2021, respectively.

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

Series A Convertible Preferred

The Company has designated 130,000 shares of Series A Convertible Preferred stock and has 130,000 shares issued and outstanding as of February 28, 2022 and May 31, 2021, respectively. The holders of Series A Preferred. subject to the rights of holders of shares of the Company’s Series B Preferred stock which shares will be pari passu with Series B Preferred in terms of liquidation preference and dividend rights and are subject to an anti-dilution provision, making the holders subject to an adjustment necessary to maintain their agreed upon fully diluted ownership percentage.

Series B Convertible Preferred

The Company has designated 870,000 shares of Series B Convertible Preferred stock and has 820,800 and 840,000 shares issued and outstanding as of February 28, 2022 and May 31, 2021, respectively. The holders of Series B Preferred, subject to the rights of holders of shares of the Company’s Series A Preferred Stock which shares will be pari passu with the Series B Preferred in terms of liquidation preference and dividend rights, shall be entitled to receive, at their option, immediately prior an in preference to any distribution to the holders of the Company’s common stock.

Series C & D Convertible Preferred

The Company has designated 200 shares of preferred stock each for Series C and D Convertible Preferred Stock. The Company had 195 shares of Series C and 192 shares of Series D Preferred shares issued and outstanding as of February 28, 2022 and none as of May 31, 2021. The holders of the Preferred Stock shall be entitled to receive, upon liquidation, dissolution or winding up of the Company, the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation. In the aggregate, each of the Series C Preferred and Series D Preferred may be converted up to an amount of common stock equal to 12.48% of the Company’s capital stock on a fully diluted basis subject to antidilution provision until qualified financing event. (See Note 5 - Amended Securities Exchange Agreement)

As a result of the Company exchanging $3.9 million of convertible notes into Series C and D Preferred Stock on December 10, 2022, the Company recognized net loss on the extinguishment of convertible notes payable and warrants of approximately $1.3 million in Other Income (Expenses) and recognized approximately $4.6 million as deemed dividends as reflected in Comprehensive Income line item of the statement of operations, both reflected in the statement of operations for the three and nine months, ended February 28, 2022.

The Company also recorded $4.3 million net loss on the mark to market of the derivative liability associated with the Series A Preferred Stock in Other Income (Expenses) in the statement of operations for the three and nine months, ended February 28, 2022.

Since the anti-dilution provisions exist in the Preferred Stock Series A, C and D, derivative liabilities were recorded on the balance sheet as of February 28, 2022, at fair value (see Note 1, Derivative Liability).

Warrants

The following is a summary of the Company’s warrant activity:

		Weighted Average
	Warrants	Exercise Price
Outstanding – May 31, 2021	1,140,956,904	$0.002
Exercisable – May 31, 2021	1,140,956,904	$0.002
Granted	-	$-
Outstanding – February 28, 2022	-	$-
Exercisable – February 28, 2022	-	$-

On December 10, 2021, the Company entered into an amended securities exchange with two investors holding convertible notes and warrants for Convertible Preferred Stock Series C and D. For additional information on the exchange agreement see Note 5, Financing Arrangements. Upon effectiveness of the amended exchange agreement, the Company no longer has any outstanding warrants.

At May 31, 2021, the total intrinsic value of warrants outstanding and exercisable was $111,875,388 with warrants outstanding as follows:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.002	1,140,956,904	3.61	$0.002	1,140,956,904	$0.002

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

The purchase of ULHK Entities is subject to, among other things, due diligence, receipt and review of definitive agreements, receipt of certain regulatory approvals, audited financial statements, material third part consents and consent of minority shareholders of ULHK Entities. On April 11, 2022 the term sheet was extended to June 30, 2022.

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

The components of lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	February 28, 2022	February 28, 2021
Operating lease	$310,965	$387,657
Interest on lease liabilities	16,910	43,200
Total net lease cost	$327,875	$430,857

	For the Nine Months Ended	For the Nine Months Ended
	February 28, 2022	February 28, 2021
Operating lease	$1,103,649	$1,125,081
Interest on lease liabilities	104,242	141,265
Total net lease cost	$1,207,891	$1,266,346

Supplemental balance sheet information related to leases was as follows:

	February 28, 2022	May 31, 2021

Operating leases:
Operating lease ROU assets – net	$2,693,878	$3,797,527

Current operating lease liabilities, included in current liabilities	(1,141,902)	(1,466,409)
Noncurrent operating lease liabilities, included in long-term liabilities	(1,656,882)	(2,431,144)
Total operating lease liabilities	$(2,798,784)	$(3,897,553)

Supplemental cash flow and other information related to leases was as follows:

	For the Nine Months Ended February 28, 2022	For the Nine Months Ended February 28, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$1,098,769	$981,967
ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$223,242
Weighted average remaining lease term (in years):
Operating leases	3.98	4.20
Weighted average discount rate:
Operating leases	4.25%	4.25%

Future minimum lease payments under noncancelable operating leases are as follows:

Twelve Months Ending February 28,
2022	$1,234,111
2023	535,217
2024	427,463
2025	310,223
2026	211,383
Thereafter	373,181
Total lease payments	3,091,578
Less: imputed interest	(292,794)
Total lease obligations	$2,798,784

10. INCOME TAX PROVISION

The income tax expense consists of the following:

	February 28, 2022	February 28, 2021
Federal provision (benefit)
Current	$2,294,246	$436,000
Deferred	83,784	(116,393)
State and Local provision (benefit)		-
Current	371,961	89,000
Deferred	15,216	(23,607)
Total provision	$2,765,207	$385,000

A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the period ended February 28, 2022 and 2021, is as follows:

	For the Nine Months Ended February 28, 2022	For the Nine Months Ended February 28, 2021
Federal statutory rate (%)	21%	21%
State income taxes, net of federal benefit	9%	1%
Change in valuation allowance	(3)%	(2)%
Other, net	1%	(4)%
Effective income tax rate (%)	28%	16%

As of February 28, 2021, the Company recorded a full valuation allowance against the deferred tax assets due to insufficient evidence to support the utilization of these benefits.

11. SUBSEQUENT EVENTS

Amended and Restated Promissory Note

On April 7, 2021, the Company entered into an Amended and Restated Promissory Note (the “Amended and Restated Note”) with Trillium Partners (“Trillium”), pursuant to which the Company and Trillium amended and restated in its entirety that certain promissory note, issued to Trillium on March 19, 2020 (the “Original Note”). The Amended and Restated Note was to mature on June 15, 2021 (the “Maturity Date”). On March 31, 2022, the Company entered into a fourth amendment and agreed to extend the maturity date of this Amended and Restated Note to September 30, 2022, without changing any other terms of the agreement.

Revolving credit facility

On April 14, 2022, the parties to the TBK Loan Agreement entered into a Fourth Amendment to the TBK Agreement primarily to increase the credit facility from $47.5 million to 57.5 million for the period commencing on April 15, 2022 through and including October 15, 2022.

Preferred Stock Conversion

On April 5, 2022, a shareholder converted 5 shares of Series D Convertible Preferred Stock into 31,415,400 shares of the Company’s common stock.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Unique Logistics International, Inc. (formerly known as Innocap, Inc.), and our wholly subsidiaries, Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and Unique Logistics International (NYC) LLC, a Delaware limited liability company (“UL NYC”).”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

Results of Operations for the Three Months ended February 28, 2022 and February 28, 2021

Revenue

The Company’s recorded total revenue from operations for the three months ended February 28, 2022 and 2021 in the amounts of $250.4 million and $91.0 million, respectively. This increase represents management’s success in combining the acquired entities, achievement of synergies, addition of new customers, significant increase in shipping volumes and the market prices, for both air and ocean freight services. A significant increase in air freight revenue in the last three months relates primarily to a comprehensive air charter programs that the Company put in place to address increased shipping needs of several strategic customers. Management is projecting steady demand for international logistics services despite an anticipated slowdown in the US economy into the next twelve months and believes that the Company is in a strong position to deliver on its strategy, ensuring growth both organically and through acquisitions in strategic geographic areas of our business.

Costs and Operating Expenses

Costs and operating expenses were $248.2 million for the three months ended February 28, 2022, compared with $90.7 million for the three months ended February 28, 2021. This increase in cost was attributable to a significant increase in shipping volume and market prices, as well as the cost associated with a comprehensive air charter program described above. The Company continues to focus on product gross margins.

Other Income (Expense)

For the three months ended February 28, 2022, Other Expenses were $7.0 million and comprised of interest expense, loss on exchange of the convertible notes for preferred convertible shares and changes in fair value of imbedded derivative related to antidilutive provision in preferred convertible shares.

During the three months ended February 28, 2022, interest expense and bank fees totaled approximately $1.4 million. The Company recorded $1.3 million in non-operating loss during the third quarter related to the exchange of convertible notes and warrants into convertible preferred shares and recording a loss of $4.3 million for change in fair value of an imbedded derivative (antidilution provision) as part of the Convertible Preferred Stock mark to market adjustment.

For the three months ended February 28, 2021, interest expense totaled $0.4 million. Increase in interest expense is due to increased borrowing capacity of the company as discussed in notes, financing arrangements, in the company’s financial statements.

Net Income

Net loss was approximately $4.9 million for the three months ended February 28, 2022, compared to a net income of approximately $1.3 million for the three months ended February 28, 2021.

As a result of the Company exchanging $3.9 million of convertible notes into Series C and D Preferred Stock on December 10, 2022, the Company recognized net loss on the extinguishment of convertible notes payable and warrants of approximately $1.3 million in Other Income (Expenses) and recognized approximately $4.6 million as deemed dividends in , both reflected in the statement of operations for the three months ended February 28, 2022.

The Company also recorded $4.3 million net loss on the mark to market of the derivative liability associated with the Series A Preferred Stock in Other Income (Expenses) in the statement of operations for the three months ended February 28, 2022.

Since the anti-dilution provisions exist in the Preferred Stock Series A, C and D, derivative liabilities were recorded on the balance sheet as of February 28, 2022, at fair value. The derivative liability associated with the anti-dilution provisions will expire upon the maturity of the provision, reducing the derivative liability to zero, or upon the conversion of preferred stock to common stock, ultimately reducing the derivative liability and increasing paid in capital for the fair value at the time conversion.

Without the derivative liability impact, net income for three month ended February 28, 2022 would be $0.7 million.

Results of Operations for the Nine Months ended February 28, 2022 and 2021

Revenue

The Company’s recorded total revenue from operations for the nine months ended February 28, 2022 and 2021 in the amounts of $845.6 million and $273.0 million, respectively. This increase represents management’s success in combining the acquired entities, achievement of synergies, addition of new customers, significant increase in shipping volumes and the market prices, for both air and ocean freight services. Management is also projecting steady demand for international logistics services despite a slowing US economy. The Company is in a strong position to deliver on its strategy, ensuring growth both organically and through acquisitions in strategic geographic areas of our business.

Costs and Operating Expenses

Costs and operating expenses were $831.5 million for the nine months ended February 28, 2022, compared with $270.2 million for the nine months ended February 28, 2021. This increase in cost was attributable to a significant increase in shipping volume and market prices. The Company is focused on product gross margins and is anticipating to improve its margins as it continues to grow its customer base.

Other Income (Expense)

For the nine months ended February 28, 2022, Other Expense was approximately $9.8 million and was primarily comprised of interest expense, gain on forgiveness of promissory notes, gain on extinguishment of debt and amortization of debt discount on convertible notes, loss on exchange of the convertible notes for preferred convertible shares and changes in fair value of imbedded derivative related to antidilutive provision in preferred convertible shares.

During the nine months ended February 28, 2022, interest expense and bank fees totaled approximately $4.6 million. The Company recorded approximately $0.8 million amortization of debt discount related to the convertible notes and approximately $0.8 million gain on extinguishment of debt. In addition, during the nine months ended February 28, 2022, the Company was granted forgiveness of the Paycheck Protection Program loans under the CARES Act, (the “PPP Loan”) and recorded a gain on forgiveness of approximately $0.4 million. At the same time, as discussed above, the Company recorded $1.3 million in non-operating loss during the third quarter related to the exchange of convertible notes and warrants into convertible preferred shares and recording a loss of $4.3 million for change in fair value of an imbedded derivative (antidilution provision) as part of the Convertible Preferred Stock mark to market adjustment.

For the nine months ended February 28, 2021, other income (expenses) is comprised of interest expense and loss on extinguishment of convertible debt. During the nine months ended February 28, 2021, interest expense totaled $0.8 million. In addition, during nine months ended February 28, 2021, the Company modified an existing convertible note agreement with the lender resulting in a loss on extinguishment of debt of $1.1 million and also recorded a gain on forgiveness of promissory note of $1.6 million.

Net Income

Net income was $1.6 million and $2.1 million for the nine months ended February 28, 2022 and 2021, respectively.

As a result of the Company exchanging $3.9 million of convertible notes into Series C and D Preferred Stock on December 10, 2022, the Company recognized net loss on the extinguishment of convertible notes payable and warrants of approximately $1.3 million in Other Income (Expenses) and recognized approximately $4.6 million as deemed dividends, both reflected in the statement of operations for nine months ended February 28, 2022.

The Company also recorded $4.3 million net loss on the mark to market of the derivative liability associated with the Series A Preferred Stock in Other Income (Expenses) in the statement of operations for the nine months ended February 28, 2022.

Since the anti-dilution provisions exist in the Preferred Stock Series A, C and D, derivative liabilities were recorded on the balance sheet as of February 28, 2022, at fair value. The derivative liability associated with the anti-dilution provisions will expire upon the maturity of the provision, reducing the derivative liability to zero, or upon the conversion of preferred stock to common stock, ultimately reducing the derivative liability and increasing paid in capital for the fair value at the time conversion.

Without the derivative liability impact, net income for nine month ended February 28, 2022 would be $7.2 million.

Liquidity and Capital Resources

The Company experienced adverse cash flows from operations, primarily due to significant business growth since inception, entering new markets and products and repayment of an acquisition related debt. As of February 28, 2022, the Company reported negative working capital of approximately $8.1 million compared with $3.5 million negative working capital as of May 31, 2021 Increase in negative reported working capital period over period was primarily due to recording $12.7 million derivative liability related to antidilution provision in Series A, C and D Convertible Deferred Stocks. Once these deferred shares exchanged into Common Stock, this liability would be reversed. Without this derivative liability, Company’s working capital as of February 28, 2022 would be positive $4.6 million. Liquidity fluctuations may raise the risk of there being substantial doubt about the Company’s ability to continue as a going concern.

In response to such factors, the Company took steps to alleviate the risk of substantial doubt by

●	Repayment most of its acquisition related debt.
●	Entering into a Fourth Amendment to the TBK Loan Agreement to increase its credit facility from $47.5.0 million to $57.5 million until October 2022 (Subsequent Event Note 11)
●	Recapitalizing its balance sheet by entering into an Exchange Agreement on December 10, 2021 to exchange all of its Convertible debt into shares of Convertible Preferred Shares Series C and D (Financial Arrangements Note 5)

The Company is in process of potentially raising capital through a planned underwritten offering of its securities.

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

As of February 28, 2022, we fully expect to meet our liquidity needs for the next twelve months with cash and cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

The following table summarizes total current assets, liabilities and working capital on February 28, 2022 compared to May 31, 2021:

	February 28, 2022	May 31, 2021	Change
Current Assets	$140,040,299	$52,400,799	$87,639,500
Current Liabilities	148,183,563	55,929,942	92,252,621
Less Derivative Liabilities	(12,693,282)	-	(12,693,282)
Net Working Capital (Deficit)	$4,550,018	$(3,529,143)	$8,079,161

Increase in current assets is primarily due to an increase in trade accounts receivable, approximately $82.0 million as a result of increase in sales as well as a repurchase of approximately $31.5 million of own accounts receivable from the Factor previously accounted off balance sheet. An increase in contract assets of approximately $12.7 million related to increase of approximately $79.7 million of shipments in transit. A decrease in factoring reserve $7.6 million is a result of replacing factoring arrangements with a revolving line of credit on June 1, 2021.

Increase in current liabilities is primarily due to increase revolving line of credit of $43.9 million in trade accounts payables and addition of a revolving line of credit. Significant increase in customer orders led to increase in accounts payable of approximately $18.8 million, increase in accrued expenses and other current liabilities of approximately $2.5 million, an increase in accrued contract liabilities of $10.4 million, an increase of $5.4 million for the freight in transit, an increase in the outstanding balance on the line of credit of $43.9 million, offset by a decrease in the current portion of notes payable by $0.6 million.

	For the Nine Months Ended, February 28, 2022	For the Nine Months Ended, February 28, 2021	Change
Net cash provided by (used in) by operating activities	$(42,029,741)	$(578,807)	$(41,450,934)
Net cash used in investing activities	(54,474)	(26,543)	(27,931)
Net cash provided by (used in) financing activities	42,827,199	647,579	42,179,620
Net increase in cash and cash equivalents	$742,984	$42,229	$700,755

Operating activities used cash of $42.0 million for the nine months ended February 28, 2022 compared to net cash used in operations of $0.6 million for the nine months ended February 28, 2021. Primary reason for cash used for the six months ended February 28, 2022, was a significant increase in accounts receivables, reflecting repurchase of trade receivables using new revolving credit facility and significant increase in business during nine months ended February 28, 2022. This increase in receivables completely offset by increase in financing operations via new line of credit. Because the line of credit was used to repurchase receivables from the factor, net cash from operations appear to be negative, and these two should be viewed together for a net cash from operations of $0.8 million.

Investing activities used cash of $54,474 for the nine months ended February 28, 2022 compared to $26,543 for the nine months ended February 28, 2021. During the nine months ended February 28, 2022 and February 28, 2021, investing activities consisted of purchasing office equipment.

Financing activities provided cash of $42.8 million for the nine months ended February 28, 2022 and were the result of receiving aggregate gross proceeds of $2.0 million from an investor in exchange for a contemplated note payable and net proceeds of $43.9 million from the line of credit facility in effect from June 1, 2021 used to repurchase factored trade receivables per above. These proceeds were offset by payments on notes payable and related party debt of $2,821,664 and $239,924, respectively.

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

Following is the reconciliation of our consolidated net income to adjusted EBITDA:

	For the Three Months Ended February 28, 2022	For the Three Months Ended February 28, 2021
Net income (loss)	$(4,930,586)	$1,264,998

Add Back:
Income tax expense	228,207	77,801
Depreciation and amortization	196,347	191,226
Stock-based compensation	-	41,666
(Gain) loss on extinguishment of convertible notes	1,344,087-	(1,646,062)
Factoring fees	-	1,271,384
Interest expense (including accretion of debt discount)	1,395,396	610,353
Change in fair value of derivative liabilities	4,275,986	-

Adjusted EBITDA	$2,509,437	$1,811,366

	For the Nine Months Ended February 28, 2022	For the Nine Months Ended February 28, 2021
Net income (loss)	$1,581,055	$2,088,044

Add Back:
Income tax expense	2,765,207	385,000
Depreciation and amortization	585,019	573,443
Stock-based compensation	-	91,666
Gain on forgiveness of promissory notes	(358,236)	(1,646,062)
Loss on extinguishment of convertible notes	564,037	1,147,856
Factoring fees	27,000	3,155,647
Change in fair value of derivative liabilities	4,275,986	-
Interest expense (including accretion of debt discount)	5,343,391	846,532

Adjusted EBITDA	$14,783,459	$6,642,126

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, which took into consideration the recent acquisition and integration of three private companies, our Principal Executive Officer and Principal Financial Officer concluded as of February 28, 2022 that our disclosure controls and procedures were not effective and require remediation in order to be effective at the reasonable assurance level. Prior to the business combination, we have been a private company with limited accounting personnel and other resources with which we address our internal control over financial reporting. In connection with the audit of our financial statements as of and for the year ended May 31, 2021, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design and maintain an effective control environment commensurate with our financial reporting requirements, including (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience. Management’s general assessment of the above processes in light of the company’s size, maturity and complexity, as to the design and effectiveness of the internal controls over financial reporting is that the key controls and procedures in each of these processes provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended February 28, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is currently assessing a remediation plan and intends to implement such controls and procedures. Management intends to have effective controls and procedures implemented and in place by May 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Third Amendment to Revolving Purchase, Loan and Security Agreement.	8-K	10.1	02/03/22
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.				X
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.				X
32.1**	Section 1350 Certification of Chief Executive Officer.				X
32.2**	Section 1350 Certification of Chief Financial Officer.				X
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer (Principal Executive Officer)
Date:	April 19, 2022

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Eli Kay
Eli Kay
Chief Financial Officer (Principal Financial Officer)
Date:	April 19, 2022

