Form 10-K/A
period 2021-05-31
Unique Logistics International, Inc.
filed 2022-09-13
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), We are filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 31, 2021 (the “2021 Form 10-K” or the “Original Filing”), to amend and revise the following Items of our Original Filing:

Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Item 8. Financial Statements and Supplementary Data

The complete text of those Items is revised in this Annual Report on Form 10-K/A. The other Items of the Original Filing have not been amended but for ease of reference, have been repeated in this Form 10-K/A.

The only changes to the Original Filing are those related to the 2020 matters described below and only in the items listed above. Except as described herein, this Form 10-K/A does not modify, amend or update any of the other financial information or other information contained in the Original Filing. In addition, in accordance with Securities and Exchange Commission (“SEC”) rules, this Form 10-K/A includes updated certifications from our Chief Executive Officers and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Otherwise, the information contained in this Form 10-K/A is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing.

On August 26, 2022, Management and the Board of Directors concluded that revisions were necessary to the Company’s 2020 financial statements that were included in its 2021 Form 10-K. In addition, the corresponding Management Discussion and Analysis has been revised to reflect such revisions. The revisions consisted of the following:

1.	Management and the Board of Directors concluded that the previous issued 2020 financial statements required revision to present the corresponding prior activity of the proper predecessor.

On May 29, 2020, Unique Logistics Holdings, Inc. (“ULHI”), an inactive entity acquired Unique Logistics International (NYC), LLC, Unique Logistics International (ATL) LLC, and Unique Logistics International (BOS) Inc. (collectively the “UL US Entities”). After further review and analysis, Management and the Board of Directors concluded that the combined financial statements of the combined UL US Entities” should be considered the Company’s predecessor. The combined financials have been included in the Form 10-K/A.

2.	In addition, Management and the Board of Directors identified certain features (certain Anti-Dilution protective features) embedded in the Company’s Series A, C and D Preferred Stock that should be bifurcated from the host contract and accounted for as derivative liabilities.

The features were subsequently valued by an independent valuation expert and were deemed immaterial as of their issuance dates and as of May 31, 2021. The footnote disclosures have been revised to disclose that such features exist and will be marked to market at each balance sheet date.

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

Item 6. Selected Financial Data.

Not Required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the year ended May 31, 2021 and for the period from May 29, 2020 through May 31, 2020 as “Successor” and as “Predecessor” for period from June 1, 2019 through May 28, 2020. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 8 of this Annual Report on Form 10-K.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes   a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that reflect management’s current views with respect to future events and financial performance. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

As used here and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Unique Logistics International, Inc . and our wholly subsidiaries, Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and Unique Logistics International (NYC) LLC, a Delaware limited liability company (“UL NYC”).”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

On May 29, 2020, Unique Logistics Holdings, Inc., a privately held Delaware corporation incorporated on October 28, 2019 (date of inception) headquartered in New York (“ULHI”), entered into a Securities Purchase Agreement with Unique Logistics Holdings Ltd, (“UL HK”), pursuant to which the Company purchased from UL HK (i) sixty percent (60%) of the membership interests of (“UL ATL Membership Interests”) of Unique Logistics International (ATL) LLC, a Georgia limited liability company (“UL ATL”); (ii) eighty percent (80%) of the common stock of Unique Logistics International (BOS) Inc., a Massachusetts corporation (“UL BOS”); and (iii) sixty-five percent (65%) of the Unique Logistics International (USA) Inc., a New York corporation (“UL NYC”). UL ATL, UL BOS, and UL NYC are collectively referred to as “UL US Entities”.a Hong Kong company, (the “UL HK Transaction”).

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). From inception, October 28, 2019 to May 29, 2020, ULHI was inactive. The activity of ULHI and UL US Entities presented in the consolidated financial statements for the period May 29, 2020 through May 31, 2020 as “Successor. The activity of combined UL US Entities prior to the UL HK Transaction date is presented as “Predecessor” for periods from June 1, 2019 to May 28, 2020.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis. As a consequence of acquisition financing at inception, the Company experienced negative working capital and adverse cash flows from operations. As of May 31, 2021, the Company had cash of approximately $0.25 million and negative working capital of approximately $3.5 million. This was a significant improvement in working capital compared with May 31, 2020, when the Company’s negative working capital was approximately $10.7 million. The Company has financed its first year of operations primarily through the sale of convertible notes, PPP loans, promissory notes, and cash advances received from factoring arrangements. The negative working capital resulted primarily from increases to short term liabilities, such as trade accounts payable, PPP loans received, operating lease liability and current portion of a long-term debt incurred by the company during the acquisition.

During its first full fiscal year, the Company paid down most of the acquisition related debt, received forgiveness of PPP loans and reached an agreement to exchange most of its convertible debt into common stocks. In addition, on August 4, 2021 the parties to the TBK Agreement entered into an agreement to increase the Company’s credit facility from $30.0 million to $40.0 million during the period August 4, 2021, through and including December 2, 2021, further reducing liquidity concerns.

The following table summarizes total current assets, liabilities and working capital on May 31, 2021 compared to May 31, 2020  :

	May 31, 2021	May 31, 2020	Change
Current Assets	$52,400,799	$15,181,076	$37,219,723
Current Liabilities	55,929,942	25,834,209	30,095,733
Working Capital Deficit	$(3,529,143)	$(10,653,133)	$7,123,990

The change in working capital deficit is primarily attributable to an increase in trade accounts receivable of $12.4 million, an increase of contract asset of $18.6 million, an increase in factoring reserve of $6.6 million, an increase in prepaid expenses of $0.7 million, a decrease in accrued expenses and other current liabilities of $1.2 million and a decrease of $6.0 in the current portion of long-term debt due to related parties. These amounts were offset by decrease in cash of $1.1 million, an increase in trade accounts payable of $29.4 million, an increase in accrued freight of $6.9 million, an increase in current portion of operating lease liabilities of $0.2 million and an increase in the current portion of notes payable of $0.8 million.

The following table shows Company’s cash flows:

	Successor		Predecessor
	Year Ended May 31, 2021	Period from May 29, 2020 to May 31, 2020	Period from June 1, 2019 to May 28, 2020
Net cash provided by (used in) operating activities	$(161,906)	$1,562,052	$1,431,254
Net cash used in investing activities	(51,489)	(212,689)	(101,828)
Net cash provided by (used in) financing activities	$(883,353)	$-	$604,481

Operating activities used cash of approximately $0.2 million for the year ended May 31, 2021 compared to net cash provided by operations of $1.6 million and cash used in operations of $1.2 million during the Successor period from May 29, 2020 through May 31, 2020, and the Predecessor period from June 1, 2019 to May 29, 2020, respectively. Primary reason for cash used for the year ended May 31, 2021, was a significant increase in accounts receivables, reflecting extended credit terms, specifically as it relates to increase in charter operations, where prepayments have to be made in advance of the upcoming flights. This cash outlays were balanced by a corresponding increase in accounts payable, reflecting company’s ability to finance operations through extended credit with diverse network of suppliers, partners and shipping companies.

Investing activities used cash of $0.1 million for the year ended May 31, 2021 compared to $0.2 million and $0.1 million during the Successor period from May 29, 2020 through May 31, 2020, and the Predecessor period from June 1, 2019 to May 29, 2020, respectively. All these cash outlays primarily related to purchases of computer and office related equipment as the company grew its office and warehouse space and employed more staff in operations and customer service.

Financing activities used cash of $0.8 million for the year ended May 31, 2021 and were the result of receiving aggregate gross proceeds of $5,174,902 from promissory notes and convertible notes offset by payments on notes payable and related party debt of $858,330 and $5,149,925, respectively. During the Predecessor period ended on May 29, 2020, the financing activities provided cash of approximately $0.6 million from net borrowing on the operating line of credit.

The Company does not anticipate having any significant capital expenditures in the next fiscal year (June 1, 2020 to May 31, 2022). The Company expects to turn its operating capital positive early in the upcoming fiscal year as we continue to invest in our network, products, customer development, sales and marketing activities. Management is fully aware that the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses, increased cash flow from ongoing operations the collection of outstanding receivables and the restructuring of the current debt burden. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds, if necessary, there can be no assurances to that effect. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations. Based on the above analysis and business performance of the Company subsequent to the balance sheet date, management has concluded that the Company’s cash and operating capital as of May 31, 2021, would be sufficient to continue as a going concern for at least one year from the date these consolidated financial statements are available for issuance.

Results of Operations for the Year Ended May 31, 2021 compared with the period May 29, 2020 through May 31, 2020 (Successor) and period from June 1, 2019 to May 28, 2020 (Predecessor)

	Successor		Predecessor
	Year Ended May 31, 2021	Period from May 29, 2020 to May 31, 2020	Period from June 1, 2019 to May 28, 2020
Revenue	$371,887,272	$1,070,324	$114,619,829
Cost of Sales	345,358,428	948,062	101,494,747
Gross Margin	26,528,844	122,262	13,125,082

Operating Expenses
Salaries and related costs	9,184,390	60,776	9,202,566
Professional fees	1,350,369	180,000	409,961
Rent and occupancy	1,815,194	21,086	1,823,189
Selling and promotion	4,535,373	5,720	832,107
Depreciation and amortization	765,532	-	172,295
Fees on factoring arrangements	4,471,540	-	-
Other	877,458	259,032	1,479,526
	22,999,856	526,614	13,919,645

Other Expenses (Income)
Interest	1,781,828	4,158	(333,608)
Gain on forgiveness of promissory notes	(1,646,062)	-
Loss on extinguishment of convertible debt	1,147,856	-	-
	1,283,622	4,258	(333,608)
			-
Income (Loss) before Income tax	2,245,366	(408,510)	(1,128,171)
-Income tax	519,869	-	-
Net Income (Loss)	$1,725,497	$(408,510)	$(1,128,171)

The table below shows our profit margins earned by transportation mode:

	Successor		Predecessor
	For the Year Ended May 31, 2021	Period from May 29, 2020 to May 31, 2020	Period from June 1, 2019 to May 28, 2020
Air	$6,491,325	$11,701	$3,413,304
Ocean	16,282,069	102,402	6,677,538
Contract Logistics	1,826,266	14,629	1,515,408
Customs brokage	1,929,184	(6,470)	1,518,831
Total:	$26,528,844	$122,262	$13,125,082
Gross Profit Margin %	7.1%	11.4%	11.5%

Revenue

Revenue from operations was $371.9 million for the year ended May 31, 2021, compared to $1.1 million and $114,6 million for the periods from May 29, 2020 through May 31, 2020, and the Predecessor period from June 1, 2019 to May 28, 2020, respectively. The increase in revenue was primarily attributable to management’s success in combining the acquired entities, achievement of synergies, as well as significant increase in a number of customers, shipping volumes and the market prices, for both air and ocean freight services, during the year. The Company is in a strong position to deliver on its strategy, ensuring growth both organically and through acquisitions in strategic geographic areas of our business.

Costs of Sales

Cost of sales was were $345.4 million for the year ended May 31, 2021, compared with $0.9million and $101.5 million for the period from May 29, 2020 through May 31, 2020, and the Predecessor period from June 1, 2019 to May 28, 2020, respectively. This increase in cost was attributable to a significant increase in shipping volume as well as increase in market prices. For the year ended May 31, 2021, the Company maintained 7.1% gross margins for products and services which are close to historical average.

Operating Expenses

Operating expenses were approximately $23.0 million for the year ended May 31, 2021, compared with $0.5 million and $13.9 million for the period from May 29, 2020 through May 31, 2020, and the Predecessor period from June 1, 2019 to May 29, 2020, respectively. Comparing the year ended May 31, 2021 and the Predecessor period ended May 28, 2020, increase in operating expenses mostly due to professional fees increased by $0.9 million due to acquisition related transactions in May of 2020 and the reverse merger transactions in October of 2020, selling and promotion expense increased by approximately $3.7 million due to increase in sales team and more effective incentives, resulting in higher sales. In order to support higher sales, the Company engaged in a factoring arrangement starting May 29, 2020, to provide short term liquidity while working with a number of banks on establishing an operating line of credit. The Company was successful in securing a line by the end of year ended May 31, 2021. As a result, the Company incurred $4.5 million in Factoring fees during the year ended May 31, 2021.

Other Income (Expense)

Interest expense was approximately $1.8 million for the year ended May 31, 2021, compared with $4,158 and $0.3 million for the period from May 29, 2020 through May 31, 2020, and the Predecessor period from June 1, 2019 to May 28, 2020, respectively. During the year ended May 31, 2021 (Predecessor) interest expense totaled approximately $1.8 million and was comprised of $121,000 for bank interest charges, $310,000 for loan interest and approximately $1.4 million for accretion of debt discount related to the Company’s convertible notes. During Predecessor period, interest expense was charged on the two small lines of credit used by the ULI HK Entities for operating capital.

During the year ended May 31, 2021, the Company recorded loss on extinguishment of convertible note payable of approximately $1.1 million. The Company was also granted forgiveness of the Paycheck Protection Program loans under the CARES Act, (the “PPP Loan”) and recorded a gain on forgiveness of approximately $1.6 million.

Net Income (Loss)

Interest income was approximately $1.7 million for the year ended May 31, 2021, compared with a net loss of $0.5 million and a net loss of $1.1 million for the period from May 29, 2020 through May 31, 2020, and the Predecessor period from June 1, 2019 to May 28, 2020, respectively. The increase was primarily due to the Company’s management successfully combining the acquired entities, achieved synergies, and growing profitable new business.

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

The following are reconciliations of Adjusted EBITDA to net income (loss), the most comparable GAAP measure:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from May 29, 200 to May 31, 2020	Period from June 1, 2019 to May 28, 2020

Net income (loss)	$1,725,497	$(408,510)	$(1,128,171)

Adjustments:
Income tax expense	519,869		-
Depreciation and amortization	765,532		172,295
Stock based compensation	91,666		-
Gain on forgiveness of promissory notes	1,147,856		-
Loss on extinguishment of convertible notes	(1,646,062)		-
Factoring fees	4,471,540		-
Interest expense (including accretion of debt discount)	1,781,828		333,608

Adjusted EBITDA	$8,857,726	$(408,510)	$(622,268)

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

The Company’s principal executive officers have assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2021. In making this assessment, the Company’s principal executive officers were guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Update). The Company’s principal executive officers have concluded that based on their assessment, as of May 31, 2021, that our internal control over financial reporting were not effective and require remediation in order to be effective at the reasonable assurance level. Prior to the business combination, we have been a private company with limited accounting personnel and other resources necessary for effective internal controls over financial reporting. In addition, our auditors identified material weaknesses in our internal control over financial reporting during the audit of both periods ended, May 28, 2020 and May 31, 2020, respectively. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design and maintain an effective control environment commensurate with our financial reporting requirements, including (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience. Management’s general assessment of the above processes in light of the company’s size, maturity and complexity, as to the design and effectiveness of the internal controls over financial reporting is that the key controls and procedures in each of these processes provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the fiscal year ended May 31, 2021, we actively addressed and remediated a number of previously identified material weaknesses in internal controls over financial reporting, we significantly improved our accounting processes, documentation, introduced new accounting policies and procedures, upgraded our accounting personnel and provided our employees with necessary tools and resources, but because we have not completed a full risk assessment of the internal controls over financial reporting at the activity level, including extensive process documentation and testing, we are not able to conclude that our internal controls over financial reporting are operating effectively and efficiently at this time. The Company’s principal executive officers and the board are fully committed to achieving full compliance by the end of the fiscal year ending May 31, 2023.

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

Name and Address of Beneficial Owner(1)	Outstanding Common Stock (2)	Percentage of Ownership of Common Stock (3)
5% Beneficial Shareholders		%

Great Eagle Freight Limited (6)	-	24.6%

5% Beneficial Shareholders as a Group

Officers and Directors
Sunandan Ray (4)	322,086,324	64.9%
David Briones (5)	-	4.99%
Patrick Lee (7)	-	* %
Eli Kay	-	* %

Officers and Directors as a Group (3 persons)		90.2%

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

Item 14. Principal Accountant Fees and Services.

Audit Fees: Audit fees incurred were $304,000 for the annual audit of the Company’s financial statements for the year ended May 31, 2021 included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings. Audit fees were $180,000 for the annual audit of the Company’s financial statements for the Period ended May 31, 2020.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

a. Exhibits

(a)	Exhibits.

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated October 8, 2020	8-K	2.1	10/13/2020
3.1	Certificate of Designation of Series A Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.1	10/13/2020
3.2	Certificate of Designation of Series B Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.2	10/13/2020
3.3	Amended and Restated Articles of Incorporation	8-K	3.1	01/14/2021
4.1	10% Convertible Promissory Note, dated October 8, 2020	8-K	4.1	10/13/2020
4.2	Common Stock Purchase Warrant, dated October 8, 2020	8-K	4.2	10/13/2020
4.3	10% Convertible Promissory Note, dated October 14, 2020	8-K	4.2	10/19/2020
4.4	10% Convertible Promissory Note, dated October 14, 2020	8-K	4.3	10/19/2020
4.5	Common Stock Purchase Warrant, dated October 14, 2020	8-K	4.4	10/19/2020
4.6	Amended Number 1 to Promissory Note, dated November 12, 2020, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	10-K	4.6	08/31/2021
4.7	Form Convertible Note	10-K	4.7	08/31/2021
4.8	10% Promissory Note, dated March 19, 2021	8-K	4.1	03/22/2021
4.9	Amended and Restated Promissory Note, dated April 7, 2021	8-K	4.1	04/09/2021
4.10	Description of Securities	10-K	4.10	08/31/2021
10.1	Securities Purchase Agreement, dated October 8, 2020	8-K	10.1	10/13/2020
10.2	Registration Rights Agreement, dated October 8, 2020	8-K	10.2	10/13/2020
10.3	Employment Agreement with Sunandan Ray dated May 29, 2020	8-K	10.3	10/13/2020
10.4	General Release Agreement, dated October 8, 2020	8-K	10.4	10/13/2020
10.5	Split-Off Agreement, dated October 8, 2020	8-K	10.5	10/13/2020
10.6	Securities Purchase Agreement, dated October 14, 2020	8-K	10.1	10/19/2020
10.7	Amended Secured Accounts Receivable Facility, dated November 2, 2020, by and between Unique Logistics International (NYC) LLC and Corefund Capital, LLC				X
10.8	Form Purchase Agreement	10-K	10.8	08/31/2021
10.9	Form Registration Rights Agreement	10-K	10.9	08/31/2021
10.10	Form Security Agreement	10-K	10.10	08/31/2021
10.11	Form Guaranty Agreement	10-K	10.11	08/31/2021
10.12	Form Waiver	10-K	10.12	08/31/2021
10.13	Employment Agreement with Eli Kay dated August 11, 2021	8-K	10.1	08/16/2021
16.1	Letter from Baker Tilly US, LLP, dated April 30, 2021	8-K	16.1	04/30/2021
21.1	List of Subsidiaries	10-K	21.1	08/31/2021
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1**	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

b. Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2022	UNIQUE LOGISTICS INTERNATIONAL, INC.

	By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sunandan Ray	Director, Chief Executive Officer	September 13, 2022
Sunandan Ray	Principal Executive Officer

/s/ Eli Kay	Chief Financial Officer	September 13, 2022
Eli Kay	Principal Financial and Accounting Officer

/s/ David Briones	Director	September 13, 2022
David Briones

/s/ Patrick Lee	Director	September 13, 2022
Patrick Lee

UNIQUE LOGISTICS INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Unique Logistics International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Unique Logistics International, Inc. (the “Company”) as of May 31, 2021, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

August 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Unique Logistics International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Unique Logistics International, Inc. (the “Company”) as of May 31, 2020, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from May 29, 2020 through May 31, 2020 and for the combined period from June 1, 2019 through May 28, 2020 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020, and the results of its operations and its cash flows for the period from May 29, 2020 through May 31, 2020 and for the period from June 1, 2019 through May 28, 2020 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

September 13, 2022

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2021	May 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$252,615	$1,349,363
Accounts receivable – trade, net	20,369,747	7,932,310
Contract assets	23,423,314	4,837,008
Factoring reserve	7,593,665	970,724
Other prepaid expenses and current assets	761,458	91,671
Total current assets	52,400,799	15,181,076

Property and equipment – net	192,092	198,988

Other long-term assets:
Goodwill	4,463,129	4,773,584
Intangible assets – net	8,044,853	8,752,000
Operating lease right-of-use assets – net	3,797,527	4,770,280
Deposits and other assets	555,362	292,404
Other long-term assets	16,860,871	18,588,268
Total assets	$69,453,762	$33,968,332

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable – trade	$38,992,846	$9,591,780
Accrued expenses and other current liabilities	2,383,915	3,619,216
Accrued freight	10,403,430	3,477,380
Current portion of notes payable – net of discount	2,285,367	1,476,642
Current portion of long-term debt due to related parties	397,975	6,380,975
Current portion of operating lease liability	1,466,409	1,288,216
Total current liabilities	55,929,942	25,834,209

Other long-term liabilities	565,338	848,010
Long-term-debt due to related parties, net of current portion	715,948	193,328
Notes payable, net of current portion – net of discount	3,193,306	2,494,420
Operating lease liability, net of current portion	2,431,144	3,482,064
Total long-term liabilities	6,905,736	7,017,822

Total liabilities	62,835,678	32,852,031

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value: 5,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 130,000 issued and outstanding as of May 31, 2021 and 2020	130	130
Series B Convertible Preferred stock, $0.001 par value; 840,000 and 870,000 shares issued and outstanding as of May 31, 2021 and 2020, respectively	840	870

Common stock, $0.001 par value; 800,000,000 shares authorized; 393,742,663 and 0 shares issued and outstanding as of May 31, 2021 and 2020, respectively	393,743	-
Additional paid-in capital	4,906,384	1,523,811
Retained earnings (accumulated deficit)	1,316,987	(408,510)
Total Stockholders’ Equity	6,618,084	1,116,301
Total Liabilities and Stockholders’ Equity	$69,453,762	$33,968,332

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended May 31, 2021	Period from May 29, 2020 to May 31, 2020	Period from June 1, 2019 to May 28, 2020
Revenues:
Airfreight services	$137,055,903	$169,924	$31,564,155
Ocean freight and ocean services	196,041,832	730,944	45,778,067
Contract logistics	3,093,626	18,126	2,333,209
Customs brokerage and other services	35,695,911	151,330	34,944,398
Total revenues	371,887,272	1,070,324	114,619,829

Costs and operating expenses:
Airfreight services	130,564,578	158,223	28,150,851
Ocean freight and ocean services	179,759,763	628,542	39,100,529
Contract logistics	1,267,360	3,497	817,800
Customs brokerage and other services	33,766,727	157,800	33,425,566
Acquisition expenses	-	239,350	-
Salaries and related costs	9,184,390	60,776	9,202,566
Professional fees	1,350,369	180,000	409,961
Rent and occupancy	1,815,194	21,086	1,823,189
Selling and promotion	4,535,373	5,720	832,107
Depreciation and amortization	765,532	-	172,295
Fees on factoring agreements	4,471,540	-	-
Other	877,458	19,682	1,479,528
Total costs and operating expenses	368,358,284	1,474,676	115,414,392

Income (loss) from operations	3,528,988	(404,352)	(794,563)

Other income (expenses)
Interest	(1,781,828)	(4,158)	(333,608)
Gain on forgiveness of promissory notes	1,646,062	-	-
Loss on extinguishment of convertible note	(1,147,856)	-	-
Total other income (expenses)	(1,283,622)	(4,158)	(333,608)

Net income (loss) before income taxes	2,245,366	(408,510)	(1,128,171)

Income tax expense	519,869	-	-

Net income (loss)	$1,725,497	$(408,510)	$(1,128,171)

Net income (loss) per common share
– basic	$-	$(0.04)	(0.11)
– diluted	$-	$(0.04)	(0.11)

Weighted average common shares outstanding
– basic	1,408,941,722	10,000,000	10,000,000
– diluted	10,030,364,061	10,000,000	10,000,000

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A		Series B				Additional	Retained Earnings
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Predecessor Balance June 1, 2019	-	$-	-	$-	-	$-	$-	$494,408	$494,408

Net Loss			-	-	-	-	-	(1,128,171)	(1,128,171)

Cancellation of Predecessor Equity	-	-	-	-	-	-	-	633,762	633,762

Predecessor Balance May 28, 2020	-	$-	-	$-	-	$-	$-	$-	$-

Successor Balance May 29, 2020	-	$-	-	$-	-	$-	$-	$-	$-

Series A Preferred Stock	130,000	130	-	-	-	-	-	-	130

Series B Preferred Stock	-	-	870,000	870	-	-	-	-	870

Rollover equity at acquisition	-	-	-	-	-	-	1,523,811	-	1,523,811

Net loss	-	-	-	-	-	-	-	(408,510)	(408,510)
Successor Balance, May 31, 2020	130,000	$130	870,000	$870	-	$-	$1,523,811	$(408,510)	$1,116,301

Issuance of Common Stock for services rendered	-	-	-	-	28,291,180	28,291	63,375	-	91,666

Conversion of Series B Preferred Stock to Common Stock	-	-	(30,000)	(30)	196,394,100	196,394	(196,364)	-	-

Recapitalization upon acquisition – net	-	-	-	-	133,601,511	133,602	(179,340)	-	(45,738)

Warrants issued with convertible notes	-	-	-	-	-	-	1,126,497	-	1,126,497

Beneficial conversion feature of convertible notes	-	-	-	-	-	-	2,540,169	-	2,540,169

Issuance of common stock for the conversion of notes and accrued interest	-	-	-	-	35,455,872	35,456	28,236	-	63,692

Net income	-	-	-	-	-	-	-	1,725,497	1,725,497

Successor Balance, May 31, 2021	130,000	$130	840,000	$840	393,742,663	$393,743	$4,906,384	$1,316,987	$6,618,084

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	For the Year Ended May 31, 2021	Period from May 29, 2020 to May 31, 2020	Period from June 1, 2019 to May 28 2020
Cash flows from operating activities:
Net income (loss)	$1,725,497	$(408,510)	$(1,128,171)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	765,532		178,015
Amortization of debt discount	1,350,389	-	-
Share-based compensation	91,666	-	-
Amortization of right of use assets	1,195,995	-	-
Loss on extinguishment of notes payable	1,147,856	-	-
Gain on forgiveness of notes payable	(1,646,062)	-	-
Bad debt expense	240,000	-	-
Change in deferred tax asset	(264,000)	-	-
Accretion of consulting agreement	(282,672)	-	-
Changes in operating assets and liabilities:			-
Accounts receivable - trade	(12,677,437)	2,046,885	(1,751,294)
Contract assets	(18,586,306)	-	-
Factoring reserve	(6,622,941)	-	-
Prepaid expenses and other current assets	(669,787)	-	648,996
Deposits and other assets	1,042	(648,996)	(205,612)
Accounts payable - trade	29,465,943	(192,416)	364,179
Accrued expenses and other current liabilities	(1,226,702)	765,089	715,079
Accrued freight	6,926,050	-	-
Operating lease liability	(1,095,969)	-	-
Net Cash (Used in) Provided by Operating Activities	(161,906)	1,562,052	(1,178,808)
Cash flows from investing activities:
Acquisition of business – net of cash acquired	-	(212,689)	-
Purchase of property and equipment	(51,489)	-	(101,828)
Net Cash Used in Investing Activities	(51,489)	(212,689)	(101,828)
Cash flows from financing activities:
Proceeds from notes payable	5,174,902	-	604,481
Repayments of notes payable	(858,330)	-	-
Repayments of long-term debt due to related parties	(5,149,925)	-	-
Cash paid for debt issuance costs	(50,000)	-	-
Net Cash Used in Financing Activities	(883,353)	-	604,481
Net change in cash and cash equivalents	(1,096,748)	1,349,363	(676,155)
Cash and cash equivalents - Beginning of Period	1,349,363	-	676,155
Cash and cash equivalents - End of Period	$252,615	$1,349,363	$-
Supplemental disclosure of cash and non-cash transactions:
Cash Paid During the Period for:
Income taxes	$527,583	$-	$-
Interest	$66,717	$-	$333,608
Supplementary disclosure of non-cash investing and financing activities:
Operating lease asset and liability additions	$223,242	$-	$4,770,280
Non-cash note forgiveness due to UL HK	$310,452	$-	$-
Fair value of warrants issued with convertible notes	$1,126,497	$-	$-
Beneficial conversion feature of convertible notes	$2,540,169	$-	$-
Issuance of Common Stock - Conversions and Awards	$393,743	$-	$-
Non-cash consideration paid in business combination	$-	$11,102,022	$-

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

Amendment

The Company determined that a revision of previously issued form 10k that included financial statements for the period ended May 31, 2021 and May 31, 2020, was necessary. Management concluded that there are two primarily disclosure related issues that would require an amendment of previously issued financial statements. One issue related to derivative accounting and the other with the presentation of the “Predecessor” activity as part of the comparative financial statements.

Derivative:

As of May 31, 2021, and 2020, the Company had only Convertible Preferred Shares Series A outstanding (See Note 10, Shareholders Equity). On December 10, 2021, the Company completed an exchange of its Convertible Notes into Convertible Preferred Shares Series C and D (See Note 13, Subsequent Events, Securities Exchange Agreement). All these Convertible Preferred Shares have two provisions in common: Conversion and Anti-Dilution features. For the Conversion provision, management determined that the conversion rate for Series A, C and D Preferred Shares is fixed and all adjustments to the conversion price are within the Company’s control meaning that an imbedded derivative exists, but the instrument is clearly and closely related to the economic characteristics and risks of the host contract, and no bifurcation is required.

For the Anti-Dilution provision management concluded that changes in the number of fully diluted shares would not be an input to the fair value of a fixed-for-fixed forward or option on equity shares, and the conversion feature would therefore not be considered indexed to the common stock. Under these circumstances, where this feature is a derivative, the company would need to separately recognize the anti-dilute feature as a derivative liability or asset. The economic characteristics of this feature would not be considered clearly and closely related to the preferred share host, understanding that the economic characteristics of the anti-dilute feature for any change in the number of fully diluted shares, excluding change in the number of issuable shares, and that the value of a preferred share absent this feature would not be correlated in this manner. Because the variability of the potential issuance is unknown, and because the provision is tied to the fully diluted capitalization of the company, the feature is not clearly and closely related to the host contract, and therefore imbedded derivate instrument needs to be bifurcated.

Based on the above conclusions, management has engaged an independent third party to value the imbedded derivative, equal to incremental value of additional shares of common stock to be issued to the shareholders of Series A, C and D Preferred Shares upon qualified event at each of the reporting dates, May 31, 2020 and 2021, , using the following valuation methodology. The underlying value of the anti-dilution option was calculated from estimating the probability and value of a potential additional capital raise. The model estimates the potential that the company completes a capital raise prior to the expiration of the anti-dilution feature and determines the value of the anti-dilution feature given these assumptions. The model requires the use of certain assumptions, such as probability a raise is completed, probability certain anti-dilution features are extended, estimated raise amount, term to a raise, and an appropriate risk-free interest rate.

The value of the antidilution derivative related to Series A Preferred Shares was deemed immaterial as of May 31, 2021 and as of May 31, 2020. Subsequent to May 31, 2021,the value of the antidilution derivative related to Series A, C and D Preferred Shares increased and as of February 28, 2022, resulted in a material mark to market adjustment and corresponding derivative liability was recorded in the financial statements for the period ended February 28, 2022.

Predecessor:

Unique Logistics Holdings, Inc. (“ULHI”) was inactive until acquiring Unique Logistics International (NYC), LLC, Unique Logistics International (ATL) LLC, and Unique Logistics International (BOS) Inc. (collectively the “UL US Entities”), on May 29, 2020. Unique Logistics Holdings, Inc. (“ULHI”) was the accounting acquirer in a reverse merger with Innocap, Inc. on October 8, 2020, and, the UL US Entities would be considered the Company’s predecessor, as defined in Rule 12b-2 of Regulation 12B. Management has made these corrections related to presentation in the corresponding financial statements. When there is a predecessor, the historical financial statements of the predecessor must be included in the registration statement for periods prior to the acquisition.. All three entities UL NYC, UL ATL and UL BOS are deemed to be predecessor companies under common control prior to acquisition and should be presented on a combined basis for a period from 5/31/2019 through 5/28/2020.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries stated in U.S. dollars, the Company’s functional currency. All intercompany balances and transactions have been eliminated in consolidation.

As a result of the “Acquisitions” (See “Acquisitions” in Note 2), for accounting purposes, the Company was the acquirer of the UL US Entities and had no operations prior to the Acquisitions. Accordingly, the financial statement presentation includes the consolidated financial statements of the UL US Entities as “Successor” for the periods after May 29, 2020 and as “Predecessor” for periods prior to May 28, 2020 or the UL HK Transaction date.

For the Predecessor period, financial statements are presented on a combined basis for the period from June 1, 2019 to May 28 2020. All Predecessor entities operated independently from each other during that time and had no intercompany balances or transactions.

For the Successor short period from May 29, 2020 to May 31, 2020 and all periods thereafter, the Company consolidated the financial position and results of operations of its majority-owned or controlled subsidiaries.

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, current portion of long-term debt due to related party payables, convertible notes, net and current portion of promissory loans approximate fair value due to their short-term nature as of May 31, 2021 and 2020. The carrying amount of the debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had no Level 3 assets or liabilities as of May 31, 2021 and 2020 except for Level 3 derivative liability with insignificant balances as of these dates. There were no transfers between levels during the reporting period.

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

The Company derivative liabilities were measured at fair value every quarter. Derivative liability related to Preferred Convertible Stock Series A existed but was considered immaterial as of May 31, 2021, and May 31, 2020.

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

Concentrations

Two customers represented approximately 25% of accounts receivable as of May 31, 2021. No customer represented greater than 10% of accounts receivable as of May 31, 2020. Two customers accounted   for 24.6% and 18.9% of revenue, respectively, for the year ended May 31, 2021. Same two customers accounted for 28.4% and 20.8% of revenue, respectively, for the period from May 29, 2020 through May 31, 2020. Same two customers accounted for 5% and 3% respectively for the period from June 1, 2019 to May   28, 2020 (Predecessor).

Off Balance Sheet Arrangements

The Company has an agreement with an unrelated third party (the “Factor”) for factoring of specific accounts receivable. The factoring is treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflect the face value of the account less a fee, which is presented in costs and operating expenses on the Company’s consolidated statements of operations in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in the consolidated balance sheets. The Company reports the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s consolidated statements of cash flows. The net principal balance of trade accounts receivable outstanding in the books of the factor under the factoring agreement was approximately $31,750,000 and $3,900,000 as of May 31, 2021 and 2020  , respectively. (See Note 11).

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

During the year ended May 31, 2021  and the period ended from May 29, 2020 to May 31, 2020 the Company factored accounts receivable invoices totaling approximately $233,896,000 and $4,785,000, respectively, pursuant to the Company’s factoring agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred expenses totaling approximately $4,472,000 pursuant to the agreements for the year ended May 31, 2021  and none for period from May 29, 2020 to May 31, 2020 , which is presented in costs and operating expenses on the consolidated statement of operations. The Company did not factor its receivable invoices during the period from June 1, 2019 to May 28, 2020 (Predecessor).

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

Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period. The Company did not record any impairment for the year ended May 21, 2021  and for the period from May 29, 2020 to May 31, 2020and for the period from June 1, 2019 to May 28, 2020 (Predecessor)

Goodwill and Other Intangibles

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

For the year ended May 31, 2021  and for the period from May 29, 2020 to May 31, 2020, the Company conducted its annual review of impairment of goodwill and intangible assets and no impairment was identified.

Impairment of Long-Lived Assets

Long-lived assets are comprised of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of FASB ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The Company did not record any impairment for the year ended May 31, 2021  and for the period from May 29, 2020 to May 31, 2020 or for the period from June 1, 2019 to May 28, 2020 (Predecessor) as there were no triggering events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable.

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

The Company uses the assets and liability method of accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax basis. As of May 31, 2021 and 2020 , the Company recognized a deferred tax asset of $264,000 and $0, respectively, which is included in deposits and other assets on the consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset. No valuation allowance was recorded for deferred tax asset at May 31, 2021.

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

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers during the period ended May 28, 2020. Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for services. The Company recognizes revenue upon meeting each performance obligation based on the allocated amount of the total consideration of the contract to each specific performance obligation.

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

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received. There were no contract liabilities outstanding as of May 31, 2021 and 2020 .

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue by significant geographic area for the year ended May 31, 2021 based on origin of shipment (imports) or destination of shipment (exports):

	Successor		Predecessor
	For the Year ended May 31, 2021	Period from May 29, 2020 to May 31, 2020	Period from June 1, 2019 to May 28, 2020
China, Hong Kong & Taiwan	$186,932,382	$-	$28,866,573
South East Asia	104,475,697	-	13,133,401
United States	31,452,041	-	10,462,320
India Sub-continent	28,164,102	-	55,785,616
Other	20,863,050	1,070,324	6,371,919
Total revenue	$371,887,272	$1,070,324	$114,619,829

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

	Successor		Predecessor
	For the Year Ended May 31, 2021	Period from May 29, 2020 to May 31, 2020	Period from June 1, 2019 to May 28, 2020
Numerator:
Net income	$1,725,497	$(408,510)	$(1,128,171)
Effect of dilutive securities	1,350,389	-	-

Diluted net income	$3,075,886	$(408,510)	$(1,128,171)

Denominator:
Weighted average common shares outstanding – basic	1,408,941,722	10,000,000	10,000,000

Dilutive securities (a):
Series A Preferred	1,316,157,000	-	-
Series B Preferred	5,499,034,800	-	-
Convertible notes	1,806,230,539	-	-

Weighted average common shares outstanding and assumed conversion – diluted	10,030,364,061	10,000,000	10,000,000

Basic net income per common share	$-	$(0.04)	$(0.11)

Diluted net income per common share	$-	$(0.04)	$(0.11)

(a) – Anti-dilutive securities excluded:	-	-	-

The Company did not have dilutive securities for the period from June 1, 2019 to May 28, 2020 (Predecessor) and for the period from May 29, 2020 to May 31, 2020.

The weighted average common shares number of 10,000,000 shares is presented on the pro-forma basis as if the Predecessor entities were combined during the period from June 1, 2019 through the period ended May 31, 2020

Leases

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

During the period ended May 28, 2020, the Company adopted ASC 842 upon inception and recognized a right of use (“ROU”) asset and liability in the consolidated balance sheet in the amount of $4,770,280 related to the operating lease for office and warehouse space.

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

The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. All ROU assets and lease liabilities are recognized at the commencement date at the present value of lease payments over the lease term. ROU assets are adjusted for lease incentives and initial direct costs. The lease term includes renewal options exercisable at the Company’s sole discretion when the Company is reasonably certain to exercise that option. As the Company’s leases generally do not have an implicit rate, the Company uses an estimated incremental borrowing rate based on borrowing rates available to them at the commencement date to determine the present value. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from ROU assets and lease liabilities to the extent not considered fixed, and instead expenses variable payments as incurred. Lease expense is recognized on a straight-line basis over the lease term and is included in rent and occupancy expenses in the consolidated statements of operations.

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

For the year ended May 31, 2021, share-based compensation amounted to $91,666 for services provided by a consultant The Company did not award any share-based employee compensation during all reporting periods.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and has subsequently issued several amendments (collectively, “ASU 2016-13”). ASU 2106-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 will be effective for smaller reporting companies for fiscal years beginning after December 15, 2022. Earlier application is permitted only for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this uidancee on its consolidated financial statements.

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

In connection with the Merger, on October 8, 2020, Innocap Inc., Star Exploration Corporation, a Texas corporation and wholly owned subsidiary of Innocap (the “Split-Off Subsidiary”), and Paul Tidwell, an individual in his capacity as the Split-Off Subsidiary purchaser, entered into a Split-Off Agreement (the “Split-Off Agreement”). Pursuant to the terms of the Split-Off Agreement, Innocap Inc., as seller, in consideration of the Cancellation and the assignment and assumption of $797,000 of Innocap Inc.’s liabilities, sold to Paul Tidwell all of the issued and outstanding shares of the Split-Off Subsidiary including and all assets related to Innocap Inc.’s current business.

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

UL ATL, UL BOS, and UL NYC are collectively referred to as “UL US Entities”.

ULHI also entered into three separate securities purchase agreements with the minority interest holders of UL ATL (the, “UL ATL Transaction”), UL BOS (the “UL BOS Transaction”) and UL NYC (the “UL NYC Transaction”), respectively, whereby, together with the consummation of the UL HK Transaction, each such entity became a wholly owned subsidiary of the ULHI.

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

The following summarizes the fair values of the assets acquired and liabilities assumed at the acquisition:

Assets:
Current assets	$16,571,270
Property and equipment	206,873
Security deposits	292,404
Other intangibles	8,752,000
Goodwill (1)	4,773,585
Total identified assets acquired	$30,596,132

Liabilities:
Current liabilities	$16,115,703
Consulting service contract liability	848,010
Long-term assumed liabilities	1,394,533
Total liabilities assumed	$18,358,246

Total net assets assumed	$12,237,886

(1)	The goodwill acquired is primarily attributable to the workforce of the acquired business and significant synergies expected to arise after ULHI’s acquisition of UL US Entities. ULHI is assessing the amount of goodwill that will be deductible for income tax purposes. For the year ended May 31, 2021, the amount of goodwill deductible for income tax purposes was immaterial. The Company will continue to analyze the goodwill for deductibility over the 15-year life. See Note 4.

Other intangible assets and their amortization periods are as follows:

	Cost Basis	Useful Life
Tradenames/trademarks	$806,000	10 years
Customer relationships – ATL	5,605,000	15 years
Customer relationships – BOS	310,000	12 years
Customer relationships – NYC	1,718,000	14 years
Non-compete agreements	313,000	3 years
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

Depreciation expense charged to income for the year ended May 31, 2021 amounted to $58,384. The Company did not incur depreciation expense for the period from May 29, 2020 through May 31, 2020 . For the period from June 1, 2019 to May 28, 2020 (Predecessor) depreciation expense was $172,295.

4. GOODWILL

The carrying amount of goodwill was $4,463,129 and $4,773,584 at May 31, 2021 and 2020, respectively. On February 19, 2021, the Company and UL HK agreed to reduce an existing $325,000 note assumed by the Company in the May 29, 2020 acquisition (Note 2). The settlement amount of $310,452 was accounted for as a measurement period adjustment and resulted in a reduction to goodwill.

The Company conducted its annual review of impairment and no impairment in the carrying amount of goodwill was recognized during the year ended May 31, 2021  and for the period from May 29, 2020 through May 31, 2020and for the period from June 1, 2019 to May 28, 2020 (Predecessor).

5. INTANGIBLE ASSETS

Intangible assets consist of the following at May 31, 2021 and  2020:

	May 31, 2021	May 31, 2020

Trade names / trademarks	$806,000	$806,000
Customer relationships	7,633,000	7,633,000
Non-compete agreements	313,000	313,000
	8,752,000	8,752,000
Less: Accumulated amortization	(707,147)	-
	$8,044,853	$8,752,000

Amortizable intangible assets, including tradenames and non-compete agreements, are amortized on a straight-line basis over 3 to 10 years. Customer relationships are amortized on a straight-line basis over 12 to 15 years. For the year ended May 31, 2021 , amortization expense related to the intangible assets was $707,147. For the period from May 29, 2020 through May 31, 2020, there was no amortization expense related to the intangible assets due to timing of the acquisition and the Company’s  fiscal year-end and none for the period from June 1, 2019 to May 28, 2020 (Predecessor). As of May 31, 2021, the weighted average remaining useful lives of these assets were 8.33 years.

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve Months Ending May 31,
2022	$707,143
2023	707,143
2024	693,800
2025	693,800
2026	693,800
Thereafter	4,549,167
$8,044,853

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at May 31, 2021 and 2020 :

	May 31, 2021	May 31, 2020

Accrued salaries and related expenses	$672,455	$145,165
Accrued sales and marketing expense	539,810	116,500
Accrued professional fees	75,000	117,040
Accrued income tax	256,286	-
Accrued overdraft liabilities	790,364	97,519
Other accrued expenses and current liabilities	50,000	3,142,992
	$2,383,915	$3,619,216

7. FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consist of:

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

During April and May 2020, the UL US Entities received aggregate proceeds of $1,646,062 through this program. The promissory notes mature for dates ranging from April 2022 through May 2022. As of May 31, 2021 and 2020, the outstanding balance due under these promissory notes was $358,236 and $1,646,062, respectively .

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

On March 9, 2021, the Company was granted an SBA loan (the “Loan”) by Century Bank in the aggregate amount of $358,236, pursuant to the second round of the Paycheck Protection Program (the “PPP”) under the CARES Act. The Loan, which was in the form of a note, matures on March 5, 2026 and bears interest at a rate of 1% per annum. The Loan is payable in equal monthly installments after the Deferral Period which ends on the day of the Forgiveness Deadline. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. The funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. As of May 31, 2021 and 2020, the outstanding balance due was $358,236 and $0, respectively, which is included in promissory notes on the consolidated balance sheets .

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

On May 29, 2020, the Company entered into a non-compete, non-solicitation and non-disclosure agreement with a former owner of ATL. The amount payable under the agreement is $500,000 over a three-year period. The agreement calls for twenty-four monthly non-interest bearing payments of $20,833.33 with the first payment on June 29, 2020. As of May 31, 2021 and 2020, the outstanding balance due under the agreement was $250,004 and $500,000, respectively .

Promissory Note

On March 19, 2021 (the “Effective Date”), Unique Logistics International, Inc. (the “Company”) issued to an accredited investor (the “Investor”) a 10% promissory note in the principal aggregate amount of $1,000,000 (the “Note”). The Company received aggregate gross proceeds of $1,000,000. The purpose of the funds is to augment working capital resulting from a surge in business and new customer acquisition. The Note matures on the date that is thirty (30) days following the Effective Date (the “Maturity Date”). The Note bears interest at a rate of ten percent (10%) per annum (the “Interest Rate”). The Company may prepay the Note without penalty. On April 7, 2021, Unique Logistics International, Inc. (the “Company”) entered into an Amended and Restated Promissory Note (the “Amended and Restated Note”) with an investor pursuant to which the Company and the Investor agreed to amend and restate in its entirety that certain promissory note, issued to the Investor on March 19, 2020 (the “ Original Note”). The Amended and Restated Note supersedes and replaces the Original Note. The Amended and Restated Note is in the principal aggregate amount of $1,000,000 and bears interest at a rate of a guaranteed 7.5% or Seventy-Five Thousand dollars ($75,000) at maturity. The Amended and Restated Note matures on June 15, 2021 (the “Maturity Date”), This Note was subsequently extended to October 15, 2021, and is subject to the Exchange Agreement consummated on August 19, 2021 (See Subsequent Event Note 13). The Company may prepay the Amended and Restated Note without penalty. The Amended and Restated Note contains certain events of default. In the event of a default, at its’ option and sole discretion, the Investor may consider the Amended and Restated Note immediately due and payable. Upon such an event of default, the interest rate increases to eighteen percent (18%) per annum. As of May 31, 2021 and 2020, the outstanding balance due under the agreement was $1,062,215 and $0, respectively .

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

The Company utilizes a financial reporting firm owned and controlled by David Briones, a member of our Board of Directors. The service fees are $5,000 per month. Total fees were $60,000 and none for years ended May 31, 2021  and the period from May 29, 2020 through May 31, 2020, respectively. None for the period from June 1, 2019 to May 28, 2020 (Predecessor).

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

Accounts Receivable–- trade and Accounts Payable–- trade

Transactions with related parties account for $1 ,274,250 and $10,839,224 of accounts receivable–- trade and accounts payable – trade as of May 31, 2021, respectively, and $1,321,473 and $4,171,839 of accounts receivable – trade and accounts payable – trade as of May 31, 2020, respectively.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the year ended May 31, 2021, these transactions represented $2,355,214 of revenue. Revenue from related party transactions was $2,756,493 during the period from June 1, 2019 to May 28, 2020 (Predecessor).

Direct costs are services billed to the Company by related parties for shipping activities. For the year ended May 31, 2021, these transactions represented $54,898,109 of total direct costs. Direct costs billed to the Company by related parties were $16,067,018 during the period from June 1, 2019 to May 28, 2020 (Predecessor)

There were no related party revenue and expense transaction for the period from May 29, 2020 through May 31, 2020.

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

The Company recorded expense of $45,867 for the year ended May 31, 2021 , respectively, and $0 for the period from May 29, 2020 to May 31, 2020.Expenses recorded for the period from June 1, 2019 to May 28, 2020 were $132,941 (Predecessor).

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

The components of lease expense were as follows:

	Successor		Predecessor
	For the Year Ended May 31, 2021	Period from May 29, 2020 to May 31, 2020	Period from June 1, 2019 to May 28, 2020

Operating lease	$1,506,090	$21,086	$2,816,412
Interest on lease liabilities	148,039	-	-
Total net lease cost	$1,654,129	21,086	$2,816,412

Supplemental balance sheet information related to leases was as follows:

	May 31, 2021	May 31, 2020

Operating leases:
Operating lease ROU assets – net	$3,797,527	$4,770,280

Current operating lease liabilities, included in current liabilities	$1,466,409	$1,288,216
Noncurrent operating lease liabilities, included in long-term liabilities	2,431,144	3,482,064
Total operating lease liabilities	$3,897,553	$4,770,280

Supplemental cash flow and other information related to leases was as follows:

	Successor		Predecessor
	For the Year Ended May 31, 2021	Period from May 29, 2020 to May 31, 2020	Period from June 1, 2019 to May 28, 2020

ROU assets obtained in exchange for lease liabilities:
Operating leases	$223,242	$-	$4,770,280
Weighted average remaining lease term (in years):
Operating leases	4.04	4.48	4.48
Weighted average discount rate:
Operating leases	4.25%	4.25%	4.25%

As of May 31, 2021, future minimum lease payments under noncancelable operating leases are as follows:

Future Minimum Payments for the Twelve Months Ending May 31,
2022	$1,598,287
2023	958,942
2024	528,755
2025	455,771
2026	256,978
Thereafter	467,008
Total lease payments	4,265,740
Less: imputed interest	(368,187)
Total lease obligations	$3,897,553

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

12.	INCOME TAX PROVISION

The income tax provision consists of the following:

	Successor		Predecessor
	Year Ended May 31, 2021	Period from May 29, 2020 to May 31, 2020	Period from June 1, 2019 to May 28, 2020
Federal
Current	$521,293	$-	$-
Deferred	(208,560)	-	-
State and Local
Current	262,576	-	-
Deferred	(55,440)	-	-
Income tax expense	$519,869	$-	$-

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $0.1 million as of May 31, 2021, available to offset taxable income through 2021. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. The Company also has California State Net Operating Loss carry overs of $0.3 million as of May 31, 2021, available to offset future taxable income through 2041.

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

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	Successor		Predecessor
Deferred Tax Assets	Year Ended May 31, 2021	Period from May 29, 2020 to May 31, 2020	Period from June 1, 2019 to May 28, 2020
Net Operating Loss	$-	$-	$-
Debt discount liability	288,555		-
Allowance for doubtful accounts	39,414		-
Intangibles and Goodwill	19,513	441,281	-
Total deferred tax assets	347,482	-	-
Valuation allowance	-	(98,159)	-
Deferred tax asset, net of valuation allowance	347,482	343,122	-

Deferred Tax Liabilities
Fixed assets and Intangibles	(84,261)	(343,122)	-
Net deferred tax asset	$263,221	$-	$-

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Successor		Predecessor
	Year Ended May 31, 2021	Period from May 29, 2020 to May 31, 2020	Period from June 1, 2019 to May 28, 2020
US Federal statutory rate (%)	21.0	-	-
State income tax, net of federal benefit	8.4	-	-
Change in valuation allowance	(1.7)	-	-
Other permanent differences, net	(4.5)	-	-
Income tax provision (benefit) (%)	23.2	-	-

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Based on this evaluation, the Company has identified the following reportable subsequent events other than those disclosed elsewhere in these consolidated financial statements.

Off Balance Sheet Arrangements

On August 30, 2021, the Company terminated its agreement with an unrelated third party (the “Factor”) for factoring of specific accounts receivable. The factoring under this agreement was treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflected the face value of the account less a fee, which is presented in costs and operating expenses on the Company’s condensed consolidated statements of operations in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in the condensed consolidated balance sheets. The Company reported the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s condensed consolidated statements of cash flows. The net principal balance of trade accounts receivable outstanding in the books of the factor under the factoring agreement was none as of August 31, 2021 and $31,747,702 as of May 31, 2021. On June 2, 2021 and on August 30, 2021, the Company repurchased all of its factored trade accounts receivables from the Factor, in the amounts of $31,596,215 and $1,415,445, respectively, utilizing its TBK revolving credit facility

TBK Revolving credit facility

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

On March 31, 2022, the Company entered into a fourth amendment and agreed to extend the maturity date of this Amended and Restated Note to September 30, 2022, without changing any other terms of the agreement. On May 31, 2022, this note was paid in full.

Repayment of Notes Payable

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

On January 7, 2022, the Company repaid in full both subordinated notes per Purchase Agreement with Trillium Partners LP and Carpathia LLC (each a “Buyer”) pursuant to which the Company issued to each Buyer a Note in the aggregate principal amount of $1,000,000, respectively, for a total of $2,000,000 (collectively the “Notes”). The Company also paid a minimum interest payment of $90,000 on each Note and indebtedness was satisfied in full.

Factoring Arrangements

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

Convertible Notes

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

Convertible Notes Conversions

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

Securities Exchange Agreement

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

In the event the number of Exchange Shares would result in the Holder beneficially owning more than the Beneficial Ownership Limitation (as defined in the Exchange Agreement), all such Exchange Shares in excess of the Beneficial Ownership Limitation shall be issued as a number of shares of newly created Series C Convertible Preferred Stock

The closing will occur on the Trading Day on which all of the Transaction Documents (as defined in Exchange Agreement) have been executed and delivered by the applicable parties thereto, and all conditions precedent to (i) the Holders’ obligations to tender the Surrendered Securities at such Closing, and (ii) the Company’s obligations to deliver the New Securities, in each case, have been satisfied or waived (the “Closing Date”).

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

The Qualified Financing Registration Statement shall include Registrable Securities only on behalf of 3a Capital Establishment, comprised of 25,000,000 shares of Common Stock currently held by 3a Capital Establishment, which, if such 25,000,000 shares is not equal to $1,000,000 of value valued at the lowest price at which shares of Common Stock are issued in the Qualified Financing, shall be increased or decreased to a number of shares of Common Stock equal to $1,000,000 valued at the lowest price at which shares of Common Stock are issued in the Qualified Financing. Each other Registration Statement to be filed under the Registration Rights Agreement shall include all Registrable Securities, except as described above

Preferred Stock Conversions

On April 5, 2022, a shareholder converted 5 shares of Series D Convertible Preferred Stock into 31,415,400 shares of the Company’s common stock.

On June 21, 2022, a shareholder converted 3 shares of Series D Convertible Preferred Stock into 18,849,240 shares of the Company’s common stock.

On June 28, 2022, a shareholder converted 4 shares of Series D Convertible Preferred Stock into 25,132,320 shares of the Company’s common stock.

On July 29, 2022, a shareholder converted 9,935 shares of Series A Convertible Preferred Stock into 67,963,732 shares of the Company’s common stock.

