Form 10-K
period 2022-05-31
Unique Logistics International, Inc.
filed 2022-09-13
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrants most recently completed second fiscal quarter was $4,709,921.

As of September 13, 2022, there were 799,141,770 shares of the registrant’s common stock outstanding.

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

PART I

Item 1. Business.

Business Overview

Unique Logistics International, Inc. provides a full range of global logistics services by providing to its customers a robust international network that strategically supports the movement of its customers’ goods. Acting solely as a third-party logistics provider, Unique purchases available cargo space in volume from its network of carriers (such as airlines, ocean shipping, and trucking lines) and resells that space to our customers. Unique Logistics does not own any of these ships, trucks, or aircraft and does not plan on entering the ownership model.

Operating via its wholly owned subsidiaries, Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and Unique Logistics International (NYC), LLC, a Delaware limited liability company, Unique Logistics provides a range of international logistics services that enable its customers to outsource to the Company sections of their supply chain process. The services provided by the Company are seamlessly managed by its network of trained employees and integrated information systems. We enable our customers to share data regarding their international vendors and purchase orders with us, execute the flow of goods and information under their operating instructions, provide visibility to the flow of goods from factory to distribution center or store and when required, update their inventory records.

Unique Logistics primary services include:

●	Air Freight services
●	Ocean Freight services
●	Customs Brokerage and Compliance services
●	Warehousing and Distribution services
●	Order Management

Air Freight Services

Operating as an Indirect Air Carrier (IAC) or an airfreight consolidator, Unique Logistics provides both time savings and cost-effective air freight options to its customers. An expansive global network enables the Company to offer door to door service allowing customers to benefit from our expert staff for guidance with the physical movement of cargo and documentation compliance. Unique purchases cargo space from airlines on a volume basis and resells that space to our customers at a lower price than they would be able to negotiate themselves for their individual shipments. The Company, through its integrated management system, determines the best routing for shipments and then arrangements are made to receive the cargo into a designated warehouse. Upon receipt, cargo is inspected and weighed, documentation is collected, and export clearance is processed. Once cargo is cleared it is prepared for departure. Unique Logistics offers real-time tracking visibility for customers to view when an order is booked, departs and arrives. Unique Logistics contracts with a worldwide network of airlines and other service providers to provide the best airfreight service in assisting importers to ship using the most efficient and cost-effective method. Some of the selections we offer include:

●	International, domestic, deferred, express and charter services, which permit customers to choose from a menu of different priority options that secure at different price levels, greater assurance of timely delivery
●	Port to Port and Door to Door shipments, which provide customers the option of managing, independently, the post arrival services such as delivery or clearance if the Company is not providing such services
●	Global blocked space agreements (BSA), which guarantee the availability of space on certain flights
●	Air and ocean combination shipment which offer cost effective transportation using multimodal, combination movements, by one mode to an international hub, such as Dubai, UAE or Singapore and converting to a different mode at the hub
●	Air and transload dedicated truck shipment, where arriving cargo is transferred from airline container or pallet into a truckload ready for delivery
●	Dangerous goods handling requiring qualified handling
●	Refrigerated cargo

Our Air Freight customer base is comprised of importers who are in various industries including fashion retail, technology and general department stores merchandise importers. The majority of shipments originate in Asian manufacturing countries. Air Freight is seasonal for fashion retailers, with the period July through December being much stronger than the remaining six months. For technology companies, the seasonal impact is less pronounced.

The Company works with its international network to ensure air freight shipping capacity is secured and planned in advance to meet our customers’ requirements. The capacity is then made available to our customers at competitive pricing and with the added security of availability, particularly during peak Air Freight shipping periods. We supplement scheduled capacity with full charter capacity to ensure customer capacity requirements are met throughout the year. While capacity management is critical to securing and maintaining Air Freight customers, the Company will try to quickly move to the position of offering additional primary services to our Air Freight customers.

The Company’s integrated management system is built around a cloud-based software package known as Cargo Wise. The software is accessible to our offices or overseas third party associates when planning and recording the receipt of cargo and booking shipments. The Cargo Wise system assists in the creation of documentation required to plan each shipment, including Management Information Systems that enable our Operational Management Teams to generate reports or provide access to information to our customers so that they have daily visibility to their purchased orders. This enables shipments to be approved, planned and routed within the available air freight capacity procured by the Company. The Cargo Wise software is part of the integrated management system that also incorporates (in some cases with interface) airline resources, congestion/ market condition information, pricing databases, customer preferences in Key Account Management databases and the trained personnel and experienced managers that make decisions as required based on the information.

Ocean Freight Services

Operating as an ocean transportation intermediary (“OTI”) to provide ocean freight service both as a non-vessel owning common carrier (“NVOCC”) and ocean freight forwarder, Unique Logistics provides to its customers ocean freight consolidation, direct ocean forwarding, and order management. We are a common carrier that holds itself out to the public to provide ocean transportation, issues its own house bills of lading or equivalent document, but does not operate the vessels by which ocean transportation is provided. The Company’s roles and responsibilities in ocean freight services include the following:

●	Selecting the most optimal ocean carriers based on both cost and service. The Company has NVOCC contracts with multiple ocean carriers and is thus able to offer its customers a choice in service;
●	Entering into contract/rate agreement with clients to transport their ocean shipments. Under such contracts the customer is assured of the Company’s pricing and weekly capacity to carry the customer’s cargo;
●	Consolidating shipments at origin/deconsolidating of freight at destination. This enables the customer to receive the economics of a consolidated container rate rather than a higher rate for less than full container load (“LCL”). It also makes delivery at destination more efficient;
●	Arranging pick-up of shipment at origin and deliver at destination, with a factory to door service;
●	Preparing and processing the documentation/clearance (customs/security) for shipments during ocean transit, in advance of arrival of shipment at destination;
●	Ocean freight services are provided in both major and minor trade lanes with representation in all trading nations in Americas, Asia, and Europe;
●	Offering a wide array of services typically performed by multiple services provides including but not limited to, offering options to customers on ocean carrier service choices prior to final selection and securing such space based on customer requirement; this enables our customers to delegate more of its logistics management to us whereas a more limited range of service would require the customer to deal with multiple service providers;
●	Communicating on any regulation/compliance issues on exporting and importing shipments;
●	Playing intermediary role at any point of ocean transportation based on customer’s routing preferences; and
●	Providing space acquisition on carrier service for committed delivery during high demand period, and providing lower price option in weak demand season for utmost cost saving.

The website of Datamyne, a Descartes company (us1.datamyne.com) as of January 14, 2022 lists the Company as a top 100 NVOCC on the Transpacific Eastbound sector. Some of the major industry sectors we serve are Home Products and Appliances, Furniture, Automotive, Giftware and Fashion. Our customers are both retailers as well as wholesale importers. Our volumes enable us to enter significant contracts with shipping lines to lock in capacity at prices that enable us to secure and retain customers.

Customs Brokerage and Compliance Services

Unique Logistics is a licensed United States customs broker whose mission is to ensure that its importing clients are in compliance with all required regulations. Our services help importers clear cargo with the U.S. Customs and Border Protection, including documentation collection, valuation review, product classification, electronic submission to customs and the collection and payment of duties, tariffs and fees. Unique Logistics works with importers to develop a compliant trade program including product databases, compliance manuals and periodic internal audits. The development of product databases has become critical in the current economic environment due to the increasing trade tensions and various tariffs imposed as a result. Unique Logistics also offers importers tools to improve on efficiency such as reporting, visibility and trade consulting including training seminars. Additional services include:

●	Preparation of the Import Security Filing (10+2) required to be on file 24 hours prior to shipment departure;
●	Clearance and compliance with other government agencies such as the Food and Drug Administration, U.S. Department of Agriculture, Consumer Product Safety Commission and U.S. Fish & Wildlife Service;
●	Focused assessment and internal audit to determine and eliminate weak areas of compliance;
●	Post-entry service to change past entries and take advantage of tariff exclusions granted after the original entry was processed;
●	Binding rulings to obtain pre-entry classification;
●	Classification & valuation;
●	Trade agreements;
●	Warehouse entries to defer duty;
●	Licensing and country of origin marking requirements;
●	Free Trade Zone (FTZ);
●	Duty drawback to get duty back on items exported under certain requirements; and
●	Cargo insurance coverage

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

Warehousing and Distribution services enable Unique Logistics to greatly expand its involvement in our customers’ supply chain, post arrival of international shipments into the United States. By providing inventory management, order fulfillment, and other services, our customers benefit from cost savings related to space, equipment and labor due to efficiencies of scale. Our list of Warehousing and Distribution Services include the following:

●	Transloading of cargo from incoming containers to trucks for delivery
●	Pick and pack services
●	Quality control services under customer instructions
●	Kitting
●	Storage
●	Inventory management
●	Delivery services, including e-Commerce fulfillment services

Warehousing and Distribution is a higher margin business than Air Freight or Ocean Freight. In the case of freight service we are primarily re-selling capacity while in Warehousing and Distribution we are offering services based on fixed space cost, fixed staffing and equipment cost and relatively smaller variable labor and equipment cost. The customer base comprises freight customers with Warehousing and Distribution needs as well as customers who are exclusively Warehousing and Distribution service users. They are in a variety of industries: foot-ware, apparel, giftware, home appliances, etc. The customers are billed under three broad categories: Storage, Transloading (with quick turnaround and no storage) and Other Warehouse Services listed above. The location of our existing warehouse, within 15 miles of the Port of Los Angeles/ Long Beach and 20 miles from Los Angeles Airport is an important factor for our customers. Racking as well as bulk storage space availability enables us to handle a variety of customer requirements. In recent years, severe congestion at the terminals serving the Port of Los Angeles/ Long Beach has increased the demand for Transloading as well as short-term storage services at warehouses such as ours that are within a 50 mile radius of the Port.

The current facility is the first and only facility of its type operated by us. Warehousing and Distribution is an important opportunity for our business expansion.

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

Our mission is to bring value to our customers through specific competitive advantages:

●	Trained, experienced staff with knowledge of those areas of the world where customers are likely to require problem solving abilities.
●	Trained, experienced staff with knowledge of the various supply chain segments: Air, Ocean, Customs, Warehousing and Information Technology integration.
●	Responsive customer service and the ability to meet our customer needs with people at the front of well-established processes.

Our customer base includes companies in a wide range of industries. Some of the major industry sectors we serve are Home Products and Appliances, Furniture, Fashion Retail, Automotive and Technology. We aim to provide a wide range of services to each customer and cross sell all of our primary services.

Ocean Freight services and Air Freight services are the most significant revenue drivers for the Company. To distinguish our service offerings from our competitors our primary focus is on capacity management for these services. Our volumes enable us to enter significant contracts with shipping lines to lock in capacity at prices that enable us to secure and retain customers. Similarly, our Air Freight capacity strategy includes rate/ space agreements with scheduled airlines as well as a full air cargo charter program under which we are able to lock in capacity for our customers at contracted rates.

While capacity management is critical to establishing relations with new customers and securing existing ones, it is essential for the Company to expand its range of services to each customer. Our customer support teams will work with each customer to identify the areas such as Customs Brokerage, Warehousing & Distribution and Order Management where our service offerings may create additional value-added opportunities within the customer’s supply chain.

Seasonality

Historically, our own operating results, as well as the industry as a whole, have been subject to seasonal demand. With our financial year end of May 31, typically our first and second quarters are the strongest with the fourth quarter being the weakest; however, there are no guarantees that these trends will continue. These seasonal trends are influenced by a number of factors, including weather patterns, national holidays, economic conditions, consumer demand, major product launches, as well as a number of other market forces. Since many of these forces are unforeseen there is no way for us to provide assurances that these seasonal trends will continue.

Growth Strategy

Unique Logistics has established plans to grow its business by focusing on the following key areas: (1) organic growth and expansion in existing markets; (2) strategic acquisitions; (3) warehousing and distribution; (4) growth of business on the Trans-Atlantic and Latin American trade lanes; and (5) specialized services to United States companies on their overseas logistics needs in conjunction with the export and distribution of products in certain Asian markets such as India, Vietnam and China.

Organic Growth and Expansion in Existing Markets:

We plan to focus on developing business domestically to drive organic growth. Since our initial formation and combination, we have significantly improved our operating efficiencies in the areas of procurement, customer service, finance and administration. We have achieved this by consolidating our volumes, centralizing many of the functions previously handled separately by individual operating subsidiaries and rationalizing our organizational structure hiring and empowering experienced executives in critical positions including the hiring of a full time Chief Operating Officer. We believe this resulted in much lower overhead and the ability to build a uniform marketing strategy to build market share and further the brand recognition of Unique Logistics throughout the United States. Additionally, the Company will continuously assess its Information Technology environment based on emerging trends in logistics and customer requirements. The first step in the strategy is already in place: a single operating platform. We will continue to build add-on service tools that enhance our operating platform. One key area for technology focus will be the seamless delivery of e-Commerce services from origin to consumer with shipment visibility for both customer and the customer’s consumer.

We believe Unique Logistics’ business base that includes three out of the fifty largest importers in the United States can be expanded by building our sales organization and the support organization to successfully deliver our brand of service.

Strategic Acquisitions:

On April 28, 2022, the Company entered into the Purchase Agreement, by and between the Company and ULHK, whereby the Company is planning to acquire prior to December 31, 2022, from ULHK all of ULHK’s share capital in nine (9) of ULHK’s subsidiaries as listed in Schedule I of the Purchase Agreement. The acquisition of the Subsidiaries is in line with our strategic plan to become a leading supply chain service provider. We believe that these acquisitions would serve to strengthen our control over supply chain services including capacity management and procurement.

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

Specialized Services to US Companies in Overseas Markets

Unique Logistics has several decades of experience in Asian markets such as India, Vietnam and China. Unique Logistics is constantly interacting with a United States customer base that seeks to do business in these areas but requires local expertise. We have the experience and the connections to assist United States companies with local importation, local warehousing and distribution and other local logistics and trade compliance services. We plan to build on our expertise in these three specific countries to build tailored services to US customers, including in business consulting pertaining to logistics and related trade services.

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

On May 29, 2020, Unique Logistics Holdings, Inc., a privately held Delaware corporation headquartered in New York (“ULHI”), entered into a Securities Purchase Agreement with Unique Logistics Holdings Ltd, (“UL HK”), a Hong Kong company, (the “UL HK Transaction”). pursuant to which the Company purchased from UL HK (i) sixty percent (60%) of the membership interests of (“UL ATL Membership Interests”) of Unique Logistics International (ATL) LLC, a Georgia limited liability company (“UL ATL”); (ii) eighty percent (80%) of the common stock of Unique Logistics International (BOS) Inc., a Massachusetts corporation (“UL BOS”); and (iii) sixty-five percent (65%) of the Unique Logistics International (USA) Inc., a New York corporation (“UL NY”).

On October 8, 2020, the Company, Inno Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (the “Merger Sub”), and ULHI. entered into an Acquisition Agreement and Plan of Merger (the “Acquisition Agreement”) pursuant to which the Merger Sub was merged with and into ULHI, with ULHI surviving as a wholly owned subsidiary of the Company (the “Merger”). The Company acquired, through a reverse triangular merger, all of the outstanding capital stock of ULHI in exchange for issuing ULHI’s shareholders, pro-rata, an aggregate of 1,000,000 million shares of preferred stock, with certain of ULHI Shareholders receiving 130,000 shares of the Company’s Series A Preferred Stock par value $0.001 per share, and certain of the ULHI Shareholders receiving of 870,000 shares of the Company’s Series B Preferred Stock, par value $0.001 per share. Immediately after the Merger was consummated, and further to the Acquisition Agreement, certain affiliates of the Company cancelled a total of 45,606,489 shares of the Company’s common stock, and 1,000,000 shares of Preferred Stock held by them (the “Cancellation”). In consideration of the Cancellation of such shares of the Company’s common stock and preferred stock, ULHI agreed to assume certain liabilities of the Company. As a result of the Merger and the Cancellation, the ULHI Shareholders became the majority shareholders of the Company. Immediately following the Closing of the Merger, the Company changed its business plan to that of ULHI.

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

Employees and Human Capital

As of September 13, 2022, the Company had 131 employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plan is to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Insurance

The Company effectively maintains all industry specific and business in general insurance policies and believes it has appropriately addressed potential risk of material losses. We currently have the following policies in place:

●	US Customs Bonds
●	Federal Maritime Commission License Bonds
●	Business Insurance

○	General Liability
○	Commercial Property (including Business Personal Property and Business Income with Extra Expense)
○	Business Auto
○	Commercial Umbrella
○	Worker’s Compensation and Employer’s Liability
○	Employment Practices Liability Insurance
○	Trade Credit Insurance

●	Combined Transit Liability

○	Errors and Omissions
○	Warehouse Legal Liability

●	Marine Open Cargo Insurance Cyber Security D&O

From time to time, the Company may also purchase credit insurance for certain customers, resulting in risk of loss being limited to the accounts receivable not covered by credit insurance, which the Company does not believe to be significant.

Recent Developments:

On April 28, 2022, the Company entered into a definitive stock purchase agreement (the “April 2022 Purchase Agreement”), by and between the Company and Unique Logistics Holdings Limited, a Hong Kong corporation (the “Seller” and “ULHK”), whereby the Company will acquire, subject to financing, from the Seller all of Seller’s share capital (the “Purchased Shares”) in nine (9) of Seller’s subsidiaries (collectively the “Subsidiaries” and the “ULHK Entities”) as listed in Schedule I of the April 2022 Purchase Agreement (the “ULHK Entities Acquisition”).

As consideration for the Purchased Shares, the Company agreed to (i) pay the Seller $21,000,000 (the “Cash Consideration”); and (ii) issue to the Seller a $1,000,000 promissory note (the “Note” and, together with the Cash Consideration, the “Acquisition Purchase Price”).

The Acquisition Purchase Price is subject to certain adjustments set forth in the April 2022 Purchase Agreement. Accordingly, in the event that the Seller Adjusted Net Asset Amount (as defined in the April 2022 Purchase Agreement) is a positive number, the Acquisition Purchase Price at Closing (as defined in the April 2022 Purchase Agreement) shall be increased on a dollar-for dollar basis of such number up to a maximum of $4,500,000 (the “Adjusted Net Asset Maximum”, and such adjustment, the “Net Asset Positive Adjustment”), which shall be paid in two installments as a deferred dividend to Seller as follows: (A) one-half of the excess amount up to an aggregate amount of $2,500,000 to be paid at Closing, and (B) the remaining one-half of the excess amount up to an aggregate amount of $2,000,000 to be paid on the one (1) year anniversary of the Closing Date (as defined in April 2022 Purchase Agreement”).

However, if the Seller Adjusted Net Asset Amount (i) is a negative number, the Acquisition Purchase Price at Closing shall be decreased on a dollar-for-dollar basis by such amount up to the Adjusted Net Asset Maximum (such adjustment, the “Net Asset Negative Adjustment”, and together with the Net Asset Positive Adjustment, the “Net Asset Adjustment”) or (ii) if the Net Asset Adjustment is a positive number (the “Excess Asset Amount”) then the parties agree to have the Subsidiaries declare and distribute a dividend within twelve (12) months following the Closing Date and the Company shall pay Seller the Excess Asset Amount within twelve (12) months following the Closing Date.

If (i) based on the financial statements of the Subsidiaries available at the Closing Date, the Adjusted Net Asset Amount and/or the result of the calculation set forth in the Closing Adjusted Net Asset Statement (as defined in the April 2022 Purchase Agreement) is equal to or greater than five percent (5%) higher than the Adjusted Net Asset Amount and/or the result of the calculation set forth in the Seller Adjusted Net Asset Statement, as applicable, (such difference, the “Audited Excess Amount”), then Seller may, within six (6) months of the Closing Date, request the Company to pay to Seller an additional sum equivalent to the Audited Excess Amount, and the Company shall make the payment in the amount of the Audited Excess Amount to Seller within one (1) month of such request.

If (i) based on the financial statements of the Subsidiaries available as at the Closing Date, the Adjusted Net Asset Amount and/or the result of the calculation set forth in the Closing Adjusted Net Asset Statement is equal to or greater than five percent (5%) less than the Adjusted Net Asset Amount and/or the result of the calculation set forth in the Seller Adjusted Net Asset Statement, as applicable, (such difference the “Audited Deficit Amount”), then the Company may, within six (6) months of the Closing Date, request the Seller to pay to the Company a sum equivalent to the Audited Deficit Amount, and Seller shall make the payment in the amount of the Audited Deficit Amount to the Company within one (1) month of such request.

In addition to the Acquisition Purchase Price, Seller will be eligible for an additional one-time cash earn-out payment (the “Earn Out Payment”), in the amount of (i) $2,500,000, if the EBITDA of the Purchased Shares, in the aggregate, exceeds $5,000,000 for the one-year period beginning on July 1, 2022 and ending June 30, 2023 (the “Earn Out Period”), or (ii) $2,000,000, if the EBITDA of the Purchased Shares, in the aggregate is equal to or less than $5,000,000 but exceeds $4,500,000, for the Earn Out Period, in each case, to be paid by the Company within 90 days of June 30, 2023.

Further, not less than five (5) Business Days prior to the Closing Date, Seller shall deliver to the Company a statement (the “Seller Estimated Profit Statement”) containing Seller’s portion of the estimated profit after tax of each Subsidiary for the period beginning on January 1, 2022 and ending on the Closing Reference Date (the “Estimated Profit”)(the “Seller Estimated Profit Amount”), being the product of (i) the sum of (1) the Estimated Profit of each Subsidiary multiplied by (2) the corresponding purchased percentage of such Subsidiary. As promptly as reasonably practicable, but in no event later than 90 days following the Closing, the Company shall be entitled to (i) review the Seller Estimated Profit Statement against the latest management accounts of each Subsidiary and (ii) comment on the Seller Estimated Profit Statement and Seller’s calculation of the Seller Estimated Profit Amount (together with the Seller Estimated Profit Statement shall collectively be referred to as the “Seller Profit Calculation”), which shall be based upon the Company’s review of the latest management accounts of each Subsidiary. Seller shall consider in good faith any such comments and calculations provided to Seller by the Company. The final amount as mutually agreed to by the Company and Seller shall referred to as the “Final Profit Amount”. So long as the Company and Seller mutually agree to the Final Profit Amount, within one (1) year from the Closing Date, the Company shall distribute (or cause to be distributed) an amount of immediately available funds equal to the Final Profit Amount to Seller, provided, that no adjustment shall be made to the Seller Estimated Profit Statement unless the calculation of the Seller Estimated Profit Amount by the Company is equal to or greater than a 5% increase or decrease, as applicable, from the Seller Estimated Profit Amount calculated by Seller.

The transactions contemplated by the April 2022 Purchase Agreement shall be contingent upon and subject to successful completion of the Company’s anticipated public offering of securities (the “Financing”). If the Company is unable to obtain the Financing, the Company may provide written notice to Seller stating that the Company has been unable to obtain the Financing and notify Seller that the Company has elected to either (i) waive the condition of the Financing, in which event the April 2022 Purchase Agreement will continue as if the Financing had been obtained or (ii) terminate the April 2022 Purchase Agreement.

At Closing, it is anticipated that the Company will enter into separate securities purchase agreements with several of the Subsidiaries. The April 2022 Purchase Agreement contains customary representations, warranties, covenants, indemnification and other terms for transactions of a similar nature. The closing of the transaction contemplated by the April 2022 Purchase Agreement is subject to various conditions described herein and set forth in the April 2022 Purchase Agreement.

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

RISKS RELATED TO THE COVID-19 PANDEMIC

THE COVID-19 PANDEMIC COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OPERATIONS, RESULTS OF OPERATIONS, CASH FLOWS AND FINANCIAL POSITION.

Covid-19 remains a threat and certain countries, such as China, are still subject to restrictions related to Covid-19. While the threat level has declined to a significant extent in the USA and globally, any resurgence could have a material adverse effect on our business operations, results of operations, cash flows and financial position.

WE RELY ON SERVICE PROVIDERS, SUCH AS AIR, OCEAN AND GROUND FREIGHT CARRIERS, AND IF THEY BECOME FINANCIALLY UNSTABLE OR HAVE REDUCED CAPACITY TO PROVIDE SERVICES BECAUSE OF COVID-19, IT MAY ADVERSELY IMPACT OUR BUSINESS AND OPERATING RESULTS.

As a non-asset based provider of global logistics services, we depend on a variety of asset-based service providers, including air, ocean and ground freight carriers. The quality and profitability of our services depend upon effective selection and oversight of our service providers. COVID-19 places significant stress on our air, ocean and freight ground carriers, which may continue to result in reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules which could adversely impact our operations and financial results. During the pandemic, air carriers have been particularly affected having to cancel flights due to travel restrictions resulting in dramatic drops in revenues, historical losses and liquidity challenges. Uncertainty over recovery of demand for passenger air travel, in particular business travel, to pre-pandemic levels means air carriers’ operations and financial stability may be adversely affected long term. Prior to 2020, ocean carriers have incurred significant operating losses are still highly leveraged with debt. Additionally, several ocean carriers have consolidated, with the potential for more to occur in the future.

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

WE DERIVE A SIGNIFICANT PORTION OF OUR TOTAL REVENUES AND NET REVENUES FROM OUR LARGEST CUSTOMER.

Revenue by one major customers as a percentage of the Company’s total revenue was 35% for the year ended May 31, 2022. Revenue from that major customer was 25% for the year ended May 31, 2021. The loss of this customer would reduce our revenue and net income, which could have a material adverse effect on our business.

DUE TO OUR DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS, WE ARE SUBJECT TO A CONCENTRATION OF CREDIT RISK.

Three major customers represented approximately 21% of all accounts receivable as of May 31, 2022 with no single customer represented more than 10% of total accounts receivable.

Two major customers accounted for 44% of total revenue for the year ended May 31, 2021 with not single customer represented more than 10% of non-factored accounts receivable.

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

THE GLOBAL ECONOMY AND CAPITAL AND CREDIT MARKETS CONTINUE TO EXPERIENCE UNCERTAINTY AND VOLATILITY.

Unfavorable changes in economic conditions may result in lower freight volumes and adversely affect the Company’s revenues and operating results, as experienced in 2009 and 2012. These conditions may adversely affect certain of our customers and service providers. Were that to occur, our revenues and net earnings could also be adversely affected. Should our customers’ ability to pay deteriorate, additional bad debts may be incurred. Volatile market conditions can create situations where rate increases charged by carriers and other service providers are implemented with little or no advance notice. We often times cannot pass these rate increases on to our customers in the same time frame, if at all. As a result, our yields and margins can be negatively impacted, as recently experienced, particularly with ocean freight.

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

OUR ABILITY TO RAISE ADDITIONAL CAPITAL IS IMPEDED BY A LACK OF SUFFICIENT AUTHORIZED COMMON STOCK, WITH NO ASSURANCE THAT WE CAN OBTAIN THE NECESSARY VOTE OF STOCKHOLDERS TO INCREASE IT.

We have issued or reserved substantially all our available shares of authorized common stock. Unless and until a the number of shares of our authorized common stock increases, our ability to obtain additional financing through the sale of common stock or other securities convertible or exchangeable into common stock may be limited. Our ability to issue shares of common stock is currently impeded due to a lack of a sufficient number of authorized shares of common stock, which constrains our ability to raise capital. Increasing the authorized number of shares requires an amendment to our articles of incorporation, which can only be obtained by the approval of the holders of a majority of our outstanding shares of common stock.

RISKS RELATED TO THE PROPOSED ULHK ENTITIES ACQUISITION

IF WE FAIL TO RAISE SUFFICIENT NET PROCEEDS TO FUND THE ACQUISITION PURCHASE PRICE, AND CANNOT OBTAIN ALTERNATIVE SOURCES OF FINANCING, WE WILL BE UNABLE TO CONSUMMATE THE ULHK ENTITIES ACQUISITION.

If we are unable to raise sufficient funds, we will need to seek alternative sources of financing to fund the Acquisition Purchase Price. We may not be able to obtain alternative sources of financing sufficient to fund the Acquisition Purchase Price on terms acceptable to us, if at all. If we are unable to obtain sufficient financing, we will be unable to consummate the ULHK Entities Acquisition.

CASH EXPENDITURES ASSOCIATED WITH THE ULHK ENTITIES ACQUISITION MAY CREATE SIGNIFICANT LIQUIDITY AND CASH FLOW RISKS FOR US.

We expect to incur significant transaction costs and some integration costs in connection with the proposed ULHK Entities Acquisition. While we have assumed that this level of expense will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the ULHK Entities Acquisition and integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. To the extent these ULHK Entities Acquisition and integration expenses are higher than anticipated, we may experience liquidity or cash flow issues.

FAILURE TO COMPLETE THE PROPOSED ULHK ENTITIES ACQUISITION COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND THE MARKET PRICE OF OUR COMMON STOCK.

Our consummation of the proposed ULHK Entities Acquisition is subject to many contingences and conditions, including the preparation of audited and unaudited financial statements for the ULHK Entities, the negotiation, execution, and delivery of the definitive agreements necessary to consummate the ULHK Entities Acquisition, and raising the financing required to pay the Acquisition Purchase Price. We cannot assure you that we will be able to successfully consummate the proposed ULHK Entities Acquisition as currently contemplated or at all. Risks related to the failure of the proposed ULHK Entities Acquisition to be consummated include, but are not limited to, the following:

●	we would not realize any of the potential benefits of the transaction, which could have a negative effect on our stock price;

●	we expect to incur, and have incurred, significant fees and expenses regardless of whether the proposed ULHK Entities Acquisition is consummated, including due diligence fees and expenses, accounting fees in connection with the preparation of the ULHK Entities’ financial statements, and legal fees and expenses;

●	we may experience negative reactions to the proposed ULHK Entities Acquisition from customers, clients, business partners, lenders, and employees;

●	the trading price of our Common Stock may decline to the extent that the current market price of our stock reflects a market assumption that the ULHK Entities Acquisition will be completed; and

●	the attention of our management may be diverted to the ULHK Entities Acquisition rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and the market price of our Common Stock.

IF THE ULHK ENTITIES ACQUISITION IS CONSUMMATED, THE COMBINED COMPANY MAY NOT PERFORM AS WE OR THE MARKET EXPECTS, WHICH COULD HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR COMMON STOCK.

Even if the ULHK Entities Acquisition is consummated, the combined company may not perform as we or the market expects. Risks associated with the combined company following the ULHK Entities Acquisition include:

●	integrating businesses is a difficult, expensive, and time-consuming process, and the failure to integrate successfully our businesses with the business of the ULHK Entities in the expected time frame would adversely affect our financial condition and results of operation;

●	the ULHK Entities Acquisition will materially increase the size of our operations, and, if we are not able to manage our expanded operations effectively, our Common Stock price may be adversely affected;

●	the success of the combined company will also depend upon relationships with third parties and the ULHK Entities’ or our pre-existing customers, which relationships may be affected by customer preferences or public attitudes about the ULHK Entities Acquisition. Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition, and results of operations; and

●	if government agencies or regulatory bodies impose requirements, limitations, costs, divestitures, or restrictions on the consummation of the ULHK Entities Acquisition, the combined company’s ability to realize the anticipated benefits of the ULHK Entities Acquisition may be impaired.

THE OBLIGATIONS AND LIABILITIES OF THE ULHK ENTITIES, SOME OF WHICH MAY BE UNANTICIPATED OR UNKNOWN, MAY BE GREATER THAN WE HAVE ANTICIPATED, WHICH MAY DIMINISH THE VALUE OF THE ULHK ENTITIES TO US.

ULHK Entities’ obligations and liabilities, some of which may not have been disclosed to us or may not be reflected or reserved for in the ULHK Entities’ historical financial statements, may be greater than we have anticipated. The obligations and liabilities of the ULHK Entities could have a material adverse effect on the ULHK Entities’ business or the ULHK Entities’ value to us or on our business, financial condition, or results of operations. Even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification or alternative remedies that might be available to us, or any applicable insurance, we could suffer severe consequences that would substantially reduce our earnings and cash flows or otherwise materially and adversely affect our business, financial condition, or results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters is currently located at 154-09 146th Avenue, Jamaica, NY 11434.

A full list of properties leased by the Company are set out below:

LOCATION	LEASE	SQUARE
CITY, STATE	EXPIRATION	FEET	FUNCTION
JAMAICA, NY	4/30/2024	2,219	OFFICE
GARDEN CITY, NY	8/30/2027	2,219	OFFICE
ATLANTA, GA	10/31/2028	5,669	OFFICE
CHELSEA, MA	9/30/2022	600	OFFICE
MIDDLETON, MA	7/31/2025	5,202	OFFICE
SANTA FE SPRINGS, CA	10/15/2022	110,791	WAREHOUSE/ OFFICE
CHARLOTTE, NC	6/302025	1,889	OFFICE
ITASCA, IL	5/31/2026	2,338	OFFICE
HOUSTON, TX	2/28/2023	650	OFFICE
JACKSONVILLE, FL	2/28/2023	180	OFFICE
SANTA BARBARA, CA	5/1/2025	875	OFFICE
ROANOKE, VA	6/1/2024	685	OFFICE

Our spaces are utilized for office and warehouse purposes, and it is our belief that the spaces are adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

Item 3. Legal Proceedings.

The Company is not involved in any disputes and does not have any litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Authorized Capital

The Company is authorized by its Articles of Incorporation to issue an aggregate of 800,000,000 shares of common stock, $0.001 par value per share (the “Common Stock”), and 5,000,000 shares of preferred stock, of which 130,000 shares are designated as Series A Preferred Stock, 870,000 shares are designated as Series B Preferred Stock, 200 shares are designated as Series C Convertible Preferred Stock, and 200 shares are designated as Series D Convertible Preferred Stock. As of September 13, 2022, 799,141,770 shares of Common Stock were issued and outstanding, 120,065 shares of Series A Preferred Stock were issued and outstanding, 820,800 shares of Series B Preferred Stock were issued and outstanding, 195 shares of Series C Convertible Preferred Stock were issued and outstanding, and 180 shares of Series D Convertible Preferred Stock were issued and outstanding,

Holders of Common Equity

As of September 13, 2022, there were 67 stockholders of record.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended May 31, 2022, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K as listed below.

On September 28, 2021, a noteholder converted $53,054.86 in convertible notes (principal and interest) into 29,534,319 shares of the Company’s common stock.

On October 27, 2021, a noteholder converted $41,317 in convertible notes (principal and interest) into 23,000,000 shares of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of May 31, 2022 with respect to our compensation plans under which equity securities may be issued.

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

Item 6. [Reserved]

Not required

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

Market Trends

Demand for space by ocean freight and air freight from United States importers surged in the period June 2021 through December 2021 as retailers increased inventory in anticipation of the post covid resurgence. This surge coupled with the impact of Covid related factory lockdowns in Vietnam resulted in logistics disruptions and ultimately unprecedented congestion in United States ports and airports. Air cargo charters, including passenger aircrafts converted to cargo charter flights were heavily in demand in the second half of 2021 and pricing of all shipping methods increased to unprecedented levels. The demand for shipping started slowing down in early 2022 and price of shipping has been on a declining trend since then. Many United States retailers found themselves with excessive inventory by the middle of 2022 and temporary corrections resulted in a softer logistics market from May 2022, with recovery expected in the later part of the year.

Business Trends

In response to the Market Trends reported, the Company stepped up its procurement of ocean freight and air freight capacity to meet the requirements of its customer base in the second half of 2021. The Company arranged ad hoc air cargo charter flights to the United States from Vietnam, India, Bangladesh, Singapore and Indonesia to meet customer demand for capacity.

The Company experienced not just a surge in volume but due to the elevated cost of shipping, revenues increased tremendously, while net revenue as a percentage declined.

The Company ceased the operation of ad hoc air cargo charter flights by March 2022 as regular capacity returned.

Significant Development

The Company has now initiated an internal process to develop its environmental, social and corporate governance (“ESG”) framework. An external consultant has been engaged to guide the Company in its initial steps. The Board of Directors and Management are fully committed towards ensuring that the Company is on a path to the systematic adoption of policies to identify, assess and manage sustainability-related risks and opportunities in respect to all organizational stakeholders (including but not limited to customers, suppliers and employees) and the environment.

Results of Operations

Revenue

The Company’s recorded total revenue from operations for the year ended May 31, 2022, and for the year ended May 31, 2021, in the amounts of approximately $1.0 billion and $371.9 million, respectively. Revenue by product line was reported as follows:

	For the Year Ended	For the Year Ended
	May 31, 2022	May 31, 2021
Revenues
Air Freight	$499,024,643	$137,055,903
Ocean Freight	446,977,162	196,041,832
Contract logistics	3,491,489	3,093,626
Customs brokerage and other services	64,993,386	35,695,911
Total revenues	$1,014,486,680	$371,887,272

The year over year 173% revenue increase represents management’s success in combining the acquired entities, achievement of synergies, as well as significant increase in the number of customers, shipping volumes and the impact of market prices, for both Air Freight and Ocean Freight during the year. With its strategy in place, the Company is in a strong position to ensure growth both organically and through acquisitions in strategic geographic areas of our business.

Gross Profits

Product costs were $971.6 million for the year ended May 31, 2022, compared with $345.4 million for the year ended May 31, 2021. This increase in cost corresponded with increase in revenue. Gross Profit decreased from 7.1% to 4.2% for the years ended May 31, 2021 and 2022, respectively, due to a very challenging year in terms of increase in customer demand, capacity congestion, record high shipping costs and logistics industry challenges with both Air Freight and Ocean Freight. The Company’s management is anticipating growing revenue by adding strategic corporate accounts and margin normalization during the next fiscal year.

Operating Expenses

Operating expenses increased overall to $26.4 million from $23.0 million for years ended May 31, 2022 and 2021, respectively. Personnel costs increased primarily due to increase in a number of full-time employees of the Company. Selling and promotions expenses increased due to higher selling costs, bad debt expense increased due to increase in allowance for uncollectable accounts, with other expenses increasing due to opening of several new offices in the US to accommodate customer growth.

Other Expenses

Other expenses comprised of interest expense, gain on forgiveness of promissory notes, amortization of debt discount and loss on extinguishment of convertible debt and change in fair value of derivative liabilities.

On December 10, 2021, the Company exchanged $3.9 million of convertible notes into Series C and D Preferred Stock on December 10, 2022, the Company recognized net loss on the extinguishment of convertible notes payable and warrants in Other Income (Expenses) and recognized approximately $4.6 million as deemed dividends as reflected in Income (loss) available to common shareholders line item of the statement of operations,

The Company also recorded $4.0 million net loss on the mark to market of the derivative liability associated with the Series A, C and D Preferred Stocks in Other Income (Expenses) in the statement of operations.

During the year ended May 31, 2022, interest expense and bank fees totaled approximately $5.6 million. The Company recorded approximately $0.8 million amortization of debt discount related to the convertible notes. In addition, during the year ended May 31, 2022, the Company was granted forgiveness of the Paycheck Protection Program loans under the CARES Act, (the “PPP Loan”) and recorded a gain on forgiveness of approximately $0.4 million. At the same time, the Company recorded $0.6 million in non-operating loss during the third quarter related to the exchange of convertible notes and warrants into convertible preferred shares.

For the year ended May 31, 2021, Other income (expense) is comprised of interest expense, gain on forgiveness of promissory notes and loss on extinguishment of convertible debt. During the year ended May 31, 2021, interest expense totaled approximately $1.8 million and was comprised of $121,000 for bank interest charges, $310,000 for loan interest and approximately $1.4 million for accretion of debt discount related to the Company’s convertible notes. The Company recorded loss on extinguishment of convertible note payable of approximately $1.1 million, In addition, during the year ended May 31, 2021, the Company was granted forgiveness of the Paycheck Protection Program loans under the CARES Act, (the “PPP Loan”) and recorded a gain on forgiveness of approximately $1.6 million.

Net Income (Loss)

Net income before deemed dividend was $3.5 million for the year ended May 31, 2022, compared to a net income of $1.7 million for the ended May 31, 2021. After recording a deemed dividend of $4.6 million in relation to the derivative liability discussed above in the company reported a net loss of $1.0 million attributable to common shareholders.

Adjusted EBITDA

We define adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, factoring fees, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

Consolidated adjusted EBITDA for the year ended May 31, 2022 increased by approximately $8.6 million compared to the period ended May 31, 2021.

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

Following is the reconciliation of our consolidated net income to adjusted EBITDA:

	For the Year Ended May 31, 2022	For the Year Ended May 31, 2021
Net income (loss) available to common shareholders	$(1,031,171)	$1,725,497

Add Back:
Deemed dividend	4,565,725	-
Income tax expense	2,414,298	519,869
Depreciation and amortization	782,351	765,532
Stock-based compensation	-	91,666
Gain (loss) on forgiveness of promissory notes	(358,236)	1,147,856
Gain (loss) on extinguishment of convertible notes	564,037	(1,646,062)
Change in fair value of derivative liability	4,020,698
Factoring fees	27,000	4,471,540
Interest expense (including accretion of debt discount)	6,349,067	1,781,828

Adjusted EBITDA	$17,333,769	$8,857,726

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

As of May 31, 2022, the Company reported working capital of approximately $4.2 million compared with negative $3.5 million working capital as of May 31, 2021.

The Company took the following steps to improve liquidity year over year:

●	Strong operational performance resulted in increase in EBITDA from $8.9 million during the year ended May 31, 2021 to $17.3 million during the year ended May 31, 2022
●	The Company entered into Fourth Amendment to the TBK Loan Agreement to increase its credit facility from $47.5.0 million to $57.5 million until October 2022 with an option to extend beyond that date.
●	The Company exchanged all of its Convertible Notes and associated Warrants into shares of Convertible Preferred Shares Series C and D

Since its inception, the Company has experienced significant business growth. To fund such growth operating capital was initially provided by third party investors through Convertible Notes and on December 10, 2021 exchanged into Convertible Preferred Shares Series A, C and D with fixed ownership percentage of the company. Preferred shares are more beneficial to the company because they don’t require cash repayments. Due to the antidilution provision imbedded in the Convertible Preferred Shares, these provisions resulted in an embedded derivative and the company recorded a current liability during the quarter ended on February 28, 2022 in the amount of $12.7 million (See Derivative Liability note below). Prior to quarter ended February 28, 2022, this liability was not material. This liability is recorded as a long-term liability due to its future settlement in common stocks on the balance sheet and is being adjusted to market on each of the subsequent reporting period.

The Company is also in process of potentially raising additional capital through the planned underwritten offering of securities that would provide funds for planned acquisitions and operating capital. While we continue to execute our strategic plan, we will be tightly managing our cash and monitoring our liquidity position. We have implemented a number of initiatives to conserve our liquidity position including activities such as raising additional capital, increasing credit facilities, reducing cost of debt, controlling general and administrative expenditures and improving collection processes. Many of the aspects of the plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful which could have a material adverse effect on our operating results, financial condition, and liquidity. Use of operating cash is an indicator that there could be a going concern issue, but based on our evaluation of the Company’s projected cash flows and business performance subsequent to the balance sheet date, management has concluded that the Company’s current cash and cash availability under the line of credit as of May 31, 2022, would be sufficient to alleviate a going concern issue for at least one year from the date these consolidated financial statements are issued.

The following table summarizes total current assets, liabilities and working capital at May 31, 2022 compared to May 31, 2021:

	May 31, 2022	May 31, 2021	Change
Current Assets	$108,543,031	$52,400,799	$56,142,232
Current Liabilities	104,367,590	55,929,942	48,437,648
Working Capital Deficit	$4,175,441	$(3,529,143)	$7,704,584

The change in working capital deficit is primarily attributable to an increase in accounts payable – trade of $10.0 million, an increase in accrued expenses and other current liabilities of $3.3 million, an increase in line of credit of $38.1 million and an increase in derivative liability of $12.4 million. This was offset by increase in trade accounts receivable of $54.4 million, an increase of contract assets of $7.5 million.

	Year Ended May 31, 2022	Year Ended May 31, 2021	Change
Net cash used in operating activities	$(34,011,241)	$(161,906)	$(33,849,335)
Net cash used in investing activities	(72,001)	(51,489)	(20,512)
Net cash provided (used in) by financing activities	35,253,020	(883,353)	36,136,373
Net (decrease) increase in cash, cash equivalents and restricted cash	$1,169,778	$(1,096,748)	$2,266,526

Operating activities used cash of $34.0 million for the year ended May 31, 2022 compared to net cash used by operations of $161,906 for the year ended May 31, 2021. Primary reason for cash used for the year ended May 31, 2022, was a significant increase in accounts receivables, reflecting repurchase of trade receivables using new revolving credit facility and significant increase in business during the year ended May 31, 2022. This increase in receivables was completely offset by increase in financing activities below.

Investing activities used cash of $72,001 for the year ended May 31, 2022 compared to $51,489 for the year ended May 31, 2021. During the year ended May 31, 2022, investing activities consisted of purchasing office equipment.

Financing activities provided cash of $35.3 million for the year ended May 31, 2022 and was the result of receiving aggregate gross proceeds of $38 million from line of credit and $2.0 million of proceeds from notes payable. These increases were offset by repayments of notes payable and related party debt of $4.9 million.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. ASU 2020-06 is effective for public business entities, other than smaller reporting companies as defined by the SEC starting January 1, 2022. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our consolidated financial statements, the areas that are particularly significant include revenue recognition; the fair value of acquired assets and liabilities; fair value of contingent consideration; the assessment of the recoverability of long-lived assets, goodwill and intangible assets; and leases.

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

For the year ended May 31, 2022 and 2021, the Company conducted its annual review of impairment of goodwill and intangible assets and no impairment was identified.

The Company has identified derivative instruments arising from an anti-dilution provision in the Company’s preferred stock. Each reporting period, the embedded derivative liability, if material, would be adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of the company’s statements of operations.

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

None.

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

Evaluation of disclosure and controls and procedures

As of May 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of May 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

The Company’s principal executive officers have assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2022. In making this assessment, the Company’s principal executive officers were guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Update). The Company’s principal executive officers have concluded that based on their assessment, as of May 31, 2022, that our internal control over financial reporting were not effective and require remediation in order to be effective at the reasonable assurance level. Prior to the business combination, we have been a private company with limited accounting personnel and other resources necessary for effective internal controls over financial reporting. In addition, our auditors identified material weaknesses in our internal control over financial reporting during the audit of the fiscal year ended May 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design and maintain an effective control environment commensurate with our financial reporting requirements, including (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience. Management’s general assessment of the above processes in light of the company’s size, maturity and complexity, as to the design and effectiveness of the internal controls over financial reporting is that the key controls and procedures in each of these processes provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the fiscal year ended May 31, 2022, we actively addressed and remediated a number of previously identified material weaknesses in internal controls over financial reporting, we significantly improved our accounting processes, documentation, introduced new accounting policies and procedures, upgraded our accounting personnel and provided our employees with necessary tools and resources, but because we have not completed a full risk assessment of the internal controls over financial reporting at the activity level, including extensive process documentation and testing, we are not able to conclude that our internal controls over financial reporting are operating effectively and efficiently at this time. The Company’s principal executive officers and the board are fully committed to achieving full compliance by the end of the fiscal year ending May 31, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes, except for documenting our processes discussed above, in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

No event occurred during the fourth quarter of the fiscal year ended May 31, 2022 or subsequent period that would have required disclosure in a report on Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth, as of the date hereof, the names and ages of our executive officers and directors, and their respective positions and offices held.

Name	Age	Position
Sunandan Ray	64	Chief Executive Officer, Director
Migdalia Diaz	55	Chief Operating Officer
David Briones	46	Director
Patrick Lee	45	Director
Eli Kay	56	Chief Financial Officer

Sunandan Ray, 64, Chief Executive Officer

Mr. Ray has close to 30 years of experience in the logistics industry. He established and managed over 15 of ULHK’s offices in the US and India with over $400 million in revenue. Prior to working with ULHK, Mr. Ray established and managed operating companies on behalf of MSAS Cargo International (now part of DHL/ Deutsche Post) in USA, India, Sri Lanka, Bangladesh, Mauritius and Turkey from 1989 to 1997. In 1997, Sunandan successfully negotiated with MSAS Cargo, a management buyout of the companies under his management and after building the group from 1997 to 2005 into a US $50 million enterprise, it was bought by French transportation company, Group Bollore. After the sale to Group Bollore in 2005, Mr. Ray continued as a Senior Vice President in Group Bollore with responsibility for the Group’s business on the Transpacific sector as well as in the Indian subcontinent before joining the ULHK’s New York based operating subsidiary in 2010. From 1992 through 1996, Mr. Ray built and sold to a strategic investor a group of software companies, Sunrise Group, which had over $10 million in revenue at the time of sale. Mr. Ray is a qualified Chartered Accountant (London, UK) who worked for 10 years with Price Waterhouse (now PwC) in London, UK, The Hague, Netherlands and New York, NY from 1979 to 1989. He also holds a Masters in Science (Technology) in Computer Science from the Birla Institute of Technology & Science, in Pilani, India.

Migdalia Diaz, 55, Chief Operating Officer

Migdalia (“Mickey”) Diaz brings over 32 years of experience in the logistics industry, with over 20 years in Officer and Senior Management roles. Between 2018 and April 2022, Ms. Diaz served as Senior Vice President Customer Experience for the Americas, and as Vice President of Operations USA at GEODIS, an international logistics provider. From 2011 to 2018, Ms. Diaz served as Vice President of Operations and board member at Dachser USA, another international logistics company. From 2006 to 2011 Ms. Diaz served as a board member, COO of USA, and CEO Latin America of IJS Global, an International Freight Forwarder. The Board believes that Ms. Diaz’s experience in management and operations and her extensive knowledge in logistics and international regulatory requirements makes her ideally qualified to help lead the Company towards continued growth and success.

Eli Kay, 56, Chief Financial Officer

Eli Kay joined Unique Logistics International Inc. in 2021. As the CFO he is responsible for all aspects of financial management of the company, including the Securities and Exchange Commission (SEC) reporting and compliance. Eli previously served as a CFO for Transit Wireless LLC, an exclusive provider of wireless infrastructure in the New York City Subway from 2019 to 2020, and prior to that as a CFO for JFKIAT, a joint venture between Delta Airlines and Royal Schiphol Group with operations at JFK International Airport, from 2016 to 2019. From 2013-2016 he served as a CFO for the Chicago Skyway and the Indiana Toll Road Concession Companies in Chicago both owned by private equity infrastructure funds. He progressed through a series of senior management positions in finance and accounting roles with two publicly traded companies in the manufacturing industry from 2006 to 2013. Eli started his career in public accounting in 1997 as an auditor and worked for 10 years primarily with PricewaterhouseCoopers LLP (PwC). Mr. Kay holds Bachelor of Science in Accounting and a Master’s in Business Administration degrees, both from the University of Oregon. Mr. Kay is a Certified Public Accountant.

David Briones, 46, Director

Since October 2020, Mr. Briones has served as a member of the board of directors of Unique Logistics International Inc. Mr. Briones is the founder and managing member of the Brio Financial Group (“Brio”), a financial consulting firm that brings experienced finance and accounting expertise to both public and private companies. Since 2010, Brio has served over 75 companies as well as numerous banks, hedge funds, venture capital funds and private equity firms. Mr. Briones has provided several public companies in financial reporting, internal control development and evaluation, budgeting and forecasting services. He has developed a specialty representing private companies as the outsourced CFO/Financial reporting specialist as a private company navigates toward becoming a public company through a self-filing, a reverse merger or through a traditional initial public offering. In addition, since March 2021, Mr. Briones is the Chief Financial Officer of Larkspur Health Acquisition Corp. Mr. Briones has served as the Chief Financial Officer of Hoth Therapeutics, Inc. From August 2013 to January 2020, Mr. Briones served as Chief Financial Officer of Petro River Oil Corp., an independent energy company focused on the exploration and development of conventional oil and gas assets. Mr. Briones also served as interim Chief Financial Officer of AdiTx Therapeutics, Inc. (Nasdaq: ADTX), a pre-clinical stage, life sciences company with a mission to prolong life and enhance life quality of transplanted patients from January 2018 to July 2020 (until the Company’s initial public offering). From October 2017 to May 2018, Mr. Briones served as the Chief Financial Officer of Bitzumi, Inc., a Bitcoin exchange and marketplace. Prior to founding Brio Financial Group, LLC, Mr. Briones was an auditor with Bartolomei Pucciarelli, LLC in Lawrenceville, New Jersey and PricewaterhouseCoopers LLP in New York, New York. Since May 2020, Mr. Briones has served as a member of the board of directors of Unique Logistics International Inc (OTC Pink: UNQL). Mr. Briones received a Bachelor of Science degree in accounting from Fairfield University.

Patrick Lee, 45, Director

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

On April 25, 2022, the Company and Ms. Migdalia Diaz entered into an employment agreement (the “Diaz Employment Agreement”). Pursuant to the Diaz Employment Agreement, Ms. Diaz shall receive an annual salary of $304,500. Additionally, Ms. Diaz shall be eligible for a discretionary performance incentive of up to 60% of her annual gross salary (the “Incentive Bonus”). Ms. Diaz shall receive an incentive advance of $25,000 upon completion of six (6) months which will be offset against the Incentive Bonus. Ms. Diaz will also receive a monthly home office allowance of $125. The Diaz Employment Agreement may be terminated by either party for any or no reason, by providing a 90 days’ notice of termination,

Family Relationships

There are no family relationships amongst our officers and directors.

Code of Ethics

The Company is currently in the process of adopting a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives.

Our Board adopted a code of business conduct and ethics that applies to our directors, officers and employees. Upon the effectiveness of the registration statement of which this prospectus is a part, a copy of this code will be available on our website. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the Company’s knowledge, based solely on a review of reports furnished to it, for the year ended May 31, 2022, all of the Company’s officers, directors and ten percent holders have made the required filings with the exception of David Briones whose form 3 was not filed timely and Sunandan Ray whose form 4 was not filed timely.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	D	All Other Compensation ($)	Totals ($)
Sunandan Ray, Chief Executive Officer(1)	2022	225,000	325,000	-	-	-	-	-	550,000
	2021	225,000	316,000	-	-	-	-	-	541,000

Migdalia Diaz, Chief Operating Officer(2)	2022	304,000	-						304,000
	2021	-	-	-	-	-	-	-	-

Eli Kay, Chief Financial Officer(3)	2022	198,000	29,000	-	-	-	-	-	227,000
	2021	180,000	18,000						198,000

1.	Mr. Ray became the Company’s Chief Executive Officer and director on October 28, 2019. Prior to that date, Mr. Ray was the minority owner and Chief Executive Officer of UL NYC.

2.	Ms. Diaz joined the Company on April 25, 2022 as a Chief Operating Officer.

3.	Mr. Kay joined the Company on February 9, 2021 as a Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-end

Effective November 20, 2020, the Board approved, authorized and adopted the Unique Logistics International, Inc. 2020 Equity and Incentive Plan (the “2020 Plan”) and certain forms of ancillary agreements to be used in connection with the issuance of stock and/or options pursuant to the 2020 Plan (the “Plan Agreements”). The 2020 Plan provides for the issuance of up to 40,000,000 shares of Common Stock through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees.

There were no equity awards as of May 31, 2022 or 2021.

Director Compensation

The Company’s directors are not currently compensated for their service in such capacity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 13, 2022, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned. The address of our directors and officers is c/o Unique Logistics Holdings, Inc. at 154-09 146th Ave, Jamaica, NY 11434.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on [●] shares of our common stock issued and outstanding as of September 13, 2022. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of September 13, 2022, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Name and Address of Beneficial Owner(1)	Total Common Stock Shares Beneficially Owned	% of Common Stock Class(2)
5% Beneficial Shareholders

Great Eagle Freight Limited (3)	-	14.1%
3a Capital Establishment (4)	-	9.9%
Trillium Partners LP (5)		9.9%
	-
5% Beneficial Shareholders as a Group

Officers and Directors
Sunandan Ray (6)	322,086,324	54.4%
David Briones (7)	-	4.99%
Patrick Lee (8)	-	* %
Eli Kay	-	* %
Migdalia Diaz	-	* %

Officers and Directors as a Group (5 persons)		68.5%

*Denotes less than 1%

(1) The person named in this table has sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned.

(2) The percentages in the table have been calculated based on treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

(3) Great Freight Limited beneficially owns 0 shares of the Company’s common stock. In addition, Great Freight Limited beneficially owns 153,062 shares of Series B Preferred Stock owned by Great Eagle Freight Limited which convert at a rate of 6,646.47 shares of common stock for every 1 share of Series B Preferred Stock. The Company is limited to 800,000,000 authorized shares of common stock. The Beneficial ownership percentage only considers the common shares that can be converted up to the authorized number of common shares. Mr. Richard Chi Tak Lee has sole voting and dispositive power over the shares of Common Stock held by Great Freight Limited.

(4) Mr. Nicola Feuerstein has sole voting and dispositive power over the shares of Common Stock held by 3a Capital Establishment. The Beneficial ownership percentage only considers the shares of Common Stock that can be converted up to a maximum of 9.99% of the issued and outstanding shares of Common Stock.

(5) Mr. Stephen M. Hicks has sole voting and dispositive power over the shares of common stock held by Trillium Partners LP. The Beneficial ownership percentage only considers the shares of Common Stock that can be converted up to a maximum of 9.99% of the issued and outstanding shares of Common Stock.

(6) Mr. Sunandan Ray owns 322,086,324 shares of the Company’s Common Stock. In addition, Mr. Ray owns 667,738 shares of Series B Preferred Stock which convert at a rate of 6,546.47 shares of Common Stock for every 1 share of Series B Preferred Stock. The Company is limited to 800,000,000 authorized shares of common stock. The Beneficial ownership percentage only considers the common shares that can be converted up to the authorized number of common shares.

(7) Mr. David Briones owns 0 shares of the Company’s Common Stock. In addition, Mr. Briones owns 20,000 shares of Series A Preferred Stock which convert at a rate of 6,546.47 shares of Common Stock for every 1 share of Series A Preferred Stock. The Company is limited to 800,000,000 authorized shares of common stock. The Beneficial ownership percentage only considers the common shares that can be converted up to the authorized number of common shares.

(8) Mr. Patrick Lee beneficially owns 0 shares of the Company’s Common Stock. In addition, Mr. Lee beneficially owns 6% of the 153,062 shares of Series B Preferred Stock owned by Great Eagle Freight Limited which convert at a rate of 6,546.47 shares of Common Stock for every 1 share of Series B Preferred Stock. The Company is limited to 800,000,000 authorized shares of common stock. The Beneficial ownership percentage only considers the common shares that can be converted up to the authorized number of common shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions to which we have been or will be a party in which the amount involved exceeded or will exceed $500,000 (one percent of the average of our total assets at year-end for our last two completed fiscal years) and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section captioned “Executive compensation.”

Other than as disclosed below, there have been no transactions involving the Company since the beginning of the last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

The Company assumed the following debt due to related parties:

	May 31, 2022	May 31, 2021

Due to Frangipani Trade Services (1)	$602,618	$903,927
Due to employee (2)	30,000	60,000
Due to employee (3)	66,658	149,996
	699,276	1,113,923
Less: current portion	(301,308)	(397,975)
	$397,968	$715,948

(1)	Due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO, is due on demand and is non-interest bearing. The principal amount of this Promissory Note bears no interest; provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to six percent (6%) per annum. The principal amount is due and payable in six payments of $150,655 the first payment due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment.

(2)	On May 29, 2020, the Company entered into a $90,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $2,500 from the date of closing.

(3)	On May 29, 2020, the Company entered into a $200,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $5,556 from the date of closing.

Consulting Agreements

Unique entered into a Consulting Services Agreement on May 29, 2020 for a term of three years with Great Eagle Freight Limited (“Great Eagle” or “GEFD”), a Hong Kong Company (the “Consulting Services Agreement”) where the Company pays $500,000 per year until the expiration of the agreement on May 28, 2023. The fair value of the services was determined to be less than the cash payments and the difference was recorded as Contingent Liability on the consolidated balance sheets and amortized over the life of the agreement. The unamortized balances were $282,666 and $565,338 as of May 31, 2022 and 2021, respectively.

Item 14. Principal Accountant Fees and Services.

	Year Ended May 31, 2022	Year Ended May 31, 2021
Audit fees	$212,000	$174,000
Audit related fees	57,000	-
Tax services fees	-	-
Total:	$269,000	$174,000

Audit Fees: Audit fees incurred for the annual audit of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a. Exhibits

(a)	Exhibits.

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated October 8, 2020	8-K	2.1	10/13/2020
3.1	Certificate of Designation of Series A Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.1	10/13/2020
3.2	Certificate of Designation of Series B Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.2	10/13/2020
3.3	Certificate of Designation of Series C Convertible Preferred Stock of Unique Logistics International, Inc., dated December 7, 2021	8-K	3.1	12/13/2021
3.4	Certificate of Designation of Series D Convertible Preferred Stock of Unique Logistics International, Inc., dated December 7, 2021	8-K	3.2	12/13/2021
3.5	Certificate of Correction to Certificate Designation of Series C Convertible Preferred Stock of Unique Logistics International, Inc., dated December 8, 2021	8-K	3.3	12/13/2021
3.6	Certificate of Correction to Certificate Designation of Series D Convertible Preferred Stock of Unique Logistics International, Inc., dated December 8, 2021	8-K	3.4	12/13/2021
3.7	Certificate of Correction to Certificate Designation of Series C Convertible Preferred Stock of Unique Logistics International, Inc., dated December 15, 2021	10-Q	3.5	01/14/2022
3.8	Certificate of Correction to Certificate Designation of Series D Convertible Preferred Stock of Unique Logistics International, Inc., dated December 15, 2021	10-Q	3.6	01/14/2022
3.9	Amended and Restated Articles of Incorporation	8-K	3.1	01/14/2021
3.10	Amended and Restated Bylaws	8-K	3.1	11/09/2021
3.11	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on April 26, 2022	8-K	3.1	04/29/2022
4.1	10% Convertible Promissory Note, dated October 7, 2020	8-K	4.1	10/13/2020
4.2	Common Stock Purchase Warrant, dated October 7, 2020	8-K	4.2	10/13/2020
4.3	10% Convertible Promissory Note, dated October 14, 2020	8-K	4.2	10/19/2020
4.4	10% Convertible Promissory Note, dated October 14, 2020	8-K	4.3	10/19/2020
4.5	Common Stock Purchase Warrant, dated October 14, 2020	8-K	4.4	10/19/2020
4.6	Amendment No. 1 to Promissory Note, dated November 12, 2020, by and between Innocap, Inc., Unique Logistics Holdings, Inc. and Unique Logistics Holdings Limited	10-K	4.6	08/31/2021
4.7	Form of 10% Secured Subordinated Convertible Note	10-K	4.7	08/31/2021
4.8	10% Promissory Note, dated March 19, 2021	8-K	4.1	03/22/2021
4.9	Amended and Restated Promissory Note, dated April 7, 2021	8-K	4.1	04/09/2021

4.10	Amendment to Secured Subordinated Convertible Promissory Notes of Trillium Partners L.P. dated June 1, 2021	8-K	4.1	06/03/2021
4.11	Amendment to Secured Subordinated Convertible Promissory Notes of 3a Capital Establishment dated June 1, 2021	8-K	4.2	06/03/2021
4.12	First Amendment to Amended and Restated Promissory Note entered into as of July 22, 2021 by and between Unique Logistics International Inc. and Trillium Partners, L.P.	8-K	4.1	07/28/2021
4.13	Second Amendment to Amended and Restated Promissory Note entered into as of September 23, 2021 by and between Unique Logistics International Inc. and Trillium Partners, L.P.	8-K	4.1	09/28/2021
4.14	Exchange Agreement between Company and certain holders of notes and warrants of the Company, 3a Capital Establishment and Trillium Partners, LP dated August 19, 2021	10-Q	4.4	10/18/2021
4.15	Form of Leak-Out Agreement	10-Q	4.5	10/18/2021
4.16	Form of Amended Exchange Agreement	8-K	10.1	12/13/2021
4.17	Third Amendment to Amended and Restated Promissory Note dated January 6, 2022	8-K	4.1	01/10/2022
4.18	Fourth Amendment to Amended and Restated Promissory Note dated January 6, 2022	8-K	4.1	04/13/2022
4.19	Promissory Note, dated May 29, 2020, issued to Unique Logistics Holdings Limited				X
10.1	Securities Purchase Agreement, dated October 8, 2020	8-K	10.1	10/13/2020
10.2	Registration Rights Agreement, dated October 8, 2020	8-K	10.2	10/19/2020
10.3	Employment Agreement by and between the Company and Sunandan Ray dated May 29, 2020**	8-K	10.3	10/13/2020
10.4	Amendment to Employment Agreement by and between the Company and Sunandan Ray dated May 29, 2021	8-K	10.2	06/03/2021
10.5	General Release Agreement, dated October 8, 2020	8-K	10.4	10/13/2020
10.6	Split-Off Agreement, dated October 8, 2020	8-K	10.5	10/13/2020
10.7	Securities Purchase Agreement, dated October 14, 2020	8-K	10.1	10/19/2020
10.8	Amendment to Secured Accounts Receivable Facility, dated November 2, 2020, by and between Unique Logistics International (NYC) LLC and Corefund Capital, LLC
10.9	Revolving Purchase, Loan and Security Agreement by and among Unique Logistics International, Inc., Unique Logistics Holdings, Inc., Unique Logistics International (NYC) LLC, Unique Logistics International (BOS), Inc. and TBK Bank, SSB dated June 1, 2021	8-K	10.1	06/03/2021
10.10	Addendum to Recourse Factoring and Security Agreement	8-K	10.2	06/23/2021
10.11	SPA-Letter Agreement dated June 22, 2021	8-K	10.1	06/23/2021
10.12	First Amendment to Revolving Purchase, Loan and Security Agreement entered into as of August 4, 2021 by and among Unique Logistics International, Inc., Unique Logistics Holdings, Inc., Unique Logistics International (NYC) LLC, Unique Logistics International (BOS), Inc. and TBK Bank, SSB	8-K	10.1	08/09/2021

10.13	Purchase Money Financing Agreement between Unique Logistics International, Inc and Corefund Capital, LLC	8-K	10.1	09/13/2021
10.14	Second Amendment to Revolving Purchase, Loan and Security Agreement entered into as of August 4, 2021 by and among Unique Logistics International, Inc., Unique Logistics Holdings, Inc., Unique Logistics International (NYC) LLC, Unique Logistics International (BOS), Inc. and TBK Bank, SSB	8-K	10.1	09/22/2021
10.15	Form Purchase Agreement	10-K	10.8	08/31/2021
10.16	Form Registration Rights Agreement	10-K	10.9	08/31/2021
10.17	Form Security Agreement	10-K	10.10	08/31/2021
10.18	Form Guaranty Agreement	10-K	10.11	08/31/2021
10.19	Form Waiver	10-K	10.12	08/31/2021
10.20	Employment Agreement By and between the Company and Eli Kay dated August 11, 2021**	8-K	10.1	08/11/2021
10.21	Consulting Agreement, dated May 29, 2020, by and between Unique Logistics Holdings, Inc. and Great Eagle Freight Limited	S-1/A	10.21	01/18/2022
10.22	August 2021 Registration Rights Agreement	10-Q	10.1	10/18/2021
10.23	Form of Registration Rights Agreement	8-K	10.2	12/13/2021
10.24	Stock Purchase Agreement, dated April 28, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.1	05/03/2022
10.25	Third Amendment to Revolving Purchase, Loan and Security Agreement.	8-K	10.1	02/03/2022
10.26	Fourth Amendment to Revolving Purchase, Loan and Security Agreement.	8-K	10.1	04/15/2022
10.27**	Employment Agreement, dated April 25, 2022, by and between Unique Logistics International, Inc. and Mickey Diaz	8-K	10.1	04/26/2022
10.28	Securities Purchase Agreement, dated May 29, 2020, by and between Unique Logistics Holdings Limited and Unique Logistics Holdings, Inc.				X
10.29	Securities Purchase Agreement, dated May 29, 2020, by and between Dawn Lowry and Unique Logistics Holdings, Inc.				X
10.30	Securities Purchase Agreement, dated May 29, 2020, by and between Robert C. Shaver and Unique Logistics Holdings, Inc.				X
10.31	Share Exchange Agreement, dated May 29, 2020, by and between Frangipani Trade Services, Inc. and Unique Logistics Holdings, Inc.				X
21.1	List of Subsidiaries	10-K	21.1	08/31/2021
24.1	Power of Attorney (included on the signature page to the registration statement)				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

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

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Unique Logistics International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unique Logistics International, Inc. (the “Company”) as of May 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended May 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
September 13, 2021

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2022	May 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$1,422,393	$252,615
Accounts receivable, net	74,746,036	20,369,747
Contract assets	30,970,581	23,423,314
Factoring reserve	-	7,593,665
Other prepaid expenses and current assets	1,404,021	761,458
Total current assets	108,543,031	52,400,799

Property and equipment, net	188,889	192,092

Other long-term assets:
Goodwill	4,463,129	4,463,129
Intangible assets, net	7,337,704	8,044,853
Operating lease right-of-use assets, net	2,408,098	3,797,527
Deferred tax asset, net	942,748	263,221
Deposits	1,028,336	292,141
Other long-term assets	16,180,015	16,860,871
Total assets	$124,911,935	$69,453,762

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$49,028,862	$38,992,846
Accrued expenses and other current liabilities	5,666,159	2,383,915
Accrued freight	9,240,650	10,403,430
Contract Liabilities	468,209	-
Revolving credit facility	38,141,451	-
Current portion of notes payable, net of discount	608,333	2,285,367
Current portion of long-term debt due to related parties	301,308	397,975
Current portion of operating lease liability	912,618	1,466,409
Total current liabilities	104,367,590	55,929,942

Other long-term liabilities	282,666	565,338
Long-term-debt due to related parties, net of current portion	397,968	715,948
Notes payable, net of current portion, net of discount	-	3,193,306
Derivative liabilities	12,437,994	-
Operating lease liability, net of current portion	1,593,873	2,431,144
Total long-term liabilities	14,712,501	6,905,736

Total liabilities	119,080,091	62,835,678

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value: 5,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 130,000 issued and outstanding as of May 31, 2022 and 2021. Liquidation preference $13 at May 31, 2022	130	130
Series B Convertible Preferred stock, $0.001 par value; 820,800 and 840,000 shares issued and outstanding as of May 31, 2022 and 2021, respectively. Liquidation preference $82 at May 31, 2022	821	840
Series C Convertible Preferred stock, $0.001 par value; 195 and none, issued and outstanding as of May 31, 2022 and 2021, respectively. Liquidation preference $15.5 million at May 31, 2022	-	-
Series D Convertible Preferred stock, $0.001 par value; 187 and none, issued and outstanding as of May 31, 2022 and 2021, respectively. Liquidation preference $15.1 million at May 31, 2022	-	-
Common stock, $0.001 par value; 800,000,000 shares authorized; 687,196,478 and 393,742,663 shares issued and outstanding as of May 31, 2022 and 2021, respectively.	687,197	393,743
Additional paid-in capital	292,155	4,906,384
Retained earnings	4,851,541	1,316,987
Total Stockholders’ Equity	5,831,844	6,618,084
Total Liabilities and Stockholders’ Equity	$124,911,935	$69,453,762

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended May 31, 2022	For the Year Ended May 31, 2021
Revenues:
Airfreight services	$499,024,643	$137,055,903
Ocean freight and ocean services	446,977,162	196,041,832
Contract logistics	3,491,489	3,093,626
Customs brokerage and other services	64,993,386	35,695,911
Total revenues	1,014,486,680	371,887,272

Costs and operating expenses:
Airfreight services	496,918,427	130,564,578
Ocean freight and ocean services	418,552,477	179,759,763
Contract logistics	1,771,415	1,267,360
Customs brokerage and other services	54,368,332	33,766,727
Salaries and related costs	11,736,610	9,184,390
Professional fees	1,079,819	1,350,369
Rent and occupancy	2,022,396	1,815,194
Selling and promotion	6,653,335	4,535,373
Depreciation and amortization	782,351	765,532
Fees on factoring agreements	27,000	4,471,540
Bad debt expense	2,541,676	240,000
Other	1,508,425	637,458
Total costs and operating expenses	997,962,263	368,358,284

Income from operations	16,524,417	3,528,988

Other income (expenses)
Interest expense	(5,632,551)	(431,439)
Amortization of debt discount	(776,515)	(1,350,389)
Gain on forgiveness of promissory note	358,236	1,646,062
Change in fair value of derivative liabilities	(4,020,698)	-
Loss on extinguishment of convertible note	(564,037)	(1,147,856
Other income	60,000	-
Total other income (expenses)	(10,575,565)	(1,283,622)

Net income before income taxes	5,948,852	2,245,366

Income tax expense	2,414,298	519,869

Net income	3,534,554	1,725,497

Deemed Dividend	(4,565,725)	-

Net (loss) income available for common shareholders	$(1,031,171)	$1,725,497

Net (loss) income available for common shareholders per common share
– basic	$-	$-
– diluted	$-	$-

Weighted average common shares outstanding
– basic	605,817,180	1,408,941,722
– diluted	605,817,180	10,030,364,061

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended May 31, 2022 and 2021

	Series A		Series B		Series C		Series D				Additional	Retained Earnings
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance, June 1, 2020	130,000	$130	870,000	$870	-	$-	-	-	-	$-	$1,523,811	$(408,510)	$1,116,301

Issuance of Common Stock for services rendered	-	-	-	-	-	-	-	-	28,291,180	28,291	63,375	-	91,666

Conversion of Preferred B to Common Stock	-	-	(30,000)	(30)	-	-	-	-	196,394,100	196,394	(196,364)	-	-

Recapitalization upon acquisition - net	-	-	-	-	-	-	-	-	133,601,511	133,602	(179,340)	-	(45,738)

Warrants issued with convertible notes	-	-	-	-	-	-	-	-	-	-	1,126,497	-	1,126,497

Beneficial conversion feature of convertible notes	-	-	-	-	-	-	-	-	-	-	2,540,169	-	2,540,169

Issuance of common stock for the conversion of notes and accrued interest	-	-	-	-	-	-	-	-	35,455,872	35,456	28,236	-	63,692

Net income	-	-	-	-	-	-	-	-	-	-	-	1,725,497	1,725,497

Balance, May 31 2021	130,000	$130	840,000	$840	-	$-	-	-	393,742,663	$393,743	$4,906,384	$1,316,987	$6,618,084

Conversion of Preferred B to Common Stock	-	-	(19,200)	(19)	-	-	-	-	125,692,224	125,692	(125,673)	-	-

Conversion of debt to preferred C and D	-	-	-	-	195	-	192	-	-	-	-	-	-

Conversion of Preferred D to Common Stock	-	-	-	-	-	-	(5)	-	31,415,400	31,415	(31,415)	-	-

Issuance of Common Stock for the conversion of notes and accrued interest	-	-	-	-	-	-	-	-	136,346,191	136,347	108,584	-	244,931

Deemed Dividend	-	-	-	-	-	-	-	-	-	-	(4,565,725)	-	(4,565,725)

Net income	-	-	-	-					-			3,534,554	3,534,554

Balance, May 31, 2022	130,000	$130	820,800	$821	195	$-	187	$-	687,196,478	$687,197	$292,155	$4,851,541	$5,831,844

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31, 2022	For the Year Ended May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,534,554	$1,725,497
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	782,351	765,532
Amortization of debt discount	776,515	1,350,389
Amortization of right of use assets	1,389,429	1,195,995
Share-based compensation	-	91,666
Bad debt expense	2,541,676	240,000
Gain on forgiveness of notes payable	(358,236)	(1,646,062)
Loss on extinguishment of notes payable	564,037	1,147,856
Change in deferred tax asset	(679,527)	(264,000)
Change in fair value of derivative liabilities	4,020,698	-
Accretion of consulting agreement	(282,672)	(282,672)
Changes in operating assets and liabilities:
Accounts receivable	(56,917,965)	(12,677,437)
Contract assets	(7,547,267)	(18,586,306)
Factoring reserve	7,593,665	(6,622,941)
Other prepaid expenses and other current assets	(642,563)	(669,787)
Deposits and other assets	(736,195)	1,042
Accounts payable	10,036,018	29,465,943
Accrued expenses and other current liabilities	3,999,874	(1,226,702)
Accrued freight	(1,162,780)	6,926,050
Contract liabilities	468,209	-
Operating lease liability	(1,391,062)	(1,095,969)
Net Cash Used in Operating Activities	(34,011,241)	(161,906)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(72,001)	(51,489)
Net Cash Used in Investing Activities	(72,001)	(51,489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,000,000	5,174,902
Repayments of notes payable	(4,473,784)	(858,330)
Repayments of long-term debt due to related parties	(414,647)	(5,149,925)
Cash paid for debt issuance costs	-	(50,000)
Borrowings on line of credit, net	38,141,451	-
Net Cash Provided by (Used in) Financing Activities	35,253,020	(883,353)

Net change in cash and cash equivalents	1,169,778	(1,096,748)

Cash and cash equivalents - Beginning of year	252,615	1,349,363
Cash and cash equivalents - End of year	$1,422,393	$252,615
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the year for:
Income taxes	$3,775,967	$527,583
Interest	$5,632,551	$66,717
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease asset and liability additions	$-	$223,242
Non-cash note forgiveness due to UL HK	$-	$310,452
Fair value of warrants issued with convertible notes	$-	$1,126,497
Beneficial conversion feature of convertible notes	$-	$2,540,169
Issuance of Common Stock - Conversions and Awards	$-	$393,743
Conversion of Preferred Stock Series B preferred to common	$125,673	$-
Conversion of Preferred Stock Series D preferred to common	$31,415	$-
Issuance of common stock for the conversion of principal net of accrued interest capitalized to principal to Notes Payable	$244,931	$-
Reduction of debt due to exchange of Convertible Notes for Preferred Stock Series C & D	$4,565,725	$-
Derivative liability recognized related to exchange of Convertible Notes for Preferred Stock Series C and D	$8,417,296	$-

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2022

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unique Logistics International, Inc. (the “Company” or “Unique”) is a global logistics and freight forwarding company. The Company currently operates via its wholly owned subsidiaries, Unique Logistics International (NYC), LLC, a Delaware limited liability company (“UL NYC”) and Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and (collectively the “UL US Entities”). The Company provides a range of international logistics services that enable its customers to outsource sections of their supply chain process. This range of services can be categorized as follows:

●	Air Freight services
●	Ocean Freight services
●	Customs Brokerage and Compliance services
●	Warehousing and Distribution services
●	Order Management

On May 29, 2020, Unique Logistics Holdings, Inc., a privately held Delaware corporation headquartered in New York (“ULHI”), entered into a Securities Purchase Agreement with Unique Logistics Holdings Ltd, (“UL HK”), a Hong Kong company, (the “UL HK Transaction”).

On October 8, 2020, Unique Logistics Holdings, Inc., Innocap, Inc., and Inno Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Innocap Inc. (“Merger Sub”), entered into an Acquisition Agreement and Plan of Merger pursuant to which the Merger Sub was merged with and into ULHI, with ULHI surviving as a wholly owned subsidiary of Innocap, Inc. (the “Merger”). The transaction took place on October 8, 2020 (the “Closing”). Innocap, Inc. was incorporated under the laws of the State of Nevada on January 23, 2004.

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

As of May 31, 2022, the Company reported working capital of approximately $4.2 million compared with negative $3.5 million working capital as of May 31, 2021.

The Company took the following steps to improve liquidity year over year:

●	Strong operational performance resulted in increase in EBITDA from $8.9 million during the year ended May 31, 2021 to $17.3 million during the year ended May 31, 2022
●	The Company entered into Fourth Amendment to the TBK Loan Agreement to increase its credit facility from $47.5.0 million to $57.5 million until October 2022 with an option to extend beyond that date.
●	The Company exchanged all of its Convertible Notes and associated Warrants into shares of Convertible Preferred Shares Series C and D

Since its inception, the Company has experienced significant business growth. To fund such growth operating capital was initially provided by third party investors through Convertible Notes and on December 10, 2021 exchanged into Convertible Preferred Shares Series A, C and D with fixed ownership percentage of the company. Preferred shares are more beneficial to the company because they don’t require cash repayments. Due to the antidilution provision imbedded in the Convertible Preferred Shares, these provisions resulted in an embedded derivative and the company recorded a current liability during the quarter ended on February 28, 2022 in the amount of $12.7 million (See Derivative Liability note below). Prior to quarter ended February 28, 2022, this liability was not material. This liability is recorded as a long-term liability due to its future settlement in common stocks on the balance sheet and is being adjusted to market on each of the subsequent reporting period.

The Company is also in process of potentially raising additional capital through the planned underwritten offering of securities that would provide funds for planned acquisitions and operating capital. While we continue to execute our strategic plan, we will be tightly managing our cash and monitoring our liquidity position. We have implemented a number of initiatives to conserve our liquidity position including activities such as raising additional capital, increasing credit facilities, reducing cost of debt, controlling general and administrative expenditures and improving collection processes. Many of the aspects of the plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful which could have a material adverse effect on our operating results, financial condition, and liquidity. Use of operating cash is an indicator that there could be a going concern issue, but based on our evaluation of the Company’s projected cash flows and business performance subsequent to the balance sheet date, management has concluded that the Company’s current cash and cash availability under the line of credit as of May 31, 2022, would be sufficient to alleviate a going concern issue for at least one year from the date these consolidated financial statements are issued.

COVID-19

Covid-19 remains a threat and certain countries, such as China, are still subject to restrictions related to Covid-19. While the threat level has declined to a significant extent in the USA and globally, any resurgence could have a material adverse effect on our business operations, results of operations, cash flows and financial position.

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

Significant estimates inherent in the preparation of the consolidated financial statements include determinations of the useful lives and expected future cash flows of long-lived assets, including intangibles, valuation of assets and liabilities acquired in business combinations, and estimates and assumptions in valuation of debt and equity instruments, including derivative liabilities. In addition, the Company makes significant judgments to recognize revenue – see policy note “Revenue Recognition” below.

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, convertible notes, promissory notes, all approximate fair value due to their short-term nature as of May 31, 2022 and 2021. The carrying amount of the long-term debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had Level 3 liabilities (See Derivative Liabilities note) as of May 31, 2022. On May 31, 2021 Level 3 derivative liability balances were insignificant. There were no transfers between levels during the reporting period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. No loss had been experienced, and management believes it is not exposed to any significant risk on credit.

Accounts Receivable – Trade

Accounts receivable - trade from revenue transactions are based on invoiced prices which the Company expects to collect. In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company generally does not require collateral to support customer receivables. Accounts receivable - trade, as shown on the consolidated balance sheets, is net of allowances when applicable. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, net of allowance for doubtful accounts. As of May 31, 2022 and 2021, the Company recorded an allowance for doubtful accounts of approximately $2.7 million and $0.2 million, respectively.

Concentrations

Revenue by three customers as a percentage of the Company’s total revenue was 48% for the year ended May 31, 2022, with customer A at 35%, customer B at 7% and Customer C 6%. These three customers represented approximately 21% of all accounts receivable as of May 31, 2022 and no single customer represented more than 10% of total accounts receivable.

Two customers accounted for 44% of total revenue for the year ended May 31, 2021 with customer A at 25%, customer B at 19%. No customer represented more than 10% of non-factored accounts receivable as of May 31, 2021.

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

During the years ended May 31, 2022 and 2021, the Company factored accounts receivable invoices totaling approximately Nil and $233.4 million, pursuant to the Company’s factoring agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred expenses totaling approximately $4.5 million, pursuant to the agreements for the year ended May 31, 2021 and $27,000 for the year ended May 31, 2022. The Company recognizes factoring costs upon disbursement of funds. Factoring expenses are presented in costs and operating expenses on the consolidated statements of operations.

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

Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period. The Company did not record any impairment for the year ended May 21, 2022 or May 31, 2021.

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

The Company tests goodwill for impairment annually as of May 31 or if an event occurs or circumstances change that indicate that the fair value of the entity, or the reporting unit, may be below its carrying amount (a “triggering event”). Whenever events or circumstances change, entities have the option to first make a qualitative evaluation about the likelihood of goodwill impairment. If impairment is deemed more likely than not, management would perform the two-step goodwill impairment test. Otherwise, the two-step impairment test is not required. In assessing the qualitative factors, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of the relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgements and assumptions. The judgement and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, Company specific events and share price trends, an assessment of whether each relevant factor will impact the impairment test positively or negatively, and the magnitude of such impact.

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

We test goodwill for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. For the year ended May 31, 2022 and 2021 the Company conducted its annual review of impairment of goodwill and intangible assets and no impairment was identified.

Impairment of Long-Lived Assets

Long-lived assets are comprised of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of FASB ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The Company did not record any impairment for the years ended May 31, 2022 and 2021, as there were no triggering events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable.

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

The Company has identified and recorded derivative instruments arising from an anti-dilution provision in the Company’s Series A, Series C, and Series D Preferred Stock during the quarter ended February 28, 2022. The Company recorded $12.4 million of derivative liabilities measured at fair value as of May 31, 2022 on its balance sheet. Derivative liability related to Preferred Convertible Stock Series A was immaterial as of May 31, 2021.

An embedded derivative liability is representing the rights of holders of Convertible Preferred Stock Series A, C and D to receive additional common stock of the Company upon issuance of any additional common stock by the Company prior to qualified financing event as defined in the agreement. Each reporting period, the embedded derivative liability, if material, would be adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of the company’s statements of operations. The Company recorded change in fair value of $4,020,698 on the consolidated statements of operations.

	Level 1	Level 2	Level 3
Derivative liabilities as June 1, 2021	$-	$-	$-
Addition	-	-	8,417,296
Changes in fair value	-	-	4,020,698
Derivative liabilities as May 31, 2022	$-	$-	$12,437,994

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

The key inputs into the model were as follows:

	May 31, 2022	May 31, 2021
Risk-free interest rate	1.6%	0.7%
Probability of capital raise	53.9%	10%
Estimated capital raise amount	$39,000,000	$2,400,000
Estimated time to capital raise	0.5 years	1.0 years

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

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received.

Significant Changes in Contract Asset and Contract Liability Balances for the year ended May 31, 2022:

	Contract Assets Increase (Decrease)	Contract Liabilities (Increase) Decrease

Reclassification of the beginning contract liabilities to revenue, as the result of performance obligation satisfied	$-	$-
Cash Received in advance and not recognized as revenue	-	468,209
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(10,491,045)	-
Contract assets recognized	18,038,312	-
Net Change	$7,547,267	$468,209

There were no changes in contract assets or liabilities as of May 31, 2021.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue from our clients (all US based) by significant geographic area for the years ended May 31, 2022 and 2021, based on origin of shipment (imports) or destination of shipment (exports):

	For the Year Ended May 31, 2022	For the Year Ended May 31, 2021
China, Hong Kong & Taiwan	$343,370,279	$186,932,382
Southeast Asia	422,869,068	104,475,697
United States	39,362,326	31,452,041
India Sub-continent	161,841,791	28,164,102
Other	47,043,216	20,863,050
Total revenue	$1,014,486,680	$371,887,272

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

	For the Year Ended
	May 31, 2022	May 31, 2021
Numerator:
Net income (loss) available for common shareholders	$(1,031,171)	1,725,497
Effect of dilutive securities:	-	1,350,389

Diluted net (loss) income available for common shareholders	$(1,031,171)	$3,075,886

Denominator:
Weighted average common shares outstanding – basic	605,817,180	1,408,941,722

Dilutive securities:
Series A Preferred	-	1,316,157,000
Series B Preferred	-	5,499,034,800
Convertible notes	-	1,806,230,539
Warrants	-	-
Series C Preferred	-	-
Series D Preferred	-	-

Weighted average common shares outstanding and assumed conversion – diluted	605,817,180	10,030,364,061

Basic net (loss) income available for common shareholders per common share	$(0.00)	$0.00
	-
Diluted net (loss)income available for common shareholders per common share	$(0.00)	$0.00

The Company has excluded the following shares as of May 31, 2022, because they are antidilutive:

May 31, 2022
Weighted average common shares outstanding – basic	605,817,180
Series A Preferred	1,233,209,295
Series B Preferred	5,373,342,576
Series C Preferred	1,206,351,359
Series D Preferred	1,174,935,959
Weighted average common shares outstanding and assumed conversion – diluted	9,593,656,369

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

For the year ended May 31, 2022 and May 2021, share-based compensation amounted to $0 and $91,666 for services provided.

Advertising and Marketing

All costs associated with advertising and marketing of the Company products are expensed during the period when the activities take place and are included in selling and promotion on the consolidated statements of operations.

Convertible Debt

The Company accounts for Convertible Debt based on the guidance in ASC 470, “Debt with Conversion and Other Options” (“ASC 470”). As such all convertible debt instruments that separated into debt and an equity component based on the beneficial conversion feature (“BCF”) amount determined on the in-the-money amount of the conversion option. BCF is recorded in additional paid -in – capital with corresponding discount on the debt liability amortized to interest expense over the life of the debt instrument. There is no subsequent remeasurement of the amount recorded in equity while discount is amortized in the same manner as nonconvertible debt. See Note 7, Financing Arrangements for Convertible Notes outstanding and the associated unamortized discounts.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—”Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. ASU 2020-06 is effective for public business entities, other than smaller reporting companies as defined by the SEC starting January 1, 2022. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

2.	PROPERTY AND EQUIPMENT

Major classifications of property and equipment are summarized below as of May 31, 2022 and 2021.

	May 31, 2022	May 31, 2021

Furniture and fixtures	$102,062	$84,085
Computer equipment	159,674	108,479
Software	30,609	27,780
Leasehold improvements	27,146	27,146
	319,491	247,490
Less: accumulated depreciation	(130,602)	(55,398)
	$188,889	$192,092

Depreciation expense charged to income for the years ended May 31, 2022 and May 31, 2021 amounted to $75,204 and $58,384.

4.	GOODWILL

The carrying amount of goodwill was $4,463,129 at May 31, 2022 and 2021. On February 19, 2021, the Company and UL HK agreed to reduce an existing $325,000 note assumed by the Company in the May 29, 2020 as part of the acquisition.

Beginning balance June 1, 2020	$4,788,129
Measurement Period Adjustment	(325,000)
Ending balance May 31, 2021 and 2022	$4,463,129

5.	INTANGIBLE ASSETS

Intangible assets consist of the following at May 31, 2022 and 2021:

	May 31, 2022	May 31, 2021

Trade names / trademarks	$806,000	$806,000
Customer relationships	7,633,000	7,633,000
Non-compete agreements	313,000	313,000
	8,752,000	8,752,000
Less: Accumulated amortization	(1,414,296)	(707,147)
	$7,337,704	$8,044,853

Amortizable intangible assets, including tradenames and non-compete agreements, are amortized on a straight-line basis over 3 to 10 years. Customer relationships are amortized on a straight-line basis over 12 to 15 years. For the year ended May 31, 2022 and 2021, amortization expense related to the intangible assets was $707,149 and $707,147. As of May 31, 2022, the weighted average remaining useful lives of these assets were 7.33 years.

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve Months Ending May 31,
2023	637,592
2024	637,592
2025	637,591
2026	602,814
2027	602,814
Thereafter	4,219,301
$7,337,704

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at May 31, 2022 and 2021:

	May 31, 2022	May 31, 2021

Accrued salaries and related expenses	$625,000	$672,455
Accrued sales and marketing expense	2,383,500	539,810
Accrued professional fees	1,350,170	75,000
Accrued income tax	559,544	256,286
Accrued overdraft liabilities	681,058	790,364
Other accrued expenses and current liabilities	66,887	50,000
	$5,666,159	$2,383,915

7.	FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consists of:

	May 31, 2022	May 31, 2021

Revolving Credit Facility	$38,141,451	$-
Promissory note (PPP)	-	358,236
Promissory notes (EIDL)	-	150,000
Notes payable	608,333	2,528,886
Convertible notes – net of discount	-	2,441,551
	38,749,784	5,478,673
Less: current portion	(38,749,784)	(2,285,367)
	$-	$3,193,306

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

On April 14, 2022, the parties to the TBK Loan Agreement entered into a Forth Amendment to temporarily increase the credit facility from $47.5 million to $57.5 million from April 15, 2022 through October 31, 2022 (See Subsequent Events Note 11)

Purchase Money Financing

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

The fees and interest related to CoreFund purchase money financing are included in the interest expense on the statement of operations. The fee paid to CoreFund for the year ended May 31, 2022 were approximately $1.0 million.

Promissory Note (PPP)

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

During April and May 2020, the UL US Entities received aggregate proceeds of $1,646,062 through this program. The promissory notes mature for dates ranging from April 2022 through May 2022. As of May 31, 2022 and 2021, the outstanding balance due under these promissory notes was $0 and $358,236, respectively.

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

On March 9, 2021, the Company was granted an SBA loan (the “Loan”) by Century Bank in the aggregate amount of $358,236, pursuant to the second round of the Paycheck Protection Program (the “PPP”) under the CARES Act. The Loan, which was in the form of a note, matures on March 5, 2026 and bears interest at a rate of 1% per annum. The Loan is payable in equal monthly instalments after the Deferral Period which ends on the day of the Forgiveness Deadline. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. The funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. As of May 31, 2021 , the outstanding balance was $358,236, and the full amount was forgiven as of May 31, 2022.

Promissory Note (EIDL)

Pursuant to a certain Loan Authorization and Agreement (the “SBA Loan Agreement”) in June 2020, the Company securing a loan (the “EIDL Loan”) with a principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning June 2021. The balance of principal and interest is payable thirty years from the date of the SBA Note. The note had an outstanding balance of $150,000 as of May 31, 2021. As of May 31, 2022 this note was fully repaid.

Notes Payable

On May 29, 2020, the Company entered into a $1,825,000 note payable as part of the acquisition related to UL ATL. The loan bears a zero percent interest rate and has a maturity of three years, or May 29, 2023. The agreement calls for six semi-annual payments of $304,166.67, for which the first payment was due on November 29, 2020. As of May 31, 2022 and 2021, the outstanding balance due under the note was $608,333 and $1,216,667, respectively.

On May 29, 2020, the Company entered into a non-compete, non-solicitation and non-disclosure agreement with a former owner of ATL. The amount payable under the agreement is $500,000 over a three-year period. The agreement calls for twenty-four monthly non-interest bearing payments of $20,833.33 with the first payment on June 29, 2020. As of May 31, 2022 and 2021, the outstanding balance due under the agreement was $0 and $250,004, respectively.

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

As of May 31, 2021, the outstanding balance due under the agreement was $1,062,215. On May 31, 2022, this note was paid in full.

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

During the year ended May 31, 2022, a noteholder converted $131,759 of principal and interest of the convertible note into 73,346,191 shares of the Company’s common stock at a rate of $0.00179640 per share. As of May 31, 2022 and 2021, the outstanding balance on the Trillium Note was $0 and $1,104,500. The note did not have a discount related to a beneficiary conversion feature, due to modification of this Note in November of 2020, when this debt discount was recorded as a loss on extinguishment of debt.

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

On June 1, 2021, this Note maturity was extended to October 6, 2022. Upon this amendment the Company accounted for this modification as debt extinguishment and recorded a net gain of $383,819 in the consolidated statements of operations for the period ended November 30, 2021.

On August 19, 2021, 3A entered into a Securities Exchange Agreement and on December 10, 2021 into an amended Securities Exchange Agreement, as discussed below. Upon effectiveness of these agreements, 3A Note was exchanged for Preferred Stock Series C.

As of May 31, 2022 and 2021 the total unamortized debt discount related to the 3a SPA was $0 and $391,757, respectively. During the year ended May 31, 2022, the Company recorded amortization of debt discount totalling $285,048.

During the year ended May 31, 2022, the noteholder converted $113,172 in convertible notes into 63,000,000 shares of the Company’s common stock at a rate of $0.00179638 per share. As of May 31, 2022 and 2021, the outstanding principal balance on the 3a Note was $0 and $1,111,000, respectively.

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

As of May 312021, the outstanding balance on these convertible notes was $1,833,334.

On August 19, 2021, Investors entered into a Securities Exchange Agreement and on December 10, 2021 into an amended Securities Exchange Agreement, as discussed below. Upon effectiveness of these agreements, Trillium and 3a January Convertible Notes were exchanged for Preferred Stocks Series C and D.

During the year ended May 31, 2022, the Company recorded amortization of debt discount totaling $491,467.

Covenants

As of May 31, 2022 the Company was in full compliance with all covenants and debt agreements. As of May 31, 2021, the Company was in compliance with all covenants and debt agreements, except for Trillium and 3a where the Company was deemed to be in default due to a violation of several covenants. On January 29, 2021, the Company and the investors (Trillium and 3a) entered into a waiver agreement which waived any and all defaults underlying the 3a, Trillium and 3a SPA’s and the Trillium and 3a Notes for a period of six months. Subsequently, the Company signed the Securities Exchange Agreement extending this waiver as described below.

Securities Exchange Agreements

On August 19, 2021, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with the investors (Trillium and 3a) holding the above listed notes and warrants of the Company (each, including its successors and assigns, a “Holder” and collectively the “Holders”). Pursuant to the Exchange Agreement, the Company agreed to issue, and the Holders agreed to acquire the New Securities (as defined herein) in exchange for the Surrendered Securities (the “Old Notes” defined as October and January Notes and Warrants in the Exchange Agreement). “New Securities” means a number of Exchange Shares (as defined in the Exchange Agreement) determined by applying the Exchange Ratio (as defined in the Exchange Agreement) upon consummation of a registered public offering of shares of the Company’s Common Stock (and warrants if included in such financing), at a valuation of not less than $200,000,000.00 pre-money, pursuant to which the Company receives gross proceeds of not less than $20,000,000 and the Company’s Trading Market is a National Securities Exchange (the “Qualified Financing”).

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

In connection with the Amended Exchange Agreement, each of the Holders received that certain number of Preferred Stock equal to one share of Preferred Stock for every $10,000 of Note Value held by such Holder (the “Exchange Ratio”). The Company issued 195 shares of Series C Preferred and 192 shares of Series D Preferred. In the aggregate, each of the Series C Preferred and Series D Preferred may be converted up to an amount of common stock equal to 12.48% of the Company’s capital stock on a fully diluted basis, subject to adjustment up to a specified date.

Upon effectiveness of the Amended Exchange Agreement, the Company no longer has any outstanding convertible notes or warrants.

Future maturities related to the above promissory notes, notes payable and convertible notes are $608,333 due during the twelve months ended May 31, 2023.

8.	RELATED PARTY TRANSACTIONS

As part of the UL HK Transaction and related transactions, the Company assumed the following debt due to related parties:

	May 31, 2022	May 31, 2021

Due to Frangipani Trade Services (1)	$602,618	$903,927
Due to employee (2)	30,000	60,000
Due to employee (3)	66,658	149,996
	699,276	1,113,923
Less: current portion	(301,308)	(397,975)
	$397,968	$715,948

(1)	Due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO, is due on demand and is non-interest bearing. The principal amount of this Promissory Note bears no interest; provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to six percent (6%) per annum. The principal amount is due and payable in six payments of $150,655 the first payment due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment.

(2)	On May 29, 2020, the Company entered into a $90,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $2,500 from the date of closing.

(3)	On May 29, 2020, the Company entered into a $200,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $5,556 from the date of closing.

Consulting Agreements

Unique entered into a Consulting Services Agreement on May 29, 2020 for a term of three years with Great Eagle Freight Limited (“Great Eagle” or “GEFD”), a Hong Kong Company (the “Consulting Services Agreement”) where the Company pays $500,000 per year until the expiration of the agreement on May 28, 2023. The fair value of the services was determined to be less than the cash payments and the difference was recorded as Other Long Term Liabilities line item on the consolidated balance sheets and amortized over the life of the agreement. The unamortized balances were $282,666 and $565,338 as of May 31, 2022 and 2021, respectively.

Accounts Receivable - trade and Accounts Payable - trade

Transactions with related parties account for $3.0 million and $15.2 million of accounts receivable and accounts payable as of May 31, 2022, respectively compared to $1.3 million and $10.8 million of accounts receivable and accounts payable as of May 31, 2021.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the year ended May 31, 2022, these transactions represented approximately $3.9 million of revenue.

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the year ended May 31, 2021, these transactions represented $2.4 million of revenue.

Direct costs are services billed to the Company by related parties for shipping activities. For the year May 31, 2022, these transactions represented approximately $192.8 million of total direct costs.

Direct costs are services billed to the Company by related parties for shipping activities. For the year May 31, 2021, these transactions represented $54.9 million of total direct costs.

9.	RETIREMENT PLAN

We have two savings plans that qualify under Section 401(k) of the Internal Revenue Code legacy of the predecessor companies. Eligible employees may contribute a portion of their salary into the savings plans, subject to certain limitations. In one of which the Company has the discretionary option of matching employee contributions and in the other the Company matches 20% on the first 100% contribution. In either Plan, employees can contribute 1% to 98% of gross salary up to a maximum permitted by law. The Company recorded expense of $0.1 million and $0.05 million for the year ended May 31, 2022 and 2021, respectively.

10.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 800,000,000 shares of stock, a par value of $0.001 per share.

During the year ended May 31, 2021

-	28,291,180 shares of the Company’s common stock were issued to a consultant. The shares have an aggregated fair value of $91,666 which was expensed immediately.

-	On October 9, 2020, the Company’s Chief Executive Officer converted 30,000 shares of Series B Preferred Stock into an aggregate of 196,394,100 shares of the Company’s common stock.

-	On April 12, 2021, a noteholder converted $63,692.00 in principal and interest into 35,455,872 shares of the Company’s common stock. See Note 7.

During the year ended May 31, 2022:

On August 13, 2021 the Company issued 125,692,224 shares of the Company’s common stock pursuant to the conversion of 19,200 shares of Series B Convertible Preferred Stock held by Frangipani Trade Services Inc, an entity 100% owned by the Company’s Chief Executive Officer.

On April 5, 2022, a shareholder converted 5 shares of Series D Convertible Preferred Stock into 31,415,400 shares of the Company’s common stock.

On June 23, 2021, a noteholder converted $25,842.22 in convertible notes (principal and interest) into 14,385,720 shares of the Company’s common stock at a rate of $0.00179638 per share.

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

As of May 31, 2022 and 2021, there were 687,196,478 and 393,742,663 shares of Common Stock issued and outstanding, respectively.

Preferred Shares

The Company authorized to issue 5,000,000 shares of preferred stock, $0.001 par value per share.

Series A Convertible Preferred

The Company has designated 130,000 shares of Series A Convertible Preferred stock and has 130,000 shares issued and outstanding as of May 31, 2022 and 2021, respectively. The holders of Series A Preferred. subject to the rights of holders of shares of the Company’s Series B Preferred stock which shares will be pari passu with Series B Preferred in terms of liquidation preference and dividend rights and are subject to an anti-dilution provision, making the holders subject to an adjustment necessary to maintain their agreed upon fully diluted ownership percentage.

Series B Convertible Preferred

The Company has designated 870,000 shares of Series B Convertible Preferred stock and has 820,800 and 840,000 shares issued and outstanding as of May 31, 2022 and 2021, respectively. The holders of Series B Preferred, subject to the rights of holders of shares of the Company’s Series A Preferred Stock which shares will be pari passu with the Series B Preferred in terms of liquidation preference and dividend rights, shall be entitled to receive, at their option, immediately prior an in preference to any distribution to the holders of the Company’s common stock.

Series C & D Convertible Preferred

The Company has designated 200 shares of preferred stock each for Series C and D Convertible Preferred Stock. The Company had 195 shares of Series C and 187 shares of Series D Preferred shares issued and outstanding as of May 31, 2022 and none as of May 31, 2021. The holders of the Preferred Stock shall be entitled to receive, upon liquidation, dissolution or winding up of the Company, the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation. In the aggregate, each of the Series C Preferred and Series D Preferred may be converted up to an amount of common stock equal to 12.48% of the Company’s capital stock on a fully diluted basis subject to antidilution provision until qualified financing event. (See Note 5 - Amended Securities Exchange Agreement)

Since the anti-dilution provisions exist in the Preferred Stock Series A, C and D, derivative liabilities were recorded on the balance sheet as of May 31, 2022, at fair value (see Note 1, Derivative Liability). As a result of the Company exchanging $3.9 million of convertible notes into Series C and D Preferred Stock, the Company also recognized net loss on the extinguishment of debt of approximately $4.6 million recorded in the financial statements as deemed dividend and $4.3 million net loss on the mark to market of the derivative liability associated with the Series A Preferred Stock recorded in Other Income (Expenses), both reflected in the statement of operations for the year ended May 31, 2022.

Warrants

The following is a summary of the Company’s warrant activity:

		Weighted Average
	Warrants	Exercise Price
Outstanding – May 31, 2021	1,140,956,904	$0.002
Exercisable – May 31, 2021	1,140,956,904	$0.002
Cancelled	(1,140,956,904)	$-
Outstanding – May 31, 2022	-	$-
Exercisable – May 31, 2022	-	$-

On December 10, 2021, the Company entered into an amended securities exchange with two investors holding convertible notes and warrants for Convertible Preferred Stock Series C and D. For additional information on the exchange agreement see Note 5, Financing Arrangements. Upon effectiveness of the amended exchange agreement, as of May 31, 2022 the Company no longer has any outstanding warrants.

11.	COMMITMENTS AND CONTINGENCIES

Pending acquisitions

On April 28, 2022, Unique Logistics International, Inc. (the “Company”) entered into a stock purchase agreement (the “Purchase Agreement”), by and between the Company and Unique Logistics Holdings Limited, a Hong Kong corporation (the “Seller”), whereby the Company acquired from the Seller all of Seller’s share capital (the “Purchased Shares”) in nine (9) of Seller’s subsidiaries (collectively the “Subsidiaries”) as listed in Schedule I of the Purchase Agreement. As consideration for the Purchased Shares, the Company agreed to (i) pay the Seller $21,000,000 (the “Cash Consideration”); and (ii) issue to the Seller a $1,000,000 promissory note (the “Note” and, together with the Cash Consideration, the “Purchase Price”). The Purchase Price is subject to certain adjustments set forth in the Purchase Agreement.

In addition to the Purchase Price, Seller will be eligible for an additional one-time cash earn-out payment (the “Earn Out Payment”), in the amount of (i) $2,500,000, if the EBITDA of the Purchased Shares, in the aggregate, exceeds $5,000,000 for the one-year period beginning on July 1, 2022 and ending June 30, 2023 (the “Earn Out Period”), or (ii) $2,000,000, if the EBITDA of the Purchased Shares, in the aggregate is equal to or less than $5,000,000 but exceeds $4,500,000, for the Earn Out Period, in each case, to be paid by the Company within 90 days of June 30, 2023.

The transactions contemplated by the Purchase Agreement shall be contingent upon and subject to successful completion of the Company’s anticipated public offering of securities (the “Financing”). If the Company is unable to obtain the Financing, the Company may provide written notice to Seller stating that the Company has been unable to obtain the Financing and notify Seller that the Company has elected to either (i) waive the condition of the Financing , in which event the Purchase Agreement will continue as if the Financing had been obtained or (ii) terminate the Purchase Agreement.

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

The components of lease expense were as follows:

	For the Year Ended	For the Year Ended
	May 31, 2022	May 31, 2021
Operating lease	$1,717,807	$1,506,090
Interest on operating lease liabilities	209,536	148,039
Total net lease cost	$1,927,343	$1,654,129

Supplemental balance sheet information related to leases was as follows:

	May 31, 2022	May 31, 2021

Operating leases:
Operating lease ROU assets – net	$2,408,098	$3,797,527

Current operating lease liabilities, included in current liabilities	$912,618	$1,466,409
Noncurrent operating lease liabilities, included in long-term liabilities	1,593,873	2,431,144
Total operating lease liabilities	$2,506,491	$3,897,553

Supplemental cash flow and other information related to leases was as follows:

	For the Year Ended May 31, 2022	For the Year Ended May 31, 2021

ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,805	$223,242
Weighted average remaining lease term (in years):
Operating leases	3.88	4.04
Weighted average discount rate:
Operating leases	4.02%	4.25%

As of May 31, 2022, future minimum lease payments under noncancelable operating leases are as follows:

Future Minimum Payments for the Twelve Months Ending May 31,
2023	$1,002,244
2024	573,301
2025	448,460
2026	260,309
2027	198,255
Thereafter	249,406
Total lease payments	2,731,975
Less: imputed interest	(225,484)
Total lease obligations	$2,506,491

12.	INCOME TAX PROVISION

The income tax provision consists of the following:

	May 31, 2022	May 31, 2021
Federal
Current	$2,052,526	$521,293
Deferred	(554,294)	(208,560)
State and Local
Current	1,041,298	262,576
Deferred	(125,232)	(55,440)
Income tax expense	$2,414,298	$519,869

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately none, and $0.1 million as of May 31, 2022 and 2021, respectively, available to offset taxable income through 2021. The Company also had California State Net Operating Loss carry overs of $262,678 as of May 31, 2021 and 2022, available to offset future taxable income through 2041.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the year ended May 31, 2022, there was no valuation allowance necessary.

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

No interest or penalties on unpaid tax were recorded during the year ended May 31, 2022 and no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	For the Year Ended May 31, 2022	For the Year Ended May 31, 2021
Debt discount liability	$-	$288,555
Allowance for doubtful accounts	733,139	39,414
Contract liability	230,263	-
Lease liability	659,460	-
Other	238,006	19,513
Total deferred tax assets	1,860,868	347,482
Valuation allowance	-	-
Deferred tax asset, net of valuation allowance	1,860,868	347,482

Deferred Tax Liabilities
Operating lease right-of-use assets	(631,173)	-
Goodwill and intangibles	(256,533)	-
Fixed assets	(30,414)	(84,261)
Net deferred tax asset (liability)	$942,748	$263,221

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Year Ended May 31, 2022	For the Year Ended May 31, 2021
US Federal statutory rate (%)	21.0	21.0
State income tax, net of federal benefit	16.4	8.4
Impact of debt exchange	18.9	-
FDII deduction	(10.1)	-
PPP Loan Forgiveness	(1.3)	-
Change in valuation allowance	-	(1.7)
Other permanent differences, net	(4.3)	(4.5)
Income tax provision (benefit) (%)	40.6	23.2

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Based on this evaluation, the Company has identified the following reportable subsequent events other than those disclosed elsewhere in these consolidated financial statements.

Preferred Stock Conversions

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

