Form 10-K/A
period 2022-05-31
Unique Logistics International, Inc.
filed 2022-09-23
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrants most recently completed second fiscal quarter was $4,709,921.

As of September 13, 2022, there were 799,141,770 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), We are filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 13, 2022 (the “Original Filing”), for the purpose of correcting a scrivener’s error in the date of the Report of Independent Registered Public Accounting Firm.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this 10-K/A.

Except as otherwise expressly noted above, this 10-K/A does not amend, update or change any other disclosures in the Original Filing. Accordingly, this 10-K/A should be read in conjunction with the Original Filing and our other filings with the SEC.

Item 15. Exhibits and Financial Statement Schedules.

a. Exhibits

(a)	Exhibits.

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 2022	UNIQUE LOGISTICS INTERNATIONAL, INC.

	By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sunandan Ray	Director, Chief Executive Officer	September 23, 2022
Sunandan Ray	Principal Executive Officer

/s/ Eli Kay	Chief Financial Officer	September 23, 2022
Eli Kay	Principal Financial and Accounting Officer

/s/ David Briones	Director	September 23, 2022
David Briones

/s/ Patrick Lee	Director	September 23, 2022
Patrick Lee

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Unique Logistics International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unique Logistics International, Inc. (the “Company”) as of May 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended May 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
September 13, 2022

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2022	May 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$1,422,393	$252,615
Accounts receivable, net	74,746,036	20,369,747
Contract assets	30,970,581	23,423,314
Factoring reserve	-	7,593,665
Other prepaid expenses and current assets	1,404,021	761,458
Total current assets	108,543,031	52,400,799

Property and equipment, net	188,889	192,092

Other long-term assets:
Goodwill	4,463,129	4,463,129
Intangible assets, net	7,337,704	8,044,853
Operating lease right-of-use assets, net	2,408,098	3,797,527
Deferred tax asset, net	942,748	263,221
Deposits	1,028,336	292,141
Other long-term assets	16,180,015	16,860,871
Total assets	$124,911,935	$69,453,762

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$49,028,862	$38,992,846
Accrued expenses and other current liabilities	5,666,159	2,383,915
Accrued freight	9,240,650	10,403,430
Contract Liabilities	468,209	-
Revolving credit facility	38,141,451	-
Current portion of notes payable, net of discount	608,333	2,285,367
Current portion of long-term debt due to related parties	301,308	397,975
Current portion of operating lease liability	912,618	1,466,409
Total current liabilities	104,367,590	55,929,942

Other long-term liabilities	282,666	565,338
Long-term-debt due to related parties, net of current portion	397,968	715,948
Notes payable, net of current portion, net of discount	-	3,193,306
Derivative liabilities	12,437,994	-
Operating lease liability, net of current portion	1,593,873	2,431,144
Total long-term liabilities	14,712,501	6,905,736

Total liabilities	119,080,091	62,835,678

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value: 5,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 130,000 issued and outstanding as of May 31, 2022 and 2021. Liquidation preference $13 at May 31, 2022	130	130
Series B Convertible Preferred stock, $0.001 par value; 820,800 and 840,000 shares issued and outstanding as of May 31, 2022 and 2021, respectively. Liquidation preference $82 at May 31, 2022	821	840
Series C Convertible Preferred stock, $0.001 par value; 195 and none, issued and outstanding as of May 31, 2022 and 2021, respectively. Liquidation preference $15.5 million at May 31, 2022	-	-
Series D Convertible Preferred stock, $0.001 par value; 187 and none, issued and outstanding as of May 31, 2022 and 2021, respectively. Liquidation preference $15.1 million at May 31, 2022	-	-
Common stock, $0.001 par value; 800,000,000 shares authorized; 687,196,478 and 393,742,663 shares issued and outstanding as of May 31, 2022 and 2021, respectively.	687,197	393,743
Additional paid-in capital	292,155	4,906,384
Retained earnings	4,851,541	1,316,987
Total Stockholders’ Equity	5,831,844	6,618,084
Total Liabilities and Stockholders’ Equity	$124,911,935	$69,453,762

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended May 31, 2022	For the Year Ended May 31, 2021
Revenues:
Airfreight services	$499,024,643	$137,055,903
Ocean freight and ocean services	446,977,162	196,041,832
Contract logistics	3,491,489	3,093,626
Customs brokerage and other services	64,993,386	35,695,911
Total revenues	1,014,486,680	371,887,272

Costs and operating expenses:
Airfreight services	496,918,427	130,564,578
Ocean freight and ocean services	418,552,477	179,759,763
Contract logistics	1,771,415	1,267,360
Customs brokerage and other services	54,368,332	33,766,727
Salaries and related costs	11,736,610	9,184,390
Professional fees	1,079,819	1,350,369
Rent and occupancy	2,022,396	1,815,194
Selling and promotion	6,653,335	4,535,373
Depreciation and amortization	782,351	765,532
Fees on factoring agreements	27,000	4,471,540
Bad debt expense	2,541,676	240,000
Other	1,508,425	637,458
Total costs and operating expenses	997,962,263	368,358,284

Income from operations	16,524,417	3,528,988

Other income (expenses)
Interest expense	(5,632,551)	(431,439)
Amortization of debt discount	(776,515)	(1,350,389)
Gain on forgiveness of promissory note	358,236	1,646,062
Change in fair value of derivative liabilities	(4,020,698)	-
Loss on extinguishment of convertible note	(564,037)	(1,147,856
Other income	60,000	-
Total other income (expenses)	(10,575,565)	(1,283,622)

Net income before income taxes	5,948,852	2,245,366

Income tax expense	2,414,298	519,869

Net income	3,534,554	1,725,497

Deemed Dividend	(4,565,725)	-

Net (loss) income available for common shareholders	$(1,031,171)	$1,725,497

Net (loss) income available for common shareholders per common share
– basic	$-	$-
– diluted	$-	$-

Weighted average common shares outstanding
– basic	605,817,180	1,408,941,722
– diluted	605,817,180	10,030,364,061

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended May 31, 2022 and 2021

	Series A		Series B		Series C		Series D				Additional	Retained Earnings
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance, June 1, 2020	130,000	$130	870,000	$870	-	$-	-	-	-	$-	$1,523,811	$(408,510)	$1,116,301

Issuance of Common Stock for services rendered	-	-	-	-	-	-	-	-	28,291,180	28,291	63,375	-	91,666

Conversion of Preferred B to Common Stock	-	-	(30,000)	(30)	-	-	-	-	196,394,100	196,394	(196,364)	-	-

Recapitalization upon acquisition - net	-	-	-	-	-	-	-	-	133,601,511	133,602	(179,340)	-	(45,738)

Warrants issued with convertible notes	-	-	-	-	-	-	-	-	-	-	1,126,497	-	1,126,497

Beneficial conversion feature of convertible notes	-	-	-	-	-	-	-	-	-	-	2,540,169	-	2,540,169

Issuance of common stock for the conversion of notes and accrued interest	-	-	-	-	-	-	-	-	35,455,872	35,456	28,236	-	63,692

Net income	-	-	-	-	-	-	-	-	-	-	-	1,725,497	1,725,497

Balance, May 31 2021	130,000	$130	840,000	$840	-	$-	-	-	393,742,663	$393,743	$4,906,384	$1,316,987	$6,618,084

Conversion of Preferred B to Common Stock	-	-	(19,200)	(19)	-	-	-	-	125,692,224	125,692	(125,673)	-	-

Conversion of debt to preferred C and D	-	-	-	-	195	-	192	-	-	-	-	-	-

Conversion of Preferred D to Common Stock	-	-	-	-	-	-	(5)	-	31,415,400	31,415	(31,415)	-	-

Issuance of Common Stock for the conversion of notes and accrued interest	-	-	-	-	-	-	-	-	136,346,191	136,347	108,584	-	244,931

Deemed Dividend	-	-	-	-	-	-	-	-	-	-	(4,565,725)	-	(4,565,725)

Net income	-	-	-	-					-			3,534,554	3,534,554

Balance, May 31, 2022	130,000	$130	820,800	$821	195	$-	187	$-	687,196,478	$687,197	$292,155	$4,851,541	$5,831,844

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31, 2022	For the Year Ended May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,534,554	$1,725,497
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	782,351	765,532
Amortization of debt discount	776,515	1,350,389
Amortization of right of use assets	1,389,429	1,195,995
Share-based compensation	-	91,666
Bad debt expense	2,541,676	240,000
Gain on forgiveness of notes payable	(358,236)	(1,646,062)
Loss on extinguishment of notes payable	564,037	1,147,856
Change in deferred tax asset	(679,527)	(264,000)
Change in fair value of derivative liabilities	4,020,698	-
Accretion of consulting agreement	(282,672)	(282,672)
Changes in operating assets and liabilities:
Accounts receivable	(56,917,965)	(12,677,437)
Contract assets	(7,547,267)	(18,586,306)
Factoring reserve	7,593,665	(6,622,941)
Other prepaid expenses and other current assets	(642,563)	(669,787)
Deposits and other assets	(736,195)	1,042
Accounts payable	10,036,018	29,465,943
Accrued expenses and other current liabilities	3,999,874	(1,226,702)
Accrued freight	(1,162,780)	6,926,050
Contract liabilities	468,209	-
Operating lease liability	(1,391,062)	(1,095,969)
Net Cash Used in Operating Activities	(34,011,241)	(161,906)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(72,001)	(51,489)
Net Cash Used in Investing Activities	(72,001)	(51,489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,000,000	5,174,902
Repayments of notes payable	(4,473,784)	(858,330)
Repayments of long-term debt due to related parties	(414,647)	(5,149,925)
Cash paid for debt issuance costs	-	(50,000)
Borrowings on line of credit, net	38,141,451	-
Net Cash Provided by (Used in) Financing Activities	35,253,020	(883,353)

Net change in cash and cash equivalents	1,169,778	(1,096,748)

Cash and cash equivalents - Beginning of year	252,615	1,349,363
Cash and cash equivalents - End of year	$1,422,393	$252,615
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the year for:
Income taxes	$3,775,967	$527,583
Interest	$5,632,551	$66,717
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease asset and liability additions	$-	$223,242
Non-cash note forgiveness due to UL HK	$-	$310,452
Fair value of warrants issued with convertible notes	$-	$1,126,497
Beneficial conversion feature of convertible notes	$-	$2,540,169
Issuance of Common Stock - Conversions and Awards	$-	$393,743
Conversion of Preferred Stock Series B preferred to common	$125,673	$-
Conversion of Preferred Stock Series D preferred to common	$31,415	$-
Issuance of common stock for the conversion of principal net of accrued interest capitalized to principal to Notes Payable	$244,931	$-
Reduction of debt due to exchange of Convertible Notes for Preferred Stock Series C & D	$4,565,725	$-
Derivative liability recognized related to exchange of Convertible Notes for Preferred Stock Series C and D	$8,417,296	$-

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2022

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unique Logistics International, Inc. (the “Company” or “Unique”) is a global logistics and freight forwarding company. The Company currently operates via its wholly owned subsidiaries, Unique Logistics International (NYC), LLC, a Delaware limited liability company (“UL NYC”) and Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and (collectively the “UL US Entities”). The Company provides a range of international logistics services that enable its customers to outsource sections of their supply chain process. This range of services can be categorized as follows:

●	Air Freight services
●	Ocean Freight services
●	Customs Brokerage and Compliance services
●	Warehousing and Distribution services
●	Order Management

On May 29, 2020, Unique Logistics Holdings, Inc., a privately held Delaware corporation headquartered in New York (“ULHI”), entered into a Securities Purchase Agreement with Unique Logistics Holdings Ltd, (“UL HK”), a Hong Kong company, (the “UL HK Transaction”).

On October 8, 2020, Unique Logistics Holdings, Inc., Innocap, Inc., and Inno Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Innocap Inc. (“Merger Sub”), entered into an Acquisition Agreement and Plan of Merger pursuant to which the Merger Sub was merged with and into ULHI, with ULHI surviving as a wholly owned subsidiary of Innocap, Inc. (the “Merger”). The transaction took place on October 8, 2020 (the “Closing”). Innocap, Inc. was incorporated under the laws of the State of Nevada on January 23, 2004.

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

As of May 31, 2022, the Company reported working capital of approximately $4.2 million compared with negative $3.5 million working capital as of May 31, 2021.

The Company took the following steps to improve liquidity year over year:

●	Strong operational performance resulted in increase in EBITDA from $8.9 million during the year ended May 31, 2021 to $17.3 million during the year ended May 31, 2022
●	The Company entered into Fourth Amendment to the TBK Loan Agreement to increase its credit facility from $47.5.0 million to $57.5 million until October 2022 with an option to extend beyond that date.
●	The Company exchanged all of its Convertible Notes and associated Warrants into shares of Convertible Preferred Shares Series C and D

Since its inception, the Company has experienced significant business growth. To fund such growth operating capital was initially provided by third party investors through Convertible Notes and on December 10, 2021 exchanged into Convertible Preferred Shares Series A, C and D with fixed ownership percentage of the company. Preferred shares are more beneficial to the company because they don’t require cash repayments. Due to the antidilution provision imbedded in the Convertible Preferred Shares, these provisions resulted in an embedded derivative and the company recorded a current liability during the quarter ended on February 28, 2022 in the amount of $12.7 million (See Derivative Liability note below). Prior to quarter ended February 28, 2022, this liability was not material. This liability is recorded as a long-term liability due to its future settlement in common stocks on the balance sheet and is being adjusted to market on each of the subsequent reporting period.

The Company is also in process of potentially raising additional capital through the planned underwritten offering of securities that would provide funds for planned acquisitions and operating capital. While we continue to execute our strategic plan, we will be tightly managing our cash and monitoring our liquidity position. We have implemented a number of initiatives to conserve our liquidity position including activities such as raising additional capital, increasing credit facilities, reducing cost of debt, controlling general and administrative expenditures and improving collection processes. Many of the aspects of the plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful which could have a material adverse effect on our operating results, financial condition, and liquidity. Use of operating cash is an indicator that there could be a going concern issue, but based on our evaluation of the Company’s projected cash flows and business performance subsequent to the balance sheet date, management has concluded that the Company’s current cash and cash availability under the line of credit as of May 31, 2022, would be sufficient to alleviate a going concern issue for at least one year from the date these consolidated financial statements are issued.

COVID-19

Covid-19 remains a threat and certain countries, such as China, are still subject to restrictions related to Covid-19. While the threat level has declined to a significant extent in the USA and globally, any resurgence could have a material adverse effect on our business operations, results of operations, cash flows and financial position.

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

Significant estimates inherent in the preparation of the consolidated financial statements include determinations of the useful lives and expected future cash flows of long-lived assets, including intangibles, valuation of assets and liabilities acquired in business combinations, and estimates and assumptions in valuation of debt and equity instruments, including derivative liabilities. In addition, the Company makes significant judgments to recognize revenue – see policy note “Revenue Recognition” below.

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, convertible notes, promissory notes, all approximate fair value due to their short-term nature as of May 31, 2022 and 2021. The carrying amount of the long-term debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had Level 3 liabilities (See Derivative Liabilities note) as of May 31, 2022. On May 31, 2021 Level 3 derivative liability balances were insignificant. There were no transfers between levels during the reporting period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. No loss had been experienced, and management believes it is not exposed to any significant risk on credit.

Accounts Receivable – Trade

Accounts receivable - trade from revenue transactions are based on invoiced prices which the Company expects to collect. In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company generally does not require collateral to support customer receivables. Accounts receivable - trade, as shown on the consolidated balance sheets, is net of allowances when applicable. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, net of allowance for doubtful accounts. As of May 31, 2022 and 2021, the Company recorded an allowance for doubtful accounts of approximately $2.7 million and $0.2 million, respectively.

Concentrations

Revenue by three customers as a percentage of the Company’s total revenue was 48% for the year ended May 31, 2022, with customer A at 35%, customer B at 7% and Customer C 6%. These three customers represented approximately 21% of all accounts receivable as of May 31, 2022 and no single customer represented more than 10% of total accounts receivable.

Two customers accounted for 44% of total revenue for the year ended May 31, 2021 with customer A at 25%, customer B at 19%. No customer represented more than 10% of non-factored accounts receivable as of May 31, 2021.

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

During the years ended May 31, 2022 and 2021, the Company factored accounts receivable invoices totaling approximately Nil and $233.4 million, pursuant to the Company’s factoring agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company incurred expenses totaling approximately $4.5 million, pursuant to the agreements for the year ended May 31, 2021 and $27,000 for the year ended May 31, 2022. The Company recognizes factoring costs upon disbursement of funds. Factoring expenses are presented in costs and operating expenses on the consolidated statements of operations.

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

Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period. The Company did not record any impairment for the year ended May 21, 2022 or May 31, 2021.

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

The Company tests goodwill for impairment annually as of May 31 or if an event occurs or circumstances change that indicate that the fair value of the entity, or the reporting unit, may be below its carrying amount (a “triggering event”). Whenever events or circumstances change, entities have the option to first make a qualitative evaluation about the likelihood of goodwill impairment. If impairment is deemed more likely than not, management would perform the two-step goodwill impairment test. Otherwise, the two-step impairment test is not required. In assessing the qualitative factors, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of the relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgements and assumptions. The judgement and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, Company specific events and share price trends, an assessment of whether each relevant factor will impact the impairment test positively or negatively, and the magnitude of such impact.

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

We test goodwill for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. For the year ended May 31, 2022 and 2021 the Company conducted its annual review of impairment of goodwill and intangible assets and no impairment was identified.

Impairment of Long-Lived Assets

Long-lived assets are comprised of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of FASB ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The Company did not record any impairment for the years ended May 31, 2022 and 2021, as there were no triggering events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable.

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

The Company has identified and recorded derivative instruments arising from an anti-dilution provision in the Company’s Series A, Series C, and Series D Preferred Stock during the quarter ended February 28, 2022. The Company recorded $12.4 million of derivative liabilities measured at fair value as of May 31, 2022 on its balance sheet. Derivative liability related to Preferred Convertible Stock Series A was immaterial as of May 31, 2021.

An embedded derivative liability is representing the rights of holders of Convertible Preferred Stock Series A, C and D to receive additional common stock of the Company upon issuance of any additional common stock by the Company prior to qualified financing event as defined in the agreement. Each reporting period, the embedded derivative liability, if material, would be adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of the company’s statements of operations. The Company recorded change in fair value of $4,020,698 on the consolidated statements of operations.

	Level 1	Level 2	Level 3
Derivative liabilities as June 1, 2021	$-	$-	$-
Addition	-	-	8,417,296
Changes in fair value	-	-	4,020,698
Derivative liabilities as May 31, 2022	$-	$-	$12,437,994

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

The key inputs into the model were as follows:

	May 31, 2022	May 31, 2021
Risk-free interest rate	1.6%	0.7%
Probability of capital raise	53.9%	10%
Estimated capital raise amount	$39,000,000	$2,400,000
Estimated time to capital raise	0.5 years	1.0 years

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

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received.

Significant Changes in Contract Asset and Contract Liability Balances for the year ended May 31, 2022:

	Contract Assets Increase (Decrease)	Contract Liabilities (Increase) Decrease

Reclassification of the beginning contract liabilities to revenue, as the result of performance obligation satisfied	$-	$-
Cash Received in advance and not recognized as revenue	-	468,209
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(10,491,045)	-
Contract assets recognized	18,038,312	-
Net Change	$7,547,267	$468,209

There were no changes in contract assets or liabilities as of May 31, 2021.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue from our clients (all US based) by significant geographic area for the years ended May 31, 2022 and 2021, based on origin of shipment (imports) or destination of shipment (exports):

	For the Year Ended May 31, 2022	For the Year Ended May 31, 2021
China, Hong Kong & Taiwan	$343,370,279	$186,932,382
Southeast Asia	422,869,068	104,475,697
United States	39,362,326	31,452,041
India Sub-continent	161,841,791	28,164,102
Other	47,043,216	20,863,050
Total revenue	$1,014,486,680	$371,887,272

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

	For the Year Ended
	May 31, 2022	May 31, 2021
Numerator:
Net income (loss) available for common shareholders	$(1,031,171)	1,725,497
Effect of dilutive securities:	-	1,350,389

Diluted net (loss) income available for common shareholders	$(1,031,171)	$3,075,886

Denominator:
Weighted average common shares outstanding – basic	605,817,180	1,408,941,722

Dilutive securities:
Series A Preferred	-	1,316,157,000
Series B Preferred	-	5,499,034,800
Convertible notes	-	1,806,230,539
Warrants	-	-
Series C Preferred	-	-
Series D Preferred	-	-

Weighted average common shares outstanding and assumed conversion – diluted	605,817,180	10,030,364,061

Basic net (loss) income available for common shareholders per common share	$(0.00)	$0.00
	-
Diluted net (loss)income available for common shareholders per common share	$(0.00)	$0.00

The Company has excluded the following shares as of May 31, 2022, because they are antidilutive:

May 31, 2022
Weighted average common shares outstanding – basic	605,817,180
Series A Preferred	1,233,209,295
Series B Preferred	5,373,342,576
Series C Preferred	1,206,351,359
Series D Preferred	1,174,935,959
Weighted average common shares outstanding and assumed conversion – diluted	9,593,656,369

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

For the year ended May 31, 2022 and May 2021, share-based compensation amounted to $0 and $91,666 for services provided.

Advertising and Marketing

All costs associated with advertising and marketing of the Company products are expensed during the period when the activities take place and are included in selling and promotion on the consolidated statements of operations.

Convertible Debt

The Company accounts for Convertible Debt based on the guidance in ASC 470, “Debt with Conversion and Other Options” (“ASC 470”). As such all convertible debt instruments that separated into debt and an equity component based on the beneficial conversion feature (“BCF”) amount determined on the in-the-money amount of the conversion option. BCF is recorded in additional paid -in – capital with corresponding discount on the debt liability amortized to interest expense over the life of the debt instrument. There is no subsequent remeasurement of the amount recorded in equity while discount is amortized in the same manner as nonconvertible debt. See Note 7, Financing Arrangements for Convertible Notes outstanding and the associated unamortized discounts.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—”Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. ASU 2020-06 is effective for public business entities, other than smaller reporting companies as defined by the SEC starting January 1, 2022. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

2.	PROPERTY AND EQUIPMENT

Major classifications of property and equipment are summarized below as of May 31, 2022 and 2021.

	May 31, 2022	May 31, 2021

Furniture and fixtures	$102,062	$84,085
Computer equipment	159,674	108,479
Software	30,609	27,780
Leasehold improvements	27,146	27,146
	319,491	247,490
Less: accumulated depreciation	(130,602)	(55,398)
	$188,889	$192,092

Depreciation expense charged to income for the years ended May 31, 2022 and May 31, 2021 amounted to $75,204 and $58,384.

4.	GOODWILL

The carrying amount of goodwill was $4,463,129 at May 31, 2022 and 2021. On February 19, 2021, the Company and UL HK agreed to reduce an existing $325,000 note assumed by the Company in the May 29, 2020 as part of the acquisition.

Beginning balance June 1, 2020	$4,788,129
Measurement Period Adjustment	(325,000)
Ending balance May 31, 2021 and 2022	$4,463,129

5.	INTANGIBLE ASSETS

Intangible assets consist of the following at May 31, 2022 and 2021:

	May 31, 2022	May 31, 2021

Trade names / trademarks	$806,000	$806,000
Customer relationships	7,633,000	7,633,000
Non-compete agreements	313,000	313,000
	8,752,000	8,752,000
Less: Accumulated amortization	(1,414,296)	(707,147)
	$7,337,704	$8,044,853

Amortizable intangible assets, including tradenames and non-compete agreements, are amortized on a straight-line basis over 3 to 10 years. Customer relationships are amortized on a straight-line basis over 12 to 15 years. For the year ended May 31, 2022 and 2021, amortization expense related to the intangible assets was $707,149 and $707,147. As of May 31, 2022, the weighted average remaining useful lives of these assets were 7.33 years.

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve Months Ending May 31,
2023	637,592
2024	637,592
2025	637,591
2026	602,814
2027	602,814
Thereafter	4,219,301
$7,337,704

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at May 31, 2022 and 2021:

	May 31, 2022	May 31, 2021

Accrued salaries and related expenses	$625,000	$672,455
Accrued sales and marketing expense	2,383,500	539,810
Accrued professional fees	1,350,170	75,000
Accrued income tax	559,544	256,286
Accrued overdraft liabilities	681,058	790,364
Other accrued expenses and current liabilities	66,887	50,000
	$5,666,159	$2,383,915

7.	FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consists of:

	May 31, 2022	May 31, 2021

Revolving Credit Facility	$38,141,451	$-
Promissory note (PPP)	-	358,236
Promissory notes (EIDL)	-	150,000
Notes payable	608,333	2,528,886
Convertible notes – net of discount	-	2,441,551
	38,749,784	5,478,673
Less: current portion	(38,749,784)	(2,285,367)
	$-	$3,193,306

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

On April 14, 2022, the parties to the TBK Loan Agreement entered into a Forth Amendment to temporarily increase the credit facility from $47.5 million to $57.5 million from April 15, 2022 through October 31, 2022 (See Subsequent Events Note 11)

Purchase Money Financing

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

The fees and interest related to CoreFund purchase money financing are included in the interest expense on the statement of operations. The fee paid to CoreFund for the year ended May 31, 2022 were approximately $1.0 million.

Promissory Note (PPP)

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

During April and May 2020, the UL US Entities received aggregate proceeds of $1,646,062 through this program. The promissory notes mature for dates ranging from April 2022 through May 2022. As of May 31, 2022 and 2021, the outstanding balance due under these promissory notes was $0 and $358,236, respectively.

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

On March 9, 2021, the Company was granted an SBA loan (the “Loan”) by Century Bank in the aggregate amount of $358,236, pursuant to the second round of the Paycheck Protection Program (the “PPP”) under the CARES Act. The Loan, which was in the form of a note, matures on March 5, 2026 and bears interest at a rate of 1% per annum. The Loan is payable in equal monthly instalments after the Deferral Period which ends on the day of the Forgiveness Deadline. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. The funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. As of May 31, 2021 , the outstanding balance was $358,236, and the full amount was forgiven as of May 31, 2022.

Promissory Note (EIDL)

Pursuant to a certain Loan Authorization and Agreement (the “SBA Loan Agreement”) in June 2020, the Company securing a loan (the “EIDL Loan”) with a principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning June 2021. The balance of principal and interest is payable thirty years from the date of the SBA Note. The note had an outstanding balance of $150,000 as of May 31, 2021. As of May 31, 2022 this note was fully repaid.

Notes Payable

On May 29, 2020, the Company entered into a $1,825,000 note payable as part of the acquisition related to UL ATL. The loan bears a zero percent interest rate and has a maturity of three years, or May 29, 2023. The agreement calls for six semi-annual payments of $304,166.67, for which the first payment was due on November 29, 2020. As of May 31, 2022 and 2021, the outstanding balance due under the note was $608,333 and $1,216,667, respectively.

On May 29, 2020, the Company entered into a non-compete, non-solicitation and non-disclosure agreement with a former owner of ATL. The amount payable under the agreement is $500,000 over a three-year period. The agreement calls for twenty-four monthly non-interest bearing payments of $20,833.33 with the first payment on June 29, 2020. As of May 31, 2022 and 2021, the outstanding balance due under the agreement was $0 and $250,004, respectively.

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

As of May 31, 2021, the outstanding balance due under the agreement was $1,062,215. On May 31, 2022, this note was paid in full.

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

During the year ended May 31, 2022, a noteholder converted $131,759 of principal and interest of the convertible note into 73,346,191 shares of the Company’s common stock at a rate of $0.00179640 per share. As of May 31, 2022 and 2021, the outstanding balance on the Trillium Note was $0 and $1,104,500. The note did not have a discount related to a beneficiary conversion feature, due to modification of this Note in November of 2020, when this debt discount was recorded as a loss on extinguishment of debt.

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

On June 1, 2021, this Note maturity was extended to October 6, 2022. Upon this amendment the Company accounted for this modification as debt extinguishment and recorded a net gain of $383,819 in the consolidated statements of operations for the period ended November 30, 2021.

On August 19, 2021, 3A entered into a Securities Exchange Agreement and on December 10, 2021 into an amended Securities Exchange Agreement, as discussed below. Upon effectiveness of these agreements, 3A Note was exchanged for Preferred Stock Series C.

As of May 31, 2022 and 2021 the total unamortized debt discount related to the 3a SPA was $0 and $391,757, respectively. During the year ended May 31, 2022, the Company recorded amortization of debt discount totalling $285,048.

During the year ended May 31, 2022, the noteholder converted $113,172 in convertible notes into 63,000,000 shares of the Company’s common stock at a rate of $0.00179638 per share. As of May 31, 2022 and 2021, the outstanding principal balance on the 3a Note was $0 and $1,111,000, respectively.

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

As of May 312021, the outstanding balance on these convertible notes was $1,833,334.

On August 19, 2021, Investors entered into a Securities Exchange Agreement and on December 10, 2021 into an amended Securities Exchange Agreement, as discussed below. Upon effectiveness of these agreements, Trillium and 3a January Convertible Notes were exchanged for Preferred Stocks Series C and D.

During the year ended May 31, 2022, the Company recorded amortization of debt discount totaling $491,467.

Covenants

As of May 31, 2022 the Company was in full compliance with all covenants and debt agreements. As of May 31, 2021, the Company was in compliance with all covenants and debt agreements, except for Trillium and 3a where the Company was deemed to be in default due to a violation of several covenants. On January 29, 2021, the Company and the investors (Trillium and 3a) entered into a waiver agreement which waived any and all defaults underlying the 3a, Trillium and 3a SPA’s and the Trillium and 3a Notes for a period of six months. Subsequently, the Company signed the Securities Exchange Agreement extending this waiver as described below.

Securities Exchange Agreements

On August 19, 2021, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with the investors (Trillium and 3a) holding the above listed notes and warrants of the Company (each, including its successors and assigns, a “Holder” and collectively the “Holders”). Pursuant to the Exchange Agreement, the Company agreed to issue, and the Holders agreed to acquire the New Securities (as defined herein) in exchange for the Surrendered Securities (the “Old Notes” defined as October and January Notes and Warrants in the Exchange Agreement). “New Securities” means a number of Exchange Shares (as defined in the Exchange Agreement) determined by applying the Exchange Ratio (as defined in the Exchange Agreement) upon consummation of a registered public offering of shares of the Company’s Common Stock (and warrants if included in such financing), at a valuation of not less than $200,000,000.00 pre-money, pursuant to which the Company receives gross proceeds of not less than $20,000,000 and the Company’s Trading Market is a National Securities Exchange (the “Qualified Financing”).

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

In connection with the Amended Exchange Agreement, each of the Holders received that certain number of Preferred Stock equal to one share of Preferred Stock for every $10,000 of Note Value held by such Holder (the “Exchange Ratio”). The Company issued 195 shares of Series C Preferred and 192 shares of Series D Preferred. In the aggregate, each of the Series C Preferred and Series D Preferred may be converted up to an amount of common stock equal to 12.48% of the Company’s capital stock on a fully diluted basis, subject to adjustment up to a specified date.

Upon effectiveness of the Amended Exchange Agreement, the Company no longer has any outstanding convertible notes or warrants.

Future maturities related to the above promissory notes, notes payable and convertible notes are $608,333 due during the twelve months ended May 31, 2023.

8.	RELATED PARTY TRANSACTIONS

As part of the UL HK Transaction and related transactions, the Company assumed the following debt due to related parties:

	May 31, 2022	May 31, 2021

Due to Frangipani Trade Services (1)	$602,618	$903,927
Due to employee (2)	30,000	60,000
Due to employee (3)	66,658	149,996
	699,276	1,113,923
Less: current portion	(301,308)	(397,975)
	$397,968	$715,948

(1)	Due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO, is due on demand and is non-interest bearing. The principal amount of this Promissory Note bears no interest; provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to six percent (6%) per annum. The principal amount is due and payable in six payments of $150,655 the first payment due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment.

(2)	On May 29, 2020, the Company entered into a $90,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $2,500 from the date of closing.

(3)	On May 29, 2020, the Company entered into a $200,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $5,556 from the date of closing.

Consulting Agreements

Unique entered into a Consulting Services Agreement on May 29, 2020 for a term of three years with Great Eagle Freight Limited (“Great Eagle” or “GEFD”), a Hong Kong Company (the “Consulting Services Agreement”) where the Company pays $500,000 per year until the expiration of the agreement on May 28, 2023. The fair value of the services was determined to be less than the cash payments and the difference was recorded as Other Long Term Liabilities line item on the consolidated balance sheets and amortized over the life of the agreement. The unamortized balances were $282,666 and $565,338 as of May 31, 2022 and 2021, respectively.

Accounts Receivable - trade and Accounts Payable - trade

Transactions with related parties account for $3.0 million and $15.2 million of accounts receivable and accounts payable as of May 31, 2022, respectively compared to $1.3 million and $10.8 million of accounts receivable and accounts payable as of May 31, 2021.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the year ended May 31, 2022, these transactions represented approximately $3.9 million of revenue.

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the year ended May 31, 2021, these transactions represented $2.4 million of revenue.

Direct costs are services billed to the Company by related parties for shipping activities. For the year May 31, 2022, these transactions represented approximately $192.8 million of total direct costs.

Direct costs are services billed to the Company by related parties for shipping activities. For the year May 31, 2021, these transactions represented $54.9 million of total direct costs.

9.	RETIREMENT PLAN

We have two savings plans that qualify under Section 401(k) of the Internal Revenue Code legacy of the predecessor companies. Eligible employees may contribute a portion of their salary into the savings plans, subject to certain limitations. In one of which the Company has the discretionary option of matching employee contributions and in the other the Company matches 20% on the first 100% contribution. In either Plan, employees can contribute 1% to 98% of gross salary up to a maximum permitted by law. The Company recorded expense of $0.1 million and $0.05 million for the year ended May 31, 2022 and 2021, respectively.

10.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 800,000,000 shares of stock, a par value of $0.001 per share.

During the year ended May 31, 2021

-	28,291,180 shares of the Company’s common stock were issued to a consultant. The shares have an aggregated fair value of $91,666 which was expensed immediately.

-	On October 9, 2020, the Company’s Chief Executive Officer converted 30,000 shares of Series B Preferred Stock into an aggregate of 196,394,100 shares of the Company’s common stock.

-	On April 12, 2021, a noteholder converted $63,692.00 in principal and interest into 35,455,872 shares of the Company’s common stock. See Note 7.

During the year ended May 31, 2022:

On August 13, 2021 the Company issued 125,692,224 shares of the Company’s common stock pursuant to the conversion of 19,200 shares of Series B Convertible Preferred Stock held by Frangipani Trade Services Inc, an entity 100% owned by the Company’s Chief Executive Officer.

On April 5, 2022, a shareholder converted 5 shares of Series D Convertible Preferred Stock into 31,415,400 shares of the Company’s common stock.

On June 23, 2021, a noteholder converted $25,842.22 in convertible notes (principal and interest) into 14,385,720 shares of the Company’s common stock at a rate of $0.00179638 per share.

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

As of May 31, 2022 and 2021, there were 687,196,478 and 393,742,663 shares of Common Stock issued and outstanding, respectively.

Preferred Shares

The Company authorized to issue 5,000,000 shares of preferred stock, $0.001 par value per share.

Series A Convertible Preferred

The Company has designated 130,000 shares of Series A Convertible Preferred stock and has 130,000 shares issued and outstanding as of May 31, 2022 and 2021, respectively. The holders of Series A Preferred. subject to the rights of holders of shares of the Company’s Series B Preferred stock which shares will be pari passu with Series B Preferred in terms of liquidation preference and dividend rights and are subject to an anti-dilution provision, making the holders subject to an adjustment necessary to maintain their agreed upon fully diluted ownership percentage.

Series B Convertible Preferred

The Company has designated 870,000 shares of Series B Convertible Preferred stock and has 820,800 and 840,000 shares issued and outstanding as of May 31, 2022 and 2021, respectively. The holders of Series B Preferred, subject to the rights of holders of shares of the Company’s Series A Preferred Stock which shares will be pari passu with the Series B Preferred in terms of liquidation preference and dividend rights, shall be entitled to receive, at their option, immediately prior an in preference to any distribution to the holders of the Company’s common stock.

Series C & D Convertible Preferred

The Company has designated 200 shares of preferred stock each for Series C and D Convertible Preferred Stock. The Company had 195 shares of Series C and 187 shares of Series D Preferred shares issued and outstanding as of May 31, 2022 and none as of May 31, 2021. The holders of the Preferred Stock shall be entitled to receive, upon liquidation, dissolution or winding up of the Company, the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation. In the aggregate, each of the Series C Preferred and Series D Preferred may be converted up to an amount of common stock equal to 12.48% of the Company’s capital stock on a fully diluted basis subject to antidilution provision until qualified financing event. (See Note 5 - Amended Securities Exchange Agreement)

Since the anti-dilution provisions exist in the Preferred Stock Series A, C and D, derivative liabilities were recorded on the balance sheet as of May 31, 2022, at fair value (see Note 1, Derivative Liability). As a result of the Company exchanging $3.9 million of convertible notes into Series C and D Preferred Stock, the Company also recognized net loss on the extinguishment of debt of approximately $4.6 million recorded in the financial statements as deemed dividend and $4.3 million net loss on the mark to market of the derivative liability associated with the Series A Preferred Stock recorded in Other Income (Expenses), both reflected in the statement of operations for the year ended May 31, 2022.

Warrants

The following is a summary of the Company’s warrant activity:

		Weighted Average
	Warrants	Exercise Price
Outstanding – May 31, 2021	1,140,956,904	$0.002
Exercisable – May 31, 2021	1,140,956,904	$0.002
Cancelled	(1,140,956,904)	$-
Outstanding – May 31, 2022	-	$-
Exercisable – May 31, 2022	-	$-

On December 10, 2021, the Company entered into an amended securities exchange with two investors holding convertible notes and warrants for Convertible Preferred Stock Series C and D. For additional information on the exchange agreement see Note 5, Financing Arrangements. Upon effectiveness of the amended exchange agreement, as of May 31, 2022 the Company no longer has any outstanding warrants.

11.	COMMITMENTS AND CONTINGENCIES

Pending acquisitions

On April 28, 2022, Unique Logistics International, Inc. (the “Company”) entered into a stock purchase agreement (the “Purchase Agreement”), by and between the Company and Unique Logistics Holdings Limited, a Hong Kong corporation (the “Seller”), whereby the Company acquired from the Seller all of Seller’s share capital (the “Purchased Shares”) in nine (9) of Seller’s subsidiaries (collectively the “Subsidiaries”) as listed in Schedule I of the Purchase Agreement. As consideration for the Purchased Shares, the Company agreed to (i) pay the Seller $21,000,000 (the “Cash Consideration”); and (ii) issue to the Seller a $1,000,000 promissory note (the “Note” and, together with the Cash Consideration, the “Purchase Price”). The Purchase Price is subject to certain adjustments set forth in the Purchase Agreement.

In addition to the Purchase Price, Seller will be eligible for an additional one-time cash earn-out payment (the “Earn Out Payment”), in the amount of (i) $2,500,000, if the EBITDA of the Purchased Shares, in the aggregate, exceeds $5,000,000 for the one-year period beginning on July 1, 2022 and ending June 30, 2023 (the “Earn Out Period”), or (ii) $2,000,000, if the EBITDA of the Purchased Shares, in the aggregate is equal to or less than $5,000,000 but exceeds $4,500,000, for the Earn Out Period, in each case, to be paid by the Company within 90 days of June 30, 2023.

The transactions contemplated by the Purchase Agreement shall be contingent upon and subject to successful completion of the Company’s anticipated public offering of securities (the “Financing”). If the Company is unable to obtain the Financing, the Company may provide written notice to Seller stating that the Company has been unable to obtain the Financing and notify Seller that the Company has elected to either (i) waive the condition of the Financing , in which event the Purchase Agreement will continue as if the Financing had been obtained or (ii) terminate the Purchase Agreement.

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

The components of lease expense were as follows:

	For the Year Ended	For the Year Ended
	May 31, 2022	May 31, 2021
Operating lease	$1,717,807	$1,506,090
Interest on operating lease liabilities	209,536	148,039
Total net lease cost	$1,927,343	$1,654,129

Supplemental balance sheet information related to leases was as follows:

	May 31, 2022	May 31, 2021

Operating leases:
Operating lease ROU assets – net	$2,408,098	$3,797,527

Current operating lease liabilities, included in current liabilities	$912,618	$1,466,409
Noncurrent operating lease liabilities, included in long-term liabilities	1,593,873	2,431,144
Total operating lease liabilities	$2,506,491	$3,897,553

Supplemental cash flow and other information related to leases was as follows:

	For the Year Ended May 31, 2022	For the Year Ended May 31, 2021

ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,805	$223,242
Weighted average remaining lease term (in years):
Operating leases	3.88	4.04
Weighted average discount rate:
Operating leases	4.02%	4.25%

As of May 31, 2022, future minimum lease payments under noncancelable operating leases are as follows:

Future Minimum Payments for the Twelve Months Ending May 31,
2023	$1,002,244
2024	573,301
2025	448,460
2026	260,309
2027	198,255
Thereafter	249,406
Total lease payments	2,731,975
Less: imputed interest	(225,484)
Total lease obligations	$2,506,491

12.	INCOME TAX PROVISION

The income tax provision consists of the following:

	May 31, 2022	May 31, 2021
Federal
Current	$2,052,526	$521,293
Deferred	(554,294)	(208,560)
State and Local
Current	1,041,298	262,576
Deferred	(125,232)	(55,440)
Income tax expense	$2,414,298	$519,869

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately none, and $0.1 million as of May 31, 2022 and 2021, respectively, available to offset taxable income through 2021. The Company also had California State Net Operating Loss carry overs of $262,678 as of May 31, 2021 and 2022, available to offset future taxable income through 2041.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the year ended May 31, 2022, there was no valuation allowance necessary.

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

No interest or penalties on unpaid tax were recorded during the year ended May 31, 2022 and no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	For the Year Ended May 31, 2022	For the Year Ended May 31, 2021
Debt discount liability	$-	$288,555
Allowance for doubtful accounts	733,139	39,414
Contract liability	230,263	-
Lease liability	659,460	-
Other	238,006	19,513
Total deferred tax assets	1,860,868	347,482
Valuation allowance	-	-
Deferred tax asset, net of valuation allowance	1,860,868	347,482

Deferred Tax Liabilities
Operating lease right-of-use assets	(631,173)	-
Goodwill and intangibles	(256,533)	-
Fixed assets	(30,414)	(84,261)
Net deferred tax asset (liability)	$942,748	$263,221

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Year Ended May 31, 2022	For the Year Ended May 31, 2021
US Federal statutory rate (%)	21.0	21.0
State income tax, net of federal benefit	16.4	8.4
Impact of debt exchange	18.9	-
FDII deduction	(10.1)	-
PPP Loan Forgiveness	(1.3)	-
Change in valuation allowance	-	(1.7)
Other permanent differences, net	(4.3)	(4.5)
Income tax provision (benefit) (%)	40.6	23.2

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Based on this evaluation, the Company has identified the following reportable subsequent events other than those disclosed elsewhere in these consolidated financial statements.

Preferred Stock Conversions

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

