Form 10-Q
period 2022-08-31
Unique Logistics International, Inc.
filed 2022-10-12
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2022

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

As of October 12, 2022, there were 799,141,770 shares of the registrant’s common stock outstanding.

UNIQUE LOGISTICS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED August 31, 2022

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2022	May 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$270,802	$1,422,393
Accounts receivable, net	64,118,815	74,746,036
Contract assets	28,179,436	30,970,581
Other prepaid expenses and current assets	2,340,290	1,404,021
Total current assets	94,909,343	108,543,031

Property and equipment, net	233,572	188,889

Other long-term assets:
Goodwill	4,463,129	4,463,129
Intangible assets, net	7,160,918	7,337,704
Operating lease right-of-use assets, net	2,421,792	2,408,098
Deferred tax asset, net	918,618	942,748
Deposits	1,591,926	1,028,336
Other long-term assets	16,556,383	16,180,015
Total assets	$111,699,298	$124,911,935

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$41,663,853	$49,028,862
Accrued expenses and other current liabilities	5,200,815	5,666,159
Accrued freight	3,056,146	9,240,650
Contract Liabilities	-	468,209
Revolving credit facility	36,785,256	38,141,451
Current portion of notes payable, net of discount	608,333	608,333
Current portion of long-term debt due to related parties	369,979	301,308
Current portion of operating lease liability	720,096	912,618
Total current liabilities	88,404,478	104,367,590

Other long-term liabilities	211,998	282,666
Long-term-debt due to related parties, net of current portion	301,308	397,968
Derivative liabilities	11,819,046	12,437,994
Operating lease liability, net of current portion	1,809,283	1,593,873
Total long-term liabilities	14.141.635	14,712,501

Total liabilities	102,546,113	119,080,091

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 120,065 and 130,000, issued and outstanding as of August 31, 2022 and May 31, 2022, respectively. Liquidation preference $12 on August 31, 2022.	120	130
Series B Convertible Preferred stock, $0.001 par value; 820,800 shares issued and outstanding as of August 31, 2022 and May 31, 2022. Liquidation preference $82 on August 31, 2022.	821	821
Series C Convertible Preferred stock, $0.001 par value; 195 shares, issued and outstanding as of August 31, 2022 and May 31, 2022 Liquidation preference $15.9 million on August 31, 2022	-	-
Series D Convertible Preferred stock, $0.001 par value; 182 and 187, issued and outstanding as of August 31, 2022 and May 31, 2022, respectively. Liquidation preference $14.9 million on August 31, 2022	-	-
Common stock $0.001 par value; 800,000,000 shares authorized. 799,141,770 and 687,196,478 common shares issued and outstanding as of August 31, 2022 and May 31, 2022, respectively	799,142	687,197
Additional paid-in capital	180,220	292,155
Retained earnings	8,172,882	4,851,541
Total Stockholders’ Equity	9,153,185	5,831,844
Total Liabilities and Stockholders’ Equity	$111,699,298	$124,911,935

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31, 2022	For the Three Months Ended August 31, 2021
Revenues:
Airfreight services	$29,934,037	$52,162,641
Ocean freight and ocean services	88,254,730	123,300,758
Contract logistics	768,714	722,664
Customs brokerage and other services	17,551,391	13,585,797
Total revenues	136,508,872	189,771,860

Costs and operating expenses:
Airfreight services	27,549,841	51,625,775
Ocean freight and ocean services	81,937,860	116,587,742
Contract logistics	312,892	390,400
Customs brokerage and other services	16,644,743	12,925,092
Salaries and related costs	3,284,382	2,751,380
Professional fees	763,304	293,867
Rent and occupancy	529,110	480,209
Selling and promotion	100,854	1,033,128
Depreciation and amortization	200,674	193,799
Other	332,947	295,120
Total costs and operating expenses	131,656,607	186,576,512

Income from operations	4,852,265	3,195,348

Other income (expenses)
Interest expense	(1,357,685)	(1,290,279)
Amortization of debt discount	-	(385,480)
Gain on forgiveness of promissory note	-	358,236
Change in fair value of derivative liabilities	618,948	-
Gain on extinguishment of convertible note	-	780,050
Total other income (expenses)	(738,737)	(537,473)

Net income before income taxes	4,113,528	2,657,875

Income tax expense	792,187	634,459

Net income	$3,321,341	$2,023,416

Net income available for common shareholders per common share
– basic	$-	$-
– diluted	$-	$-

Weighted average common shares outstanding
– basic	744,224,695	1,611,146,398
– diluted	9,688,082,324	10,106,876,513

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

For the Three Months Ended August 31, 2022

	Series A		Series B		Series C		Series D				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, June 1, 2022	130,000	$130	820,800	$821	195	$-	187	$-	687,196,478	$687,197	$292,155	$4,851,541	$5,831,844

Conversion of Preferred A to Common Stock	(9,935)	(10)	-	-	-	-	-	-	67,963,732	67,964	(67,954)	-	-

Conversion of Preferred D to Common Stock	-	-	-	-	-	-	(7)	-	43,981,560	43,981	(43,981)	-	-

Net income	-	-	-	-	-	-	-	-	-	-	-	3,321,341	3,321,341

Balance, August 31, 2022	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$8,172,882	$9,153,185

For the Three Months Ended August 31, 2021

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, June 1, 2021	130,000	$130	840,000	$840	393,742,663	$393,742	$4,906,384	$1,316,987	$6,618,084

Conversion of Preferred A to Common Stock	-	-	(19,200)	(19)	125,692,224	125,692	(125,673)	-	-

Issuance of Common Stock for the conversion of notes and accrued interest	-	-	-	-	83,811,872	83,812	66,746	-	150,558

Net income	-	-	-	-	-	-	-	2,023,416	2,023,416

Balance, August 31, 2021	130,000	$130	820,800	$821	603,246,759	$603,247	$4,847,457	$3,340,403	$8,792,058

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended August 31, 2022	For the Three Months Ended August 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,321,341	$2,023,416
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	200,674	193,799
Amortization of debt discount	-	385,480
Amortization of right of use assets	314,464	362,201
Gain on forgiveness of promissory note	-	(358,236)
Gain on extinguishment of notes payable	-	(780,050)
Change in deferred tax asset, net	24,130	(80,000)
Change in fair value of derivative liabilities	(618,948)	-
Accretion of consulting agreement	(70,668)	(70,668)
Changes in operating assets and liabilities:
Accounts receivable	10,627,221	(49,813,271)
Contract assets	2,791,145	(25,040,837)
Factoring reserve	-	7,593,665
Other prepaid expenses and other current assets	(936,269)	129,248
Deposits and other assets	(563,590)	160,000
Accounts payable	(7,365,009)	6,037,785
Accrued expenses and other current liabilities	(465,344)	4,475,138
Accrued freight	(6,184,504)	14,733,514
Contract liabilities	(468,209)	-
Operating lease liability	(305,270)	(351,830)
Net Cash Provided by (Used In) Operating Activities	301,164	(40,400,646)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(68,571)	(24,199)
Net Cash Used in Investing Activities	(68,571)	(24,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	1,000,000
Repayments of notes payable	-	(41,666)
Repayments of long-term debt due to related parties	(27,989)	(32,780)
Borrowings (repayments) line of credit, net	(1,356,195)	39,543,083
Net Cash (Used in) Provided by Financing Activities	(1,384,184)	40,468,637

Net change in cash and cash equivalents	(1,151,591)	43,792

Cash and cash equivalents - Beginning of period	1,422,393	252,615
Cash and cash equivalents - End of period	$270,802	$296,407

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$110,000	$-
Interest	$1,357,685	$601,377
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease asset and liability additions	$328,158	$223,242
Conversion of Preferred Stock Series A preferred to common	$67,954	$-
Conversion of Preferred Stock Series B preferred to common	$-	$125,692
Conversion of Preferred Stock Series D preferred to common	$43,981	$-
Issuance of Common Stock for the conversion of notes and accrued interest	$-	$150,558

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2022

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unique Logistics International, Inc. (the “Company” or “Unique”) is a global logistics and freight forwarding company. The Company currently operates via its wholly owned subsidiaries, Unique Logistics International (NYC), LLC, a Delaware limited liability company (“UL NYC”) and Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and (collectively the “UL US Entities”). The Company provides a range of international logistics services that enable its customers to outsource sections of their supply chain process. This range of services can be categorized as follows:

●	Air Freight
●	Ocean Freight
●	Customs Brokerage and Compliance
●	Warehousing and Distribution
●	Order Management

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

As of August 31, 2022, the Company reported working capital of approximately $6.5 million compared with $4.2 million working capital as of May 31, 2022. The Company’s Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) contribution to working capital was $5.1 million and cash flow from operations $0.3 million during the quarter ended August 31, 2022. The Company has adequate cash availability through the TBK Facility.

Since its inception, the Company has experienced significant business growth. To fund such growth, operating capital was initially provided by third party investors through the sale of Convertible Notes which were subsequently exchanged into convertible securities. Preferred shares are more beneficial to the Company because they do not require cash repayments. Due to the antidilution provision imbedded in the certain of the convertible securities, these provisions resulted in an embedded derivative and the Company recorded a long-term liability. As of the quarter ended August 31, 2022, and the year ended May 31, 2022, this liability was $11.8 million and $12.4 million, respectively. This liability is recorded as a long-term liability due to its future settlement in common stock on the balance sheet and is being adjusted to market on each of the subsequent reporting periods.

While we continue to execute our strategic plan, management is focused on managing cash and monitoring our liquidity position. We have implemented a number of initiatives to conserve our liquidity position including activities such as increasing credit facilities, when needed, reducing cost of debt, controlling general and administrative expenditures and improving collection processes. Many of the aspects of the plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful which could have a material adverse effect on our operating results, financial condition, and liquidity. Use of operating cash is an indicator that there could be a going concern issue, but based on our evaluation of the Company’s projected cash flows and business performance as of and subsequent to the balance sheet date, management has concluded that the Company’s current cash and cash availability under the TBK Facility as of August 31, 2022, would be sufficient to fund its planned operations for at least one year from the date these consolidated financial statements are issued.

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

The unaudited interim financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended May 31, 2022. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet on May 31, 2022 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its majority owned subsidiaries stated in U.S. dollars, the Company’s functional currency. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, convertible notes, promissory notes, all approximate fair value due to their short-term nature as of August 31, 2022 and May 31, 2022. The carrying amount of the long-term debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had Level 3 liabilities (See Derivative Liabilities note) as of August 31, 2022. On August 31, 2021, Level 3 derivative liability balances were insignificant. There were no transfers between levels during the reporting period.

Accounts Receivable

Accounts receivable from revenue transactions are based on invoiced prices which the Company expects to collect. In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company generally does not require collateral to support customer receivables. Accounts receivable - trade, as shown on the consolidated balance sheets, is net of allowances when applicable. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, net of allowance for doubtful accounts. As of August 31, 2022 and May 31, 2022, the Company recorded an allowance for doubtful accounts of approximately $2.7 million.

Concentrations

Three major customers represented approximately 23.0% of all accounts receivable as of August 31, 2022 and no single customer represented more than 10.0% of total accounts receivable. Revenue from these three major customers as a percentage of the Company’s total revenue was 20.0% for the three months ended August 31, 2022, and no single customer represented more than 10.0% of total revenue.

Three major customers represented approximately 21.0% of all accounts receivable as of May 31, 2022 and no single customer represented more than 10.0% of total accounts receivable. Same three customers accounted for 32.0% of total revenue for the three months ended August 31, 2021 with only customer A at 15.0%, and customers B and C were less than 10.0% each.

Off Balance Sheet Arrangements

On August 30, 2021, the Company terminated its agreement with an unrelated third party (the “Factor”) for factoring of specific accounts receivable. The factoring under this agreement was treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. Proceeds from the transfers reflected the face value of the account less a fee, which is presented in costs and operating expenses on the Company’s consolidated statements of operations in the period the sale occurs. Net funds received are recorded as an increase to cash and a reduction to accounts receivable outstanding in the consolidated balance sheets. The Company reported the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties, on a net basis as trade accounts receivables in cash flows from operating activities in the Company’s consolidated statements of cash flows. The net principal balance of trade accounts receivable outstanding in the books of the factor under the factoring agreement was $31.7 million as of May 31, 2021. On June 2, 2021 and on August 30, 2021, the Company repurchased all of its factored trade accounts receivables from the Factor, in the amounts of $31.6 million and $1.4 million, respectively, utilizing its TBK Facility.

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

During the three months ended August 31, 2022 and 2021, the Company factored accounts receivable invoices totaling approximately none and $4.3 million, respectively, pursuant to the Company’s factoring agreement, representing the face value of the invoices. The Company recognizes factoring costs upon disbursement of funds. The Company did not incur expenses pursuant to the agreements for the three months ended August 31, 2022. The Company incurred expenses totaling approximately $27,000 pursuant to the agreements for the three months ended August 31, 2021. The Company recognizes factoring costs upon disbursement of funds. Factoring expenses are presented in costs and operating expenses on the consolidated statements of operations.

Factoring Reserve

When an invoice is sold to Factor, the amount received from the Factor is credited to accounts receivable and a reserve is retained, less a fee, by Factor which is debited to “factoring reserve” on the condensed consolidated balance sheets. As of August 31, 2022 and May 31, 2022, the Company did not record a factoring reserve.

Factor Recovery

In certain instances, the Company receives payment for a factored reserve directly from the customer. In these cases, until the funds are paid to the factor, the Company records the payment as “factor recovery” which is in accrued expenses and other current liabilities on the consolidated balance sheets. As of August 31, 2022 and May 31, 2022, the Company did not record a factor recovery.

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

The Company has identified and recorded derivative instruments arising from an anti-dilution provision in the Company’s Series A, C and D Preferred Stock. An embedded derivative liability is representing the rights of holders of Convertible Preferred Stock Series A, C and D to receive additional common stock of the Company upon issuance of any additional common stock by the Company prior to qualified financing event as defined in the agreement. Each reporting period, the embedded derivative liability, if material, would be adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of the company’s statements of operations. During the three months ended August 31, 2022, the Company recorded a change in fair value of $618,948 in the condensed consolidated statements of operations.

	Level 1	Level 2	Level 3
Derivative liabilities as June 1, 2022	$-	$-	$12,437,994
Addition	-	-	-
Change in fair value	-	-	618,948
Derivative liabilities as August 31, 2022	$-	$-	$11,819,046

The underlying value of the anti-dilution provision is calculated from estimating the probability and value of the provision assuming a near term financing event. For the period ended May 31, 2022, the model used estimates the potential that the company completes a capital raise prior to the expiration of the anti-dilution feature and determines the value of the anti-dilution feature given these assumptions. The model required the use of certain assumptions. These assumptions include probability a raise is completed, probability certain anti-dilution features are extended, estimated raise amount, term to a raise, and an appropriate risk-free interest rate. For the period ended August 31, 2022, due to changes in the way antidilutive shares of Convertible Preferred Series A, C and D would be exchanged in the near future for common stock, and the fact that the antidilution provision of these shares was extended through March 31, 2023, the assumptions were changed to include probability of the financing event, estimated value of common stock at the exchange point and estimated time to financing event.

The key inputs into the model were as follows:

	August 31, 2022	May 31, 2022
Risk-free interest rate	3.3%	1.6%
Probability of financing event or capital raise	90.0%	53.9%
Estimated capital raise	-	$39.0 million
Estimated value of common stock	$10.0 per share	-
Estimated time to financing event	0.5 years	0.5 years

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

Contract Assets

Contract assets represent amounts for which the Company has the right to consideration for the services provided while a shipment is still in-transit but for which it has not yet completed the performance obligation and has not yet invoiced the customer. Upon completion of the performance obligations, which can vary in duration based upon the method of transport and billing the customer, these amounts become classified within accounts receivable.

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received.

Significant Changes in Contract Asset and Contract Liability Balances for the three months ended August 31, 2022:

	Contract Assets Increase (Decrease)	Contract Liabilities (Increase) Decrease

Reclassification of the beginning contract liabilities to revenue, as the result of performance obligation satisfied	$-	$468,209
Cash Received in advance and not recognized as revenue	-	-
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(24,048,346)	-
Contract assets recognized	21,257,202	-
Net Change	$(2,791,145)	$468,209

There were no changes in contract assets or liabilities as of August 31, 2021.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue from our clients (all US based) by significant geographic area for the three months ended August 31, 2022 and 2021, based on origin of shipment (imports) or destination of shipment (exports):

	For the three months Ended August 31, 2022	For the three months Ended August 31, 2021
China, Hong Kong & Taiwan	$64,058,155	$78,105,308
Southeast Asia	41,981,433	75,376,620
United States	10,399,422	7,191,202
India Sub-continent	18,796,708	20,648,314
Other	1,273,154	8,450,415
Total revenue	$136,508,872	$189,771,860

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

	For the three months Ended
	August 31, 2022	August 31, 2021
Numerator:
Net income available for common shareholders	$3,321,341	2,023,416
Effect of dilutive securities:	-	385,480

Diluted net income available for common shareholders	$3,321,341	$2,408,896

Denominator:
Weighted average common shares outstanding – basic	744,224,695	1,611,146,398

Dilutive securities:
Series A Preferred	1,233,209,295	1,316,157,000
Series B Preferred	5,373,342,576	5,373,342,576
Convertible notes	-	1,806,230,539
Series C Preferred	1,206,351,359	-
Series D Preferred	1,130,954,399	-

Weighted average common shares outstanding and assumed conversion – diluted	9,688,082,324	10,106,876,513

Basic net income available for common shareholders per common share	$0.00	$0.00

Diluted net income available for common shareholders per common share	$0.00	$0.00

Leases

The Company recognizes a right of use (“ROU”) asset and liability in the consolidated balance sheet primarily related to its operating leases of office space, warehouse space and equipment. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. All ROU assets and lease liabilities are recognized at the commencement date at the present value of lease payments over the lease term. ROU assets are adjusted for lease incentives and initial direct costs. The lease term includes renewal options exercisable at the Company’s sole discretion when the Company is reasonably certain to exercise that option. As the Company’s leases generally do not have an implicit rate, the Company uses an estimated incremental borrowing rate based on borrowing rates available to them at the commencement date to determine the present value. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from ROU assets and lease liabilities to the extent not considered fixed, and instead expenses variable payments as incurred. Lease expense is recognized on a straight-line basis over the lease term and is included in rent and occupancy expenses in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. ASU 2020-06 is effective for public business entities, other than smaller reporting companies as defined by the SEC starting January 1, 2022. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

2. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at August 31, 2022 and May 31, 2022:

	August 31, 2022	May 31, 2022

Accrued salaries and related expenses	$848,374	$625,000
Accrued sales and marketing expense	890,461	2,383,500
Accrued professional fees	1,695,259	1,350,170
Accrued income tax	1,223,417	559,544
Accrued overdraft liabilities	520,274	681,058
Other accrued expenses and current liabilities	23,030	66,887
	$5,200,815	$5,666,159

3. FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consists of :

	August 31, 2022	May 31, 2022

Revolving Credit Facility	$36,785,256	$38,141,451
Notes payable	608,333	608,333
	37,393,589	38,749,784
Less: current portion	(37,393,589)	(38,749,784)
	$-	$-

Revolving Credit Facility

On June 1, 2021, the Company entered into a Revolving Purchase, Loan and Security Agreement (the “TBK Agreement”) with TBK BANK, SSB, a Texas State Savings Bank (“TBK”), for a facility under which TBK will, from time to time, buy approved receivables from the Company. This line was subject to periodic increases and on April 14, 2022, the parties entered into a Fourth Amendment to temporarily increase the credit facility from $47.5 million to $57.5 million through October 31, 2022.

Notes Payable

On May 29, 2020, as part of the acquisition related to UL ATL the Company entered into a $1,825,000 note payable with a former shareholder. The loan bears a zero percent interest rate and has a maturity of three years, or May 29, 2023. The agreement calls for six semi-annual payments of $304,166.67, for which the first payment was due on November 29, 2020. As of August 31, 2022 and May 31, 2022, the outstanding balance due under the note was $608,333.

4. RELATED PARTY TRANSACTIONS

The Company has the following debt due to related parties:

	August 31, 2022	May 31, 2022

Due to Frangipani Trade Services (1)	$602,618	$602,618
Due to employee (2)	22,500	30,000
Due to employee (3)	46,169	66,658
	671,287	699,276
Less: current portion	(369,979)	(301,308)
	$301,308	$397,968

(1)	Due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO, is due on demand and is non-interest bearing. The principal amount of this Promissory Note bears no interest; provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to six percent (6%) per annum. The principal amount is due and payable in six payments of $150,655 the first payment due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment.

(2)	On May 29, 2020, the Company entered into a $90,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $2,500 from the date of closing.

(3)	On May 29, 2020, the Company entered into a $200,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $5,556 from the date of closing.

Consulting Agreements

Unique entered into a Consulting Services Agreement on May 29, 2020 for a term of three years with Great Eagle Freight Limited (“Great Eagle” or “GEFD”), a Hong Kong Company (the “Consulting Services Agreement”) where the Company pays $500,000 per year until the expiration of the agreement on May 28, 2023. The fair value of the services was determined to be less than the cash payments and the difference was recorded as Other Long Term Liabilities line item on the condensed consolidated balance sheets and amortized over the life of the agreement. The unamortized balances were $211,998 and $282,666 as of August 31, 2022 and May 31, 2022, respectively.

The Company utilizes financial reporting services from the firm owned and controlled by David Briones, a member of the Board of Directors. The service fees are $5,000 per month. Total fees were $15,000 for three months ended August 31, 2022 and 2021.

Accounts Receivable and Payable

Transactions with related parties account for $3.3 million and $19.7 million of accounts receivable and accounts payable as of August 31, 2022, respectively compared to $3.0 million and $15.2 million of accounts receivable and accounts payable as of May 31, 2022.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three months ended August 31, 2022, these transactions represented approximately $ 0.7 million of revenue. For the three months ended August 31, 2021, these transactions represented $0.3 million of revenue.

Direct costs are services billed to the Company by related parties for shipping activities. For the three months ended August 31, 2022, these transactions represented approximately $25.8 million of total direct costs. For the three months ended August 31, 2021, these transactions represented $29.3 million of total direct costs.

5. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 800,000,000 shares of stock, a par value of $0.001 per share.

During the three months ended August 31, 2021 noteholders converted $150,558 in convertible notes (principal and interest) into 83,811,872 shares of the Company’s common stock at a rate of $0.00179638 per share.

During the three months ended August 31, 2022, a shareholder converted 7 shares of Series D Convertible Preferred Stock into 43,981,559 shares of the Company’s common stock.

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

During the three months ended August 31, 2022, a shareholder converted 9,935 shares of Series A Convertible Preferred Stock into 67,963,732 shares of the Company’s common stock.

Series B Convertible Preferred

The holders of Series B Preferred, subject to the rights of holders of shares of the Company’s Series A Preferred Stock which shares will be pari passu with the Series B Preferred in terms of liquidation preference and dividend rights, shall be entitled to receive, at their option, immediately prior an in preference to any distribution to the holders of the Company’s common stock.

During the three months ended August 31, 2021, the Company issued 125,692,224 shares of the Company’s common stock pursuant to the non-cash conversion of 19,200 shares of Series B Convertible Preferred Stock held by Frangipani Trade Services Inc, an entity 100% owned by the Company’s Chief Executive Officer.

Series C & D Convertible Preferred

The holders of the Preferred Stock shall be entitled to receive, upon liquidation, dissolution or winding up of the Company, the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation.

6. COMMITMENTS AND CONTINGENCIES

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

The transactions contemplated by the Purchase Agreement shall be contingent upon and subject to successful Financing and shell be completed prior to December 31, 2022. If the Company is unable to obtain the Financing, the Company may provide written notice to Seller stating that the Company has been unable to obtain the Financing and notify Seller that the Company has elected to either (i) waive the condition of the Financing, in which event the Purchase Agreement will continue as if the Financing had been obtained or (ii) terminate the Purchase Agreement.

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

The components of lease expense were as follows:

	For the Three Months Ended August 31, 2022	For the Three Months Ended August 31, 2021
Operating lease	$409,354	$362,201
Interest on operating lease liabilities	59,100	52,384
Total net lease cost	$468,454	$414,585

Supplemental balance sheet information related to leases was as follows:

	August 31, 2022	May 31, 2022

Operating leases:
Operating lease ROU assets – net	$2,421,792	$2,408,098

Current operating lease liabilities, included in current liabilities	$720,096	$912,618
Noncurrent operating lease liabilities, included in long-term liabilities	1,809,283	1,593,873
Total operating lease liabilities	$2,529,379	$2,506,491

Supplemental cash flow and other information related to leases was as follows:

	For the Three Months Ended August 31, 2022	For the Three Months Ended August 31, 2021

ROU assets obtained in exchange for lease liabilities:
Operating leases	$318,607	$-
Weighted average remaining lease term (in years):
Operating leases	4.13	3.95
Weighted average discount rate:
Operating leases	7.75%	4.25%

As of August 31, 2022, future minimum lease payments under noncancelable operating leases are as follows:

Future Minimum Payments for the Twelve Months Ending August 31,
2023	$807,902
2024	628,217
2025	527,792
2026	304,759
2027	268,902
Thereafter	229,216
Total lease payments	2,766,788
Less: imputed interest	(237,409)
Total lease obligations	$2,529,379

7. INCOME TAX PROVISION

The income tax provision consists of the following:

	For the Three Months Ended August 31, 2022	For the Three Months Ended August 31, 2021
Federal
Current	$562,587	$457,000
Deferred	17,675	65,448
State and Local
Current	205,470	102,000
Deferred	6,455	10,011
Income tax expense	$792,187	$634,459

The Company has no U.S. federal net operating loss carryovers (NOLs) as of August 31 and May 31, 2022, available to offset taxable income. The Company had California State Net Operating Loss carry over of $0.3 million as of August 31 and May 31, 2022, available to offset future taxable income.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the three months ended August 31, 2022 and 2021, there was no valuation allowance necessary.

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

No interest or penalties on unpaid tax were recorded during the three months ended August 31, 2022 and no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	August 31, 2022	May 31, 2022
Allowance for doubtful accounts	$693,684	$733,139
Contract liability	217,871	230,263
Lease liability	240,926	659,460
Other	231,812	238,006
Total deferred tax assets	1,384,293	1,860,868
Valuation allowance	-	-
Deferred tax asset, net of valuation allowance	$1,384,293	$1,860,868

Deferred Tax Liabilities
Operating lease right-of-use assets	$(214,734)	$(631,173)
Goodwill and intangibles	(215,215)	(256,533)
Fixed assets	(35,726)	(30,414)
Net deferred tax asset (liability)	$918,618	$942,748

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Three Months Ended August 31, 2022	For the Three Months Ended August 31, 2021
US Federal statutory rate	21.0%	21.0%
State income tax, net of federal benefit	4.6%	7.0%
FDII deduction	(2.9)%	-
Change in valuation allowance	-	(2.0)%
Other permanent differences, net	-	(2.1)%
Income tax provision	22.7%	23.9%

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Based on this evaluation, the Company has identified no reportable subsequent events other than those disclosed elsewhere in these consolidated financial statements.

On October 4, 2022, the Company filed with the Secretary of State of the State of Nevada certificates of amendments to the Certificates of Designations, Preferences and Rights of each of its Series A, Series C and Series D Convertible Preferred Stock, amending (i) Section IV(b)(iii) of the Certificate of Designations, Preferences and Rights of its Series A Convertible Preferred Stock, (ii) Section 7(a)(ii) of the Certificate of Designations, Preferences and Rights of its Series C Convertible Preferred Stock, and (iii) Section 7(a)(ii) of the Certificate of Designations, Preferences and Rights of its Series D Convertible Preferred Stock in order to extend the Anti-dilution Termination Date to the earlier of (i) March 31, 2023 or (ii) a Qualified Financing event (as defined in the Certificates of Designations).

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgements and assumptions. We believe that the estimates, judgements and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgements and assumptions are made. These estimates, judgements and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report. The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. These risks include, by way of example and without limitation:

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

● We derive a significant portion of our total revenues and net revenues from our largest customers

● Due to our dependence on a limited number of customers, we are subject to a concentration of credit risk

● Our earnings may be affected by seasonal changes in the transportation industry

● Our business is affected by ever increasing regulations from a number of sources in the United States and in foreign locations in which we operate

● As a corporation transacting business in multiple countries, we are subject to formal or informal investigations from governmental authorities or others in the countries in which we do business

● The global economy and capital and credit markets continue to experience uncertainty and volatility

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

Overview

We are a global logistics and freight forwarding company. We operated via our wholly owned subsidiaries, Unique Logistics International (BOS) Inc, a Massachusetts corporation (“UL BOS”) and Unique Logistics International (NYC) LLC, a Delaware limited liability company (“UL NYC”).

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

Our range of services can be categorized as follows:

●	Air Freight
●	Ocean Freight
●	Customs Brokerage and Compliance
●	Warehousing and Distribution
●	Order Management

Market Trends

Demand for space by ocean freight and air freight from United States importers surged in the period June 2021 through December 2021 as retailers increased inventory in anticipation of the post covid resurgence. This surge coupled with the impact of Covid related factory lockdowns in Vietnam resulted in logistics disruptions and ultimately unprecedented congestion in United States ports and airports. Air cargo charters, including passenger aircrafts converted to cargo charter flights were heavily in demand in the second half of 2021 and pricing of all shipping methods increased to unprecedented levels. The demand for shipping started slowing down in early 2022 and price of shipping has been on a declining trend since then, notwithstanding fluctuations in fuel prices. Many United States retailers found themselves with excessive inventory by the middle of 2022 and temporary corrections resulted in a softer logistics market from May 2022 onward, with recovery expected towards the end of 2022.

Business Trends

In response to market trends, the Company increased its procurement of ocean freight and air freight capacity to meet the requirements of its customer base. The Company arranged ad hoc air cargo charter flights to the United States from Vietnam, India, Bangladesh, Singapore and Indonesia to meet customer demand for capacity. During the first quarter ended August 31, 2022, the Company scaled back on air cargo charter flights due to slowing demand and falling ocean freight prices. Many United States retailers reported over-inventory positions and shipping trends moved from “just in case” (in the post Covid recovery period a year ago) to more traditional “just in time”. Revenues declined in the current quarter, both in terms of pricing and volume. However, the Company’s strategic procurement policies resulted in increased margins and greater profitability.

Significant Development

The Company has now initiated an internal process to develop its environmental, social and corporate governance (“ESG”) framework. An external consultant has been engaged to guide the Company in its initial steps. The Board of Directors and Management are fully committed towards ensuring that the Company is on a path to the systematic adoption of policies to identify, assess and manage sustainability-related risks and opportunities in respect to all stakeholders (including but not limited to customers, suppliers and employees) and the environment.

Results of Operations

Revenue

The Company’s recorded total revenue from operations for the three months ended August 31, 2022 and 2021, in the amounts of approximately $136.5 million and $189.8 million, respectively. Revenue by product line was reported as follows:

	For the Three Months ended August 31, 2022	For the Three Months ended August 31, 2021
Revenues
Air Freight	$29,934,037	$52,162,641
Ocean Freight	88,254,730	123,300,758
Contract logistics	768,714	722,664
Customs brokerage and other services	17,551,391	13,585,797
Total revenues	$136,508,872	$189,771,860

Revenue declined by 28.1% driven by a slowdown in shipping and pricing decline in both air and sea. The Company’s strategic procurement policies ensured that despite the decline in revenue, there was growth in net revenue and profitability. The Company continues to invest in its sales and marketing strategy to increase market share, while seeking opportunities for strategic acquisitions to grow our business.

Gross Margins

Product costs were $126.4 million for the three months ended August 31, 2022, compared with $181.5 million for the three months August 31, 2021. This 30.1% decrease in cost more than offset the decrease in revenue. Based on the executed strategy during the first three months ended August 31, 2022, we were able to improve net revenue (or gross margin) to 7.4% from 4.3% same period last year. The Company’s management is committed to continue improving margins by smart procurement, providing value added services and focusing on technology.

Operating Expenses

Operating expenses remained steady at $5.2 million for three months ended August 31, 2022 from $5.0 million for three months ended August 31, 2021. Personnel costs increased primarily due to increase in the number of full-time employees. During the quarter ended August 31, 2022, the Company has improved its operational bench strength, expanded its business development function and added to its finance and accounting team. Selling and promotion expenses decreased in line with business trends and adjustment of related accruals.

Other Expenses

Other expenses comprised of interest expense, gain on forgiveness of promissory notes, amortization of debt discount and gain on extinguishment of convertible debt and change in fair value of derivative liabilities.

During the three months ended August 31, 2022, interest expense and bank fees totaled approximately $1.4 million. The Company also recorded $0.6 million gain on the mark to market of the derivative liability associated with the antidilution provision imbedded in Series A, C and D Preferred Stocks.

For the three months ended August 31, 2021, the Company recorded approximately $1.3 million interest expense and bank fees and offsetting gain on extinguishment of note payable totaling approximately $0.8 million.

Net Income After Tax

The Company reported net income of $3.3 million for the three months ended August 31, 2022, compared to a net income of $2.0 million for the ended August 31, 2021.

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

We believe that adjusted EBITDA is a performance measure and not a liquidity measure, and therefore a reconciliation between net income from continuing operations and adjusted EBITDA has been provided in the financial results. Adjusted EBITDA should not be considered as an alternative to income from operations or net income from operations as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP.

Following is the reconciliation of our consolidated net income to adjusted EBITDA:

	For the three months Ended August 31, 2022	For the three months ended August 31, 2021
Net income available to common shareholders	$3,321,341	$2,023,416

Add Back:
Income tax expense	792,187	634,459
Depreciation and amortization	200,674	193,799
Gain on forgiveness of promissory notes	-	(358,236)
Gain on extinguishment of convertible notes	-	(780,050)
Change in fair value of derivative liability	(618,948)	-
Factoring fees	-	27,000
Interest expense (including accretion of debt discount)	1,357,685	1,675,759

Adjusted EBITDA	$5,052,939	$3,416,147

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

As of August 31, 2022, the Company reported working capital of approximately $6.5 million compared with $4.2 million working capital as of May 31, 2022. The Company’s Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) contribution to working capital was $5.1 million and cash flow from operations $0.3 million during the quarter ended August 31, 2022. The Company has adequate cash availability through the TBK Facility.

Since its inception, the Company has experienced significant business growth. To fund such growth, operating capital was initially provided by third party investors through the sale of Convertible Notes which were subsequently exchanged into convertible securities. Preferred shares are more beneficial to the Company because they do not require cash repayments. Due to the antidilution provision imbedded in the certain of the convertible securities, these provisions resulted in an embedded derivative and the Company recorded a long-term liability. As of the quarter ended August 31, 2022, and the year ended May 31, 2022, this liability was $11.8 million and $12.4 million, respectively. This liability is recorded as a long-term liability due to its future settlement in common stock on the balance sheet and is being adjusted to market on each of the subsequent reporting periods.

While we continue to execute our strategic plan, management is focused on managing cash and monitoring liquidity position. We have implemented a number of initiatives to conserve our liquidity position including activities such as increasing credit facilities, reducing cost of debt, controlling general  and administrative expenditures and improving collection processes. Many of the aspects of the plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful which could have a material adverse effect on our operating results, financial condition, and liquidity. Use of operating cash is an indicator that there could be a going concern issue, but based on our evaluation of the Company’s projected cash flows and business performance subsequent to the balance sheet date, management has concluded that the Company’s current cash and cash availability under the TBK Facility as of August 31, 2022, would be sufficient to alleviate a going concern issue for at least one year from the date these consolidated financial statements are issued.

The following table summarizes total current assets, liabilities and working capital at August 31, 2022 compared to May 31, 2022:

	August 31, 2022	May 31, 2022	Change
Current Assets	$94,909,343	$108,543,031	$(13,633,688)
Current Liabilities	88,404,478	104,367,590	(15,963,112)
Working Capital	$6,504,865	$4,175,441	$2,329,424

The change in working capital is primarily attributable to a decrease in cash and cash equivalents of $1.2 million, a decrease in accounts receivable of about $10.6 million, a decrease in contract assets of $2.8 million, offset by a decrease in accounts payable - trade of about $7.4 million, a decrease of accrued freight of about $6.2 million and decrease in the borrowed amount on the line of credit by $1.4 million.

	For the Three Months ended August 31, 2022	For the Three Months Ended August 31, 2021	Change
Net cash provided by (used) in operating activities	$301,163	$(40,400,646)	$40,701,809
Net cash used in investing activities	(68,570)	(24,199)	(44,371)
Net cash provided (used in) by financing activities	(1,384,184)	40,468,637	(41,852,821)
Net (decrease) increase in cash and cash equivalent	$(1,151,591)	$43,792	$(1,195,383)

Operating activities provided cash of $0.3 million for the three months ended August 31, 2022 compared to net cash used by operations of $40.4 million for the three months ended August 31, 2021. Primary reason for cash provided for the three months ended August 31, 2022, was the collections on accounts receivables offset by reduction in Accounts Payable and Accrued Freight. Primary reason for cash used for the three months ended August 31, 2021, was a significant increase in accounts receivables, reflecting repurchase of trade receivables from a factor taking advantage of a better interest rate on Company’s new revolving credit facility.

Cash used by financing activities of $1.38 million for the three months ended August 31, 2022 primarily for repayment of $1.4 million on line of credit. During the three months ended August 31, 2021, financing activities provided cash of $40.5 million due to initial borrowing of $39.5 million from the line of credit facility in effect from June 1, 2021 used to repurchase factored trade receivables.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. ASU 2020-06 is effective for public business entities, other than smaller reporting companies as defined by the SEC starting January 1, 2022. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its condensed consolidated financial statements.

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

The Company has identified derivative instruments arising from an anti-dilution provision in the Company’s preferred stock. Each reporting period, the embedded derivative liability, if material, would be adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of the Company’s condensed consolidated statements of operations.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded as of August 31, 2022 that our disclosure controls and procedures were not effective and require remediation in order to be effective. Prior to October 2020, we were a private company with limited accounting personnel and other resources with which we address our internal control over financial reporting. In connection with the audit of our financial statements as of and for the year ended May 31, 2022, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design and maintain an effective control environment commensurate with our financial reporting requirements, including (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience. Management’s general assessment of the above processes in light of the company’s size, maturity and complexity, as to the design and effectiveness of the internal controls over financial reporting is that the key controls and procedures in each of these processes provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended August 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is currently assessing a remediation plan and intends to implement such controls and procedures. Management intends to have the controls and procedures implemented and remediated by May 31, 2023.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended August 31, 2022, that were not previously reported in a Current Report on Form 8-K except as follows:

A shareholder converted seven (7) shares of Series D Convertible Preferred Stock and 9,935 shares of Series A Convertible Preferred Stock into 43,981,559 shares and 67,963,732 shares of the Company’s common stock, respectively.

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

October 12, 2022

By:	/s/ Eli Kay
Eli Kay
Chief Financial Officer (Principal Financial Officer)

October 12, 2022

