Form 10-Q
period 2022-11-30
Unique Logistics International, Inc.
filed 2023-01-17
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2022

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

As of January 17, 2023, there were 799,141,770 shares of the registrant’s common stock outstanding.

UNIQUE LOGISTICS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2022

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2022	May 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,244,044	$1,422,393
Accounts receivable, net	51,348,532	74,746,036
Contract assets	13,804,866	30,970,581
Other prepaid expenses and current assets	2,260,969	1,404,021
Total current assets	68,658,411	108,543,031

Property and equipment, net	223,757	188,889

Long-term assets:
Goodwill	4,463,129	4,463,129
Intangible assets, net	6,984,131	7,337,704
Operating lease right-of-use assets, net	10,579,787	2,408,098
Deferred tax asset, net	987,648	942,748
Deposits	1,596,926	1,028,336
Total long-term assets	24,611,621	16,180,015
Total assets	$93,493,789	$124,911,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,955,523	$49,028,862
Accrued expenses and other current liabilities	4,898,633	5,666,159
Accrued freight	1,195,946	9,240,650
Contract Liabilities	-	468,209
Revolving credit facility	20,691,815	38,141,451
Current portion of notes payable, net of discount	304,167	608,333
Current portion of long-term debt due to related parties	349,631	301,308
Current portion of operating lease liability	1,796,663	912,618
Total current liabilities	60,192,378	104,367,590

Long-term liabilities	141,330	282,666
Long-term-debt due to related parties, net of current portion	150,655	397,968
Derivative liabilities	11,693,338	12,437,994
Operating lease liability, net of current portion	8,891,206	1,593,873
Total long-term liabilities	20,876,529	14,712,501

Total liabilities	81,068,907	119,080,091

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 120,065 and 130,000, issued and outstanding as of November 30, 2022 and May 31, 2022, respectively. Liquidation preference $120 on November 30, 2022.	120	130
Series B Convertible Preferred stock, $0.001 par value; 820,800 shares issued and outstanding as of November 30, 2022 and May 31, 2022. Liquidation preference $821 on November 30, 2022.	821	821
Series C Convertible Preferred stock, $0.001 par value; 195 shares, issued and outstanding as of November 30, 2022 and May 31, 2022	-	-
Series D Convertible Preferred stock, $0.001 par value; 180 and 187, issued and outstanding as of November 30, 2022 and May 31, 2022, respectively.	-	-
Common stock $0.001 par value; 800,000,000 shares authorized. 799,141,770 and 687,196,478 common shares issued and outstanding as of November 30, 2022 and May 31, 2022, respectively	799,142	687,197

Additional paid-in capital	180,220	292,155
Retained earnings	11,444,579	4,851,541
Total Stockholders’ Equity	12,424,882	5,831,844
Total Liabilities and Stockholders’ Equity	$93,493,789	$124,911,935

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	For the Three Months Ended November 30, 2022	For the Three Months Ended November 30, 2021	For the Six Months Ended November 30, 2022	For the Six Months Ended November 30, 2021
Revenues:
Airfreight services	$21,581,667	$275,070,204	$51,515,704	$327,232,845
Ocean freight and ocean services	47,930,347	115,421,970	136,185,077	238,722,728
Contract logistics	975,711	1,211,056	1,744,425	1,933,720
Customs brokerage and other services	18,349,508	13,727,459	35,900,899	27,313,256
Total revenues	88,837,233	405,430,689	225,346,105	595,202,549

Costs and operating expenses:
Airfreight services	19,950,949	269,019,226	47,500,790	320,645,001
Ocean freight and ocean services	41,145,915	107,173,955	123,083,775	223,761,697
Contract logistics	318,089	679,426	630,981	1,069,826
Customs brokerage and other services	16,731,183	12,393,603	33,375,926	25,318,695
Salaries and related costs	3,675,597	2,817,938	6,959,979	5,569,318
Professional fees	411,421	184,459	1,174,725	478,326
Rent and occupancy	613,572	489,770	1,142,682	969,979
Selling and promotion	461,578	2,659,490	562,432	3,692,618
Depreciation and amortization	201,966	194,875	402,640	388,672
Other	336,814	1,154,945	669,761	1,423,067
Total costs and operating expenses	83,847,084	396,767,687	215,503,691	583,317,199

Income from operations	4,990,149	8,663,002	9,842,414	11,858,350

Other income (expenses)
Interest expense	(972,300)	(1,881,201)	(2,329,985)	(3,198,480)
Amortization of debt discount	-	(391,035)	-	(776,515)
Gain on forgiveness of promissory note	-	-	-	358,236
Change in fair value of derivative liabilities	125,708	-	744,656	-
Gain on extinguishment of convertible note	-	-	-	780,050
Total other income (expenses)	(846,592)	(2,272,236)	(1,585,329)	(2,836,709)

Net income before income taxes	4,143,557	6,390,766	8,257,085	9,048,641

Income tax expense	871,860	1,902,541	1,664,047	2,537,000

Net income	$3,271,697	$4,488,225	$6,593,038	$6,511,641

Net income available for common shareholders per common share
– basic	$-	$-	$0.01	$-
– diluted	$-	$-	$-	$-

Weighted average common shares outstanding
– basic	799,141,770	1,764,049,961	771,683,232	1,687,489,133
– diluted	9,677,967,424	10,899,465,407	9,650,508,886	10,822,904,579

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended November 30, 2022

	Series A		Series B		Series C		Series D				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid In	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, June 1, 2022	130,000	$130	820,800	$821	195	$-	187	$-	687,196,478	$687,197	$292,155	$4,851,541	$5,831,844

Conversion of Preferred A to Common Stock	(9,935)	$(10)	-	$-	-	$-	-	$-	67,963,732	$67,964	$(67,954)	-	-

Conversion of Preferred D to Common Stock		-		-		-	(7)	-	43,981,560	$43,981	$(43,981)	-	$-

Net income												$3,321,341	$3,321,341

Balance, August 31, 2022	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$8,172,882	$9,153,185

Net income		-		-		-		-		-	-	$3,271,697	$3,271,697

Balance, November 30, 2022	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$11,444,579	$12,424,882

For the Three and Six Months Ended November 30, 2021

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, June 1, 2021	130,000	$130	840,000	$840	393,742,663	$393,743	$4,906,384	$1,316,987	$6,618,084

Conversion of Preferred B to Common Stock	-	-	(19,200)	(19)	125,692,224	125,692	(125,673)	-	-

Issuance of Common Stock for the conversion of notes and accrued interest	-	-	-	-	83,811,872	83,812	66,746	-	150,558

Net income	-	-	-	-	-	-	-	2,023,416	2,023,416

Balance, August 31, 2021	130,000	$130	820,800	$821	603,246,759	$603,247	$4,847,457	$3,340,403	$8,792,058

Issuance of Common Stock for the conversion of notes and accrued interest	-	-	-	-	52,534,319	52,534	41,838	-	94,372

Net income	-	-	-	-	-	-	-	4,488,225	4,488,225

Balance, November 30, 2021	130,000	$130	820,800	$821	655,781,078	$655,782	$4,889,295	$7,828,628	$13,374,656

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended November 30, 2022	For the Six Months Ended November 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,593,038	$6,511,641
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	402,640	388,672
Amortization of debt discount	-	776,515
Amortization of right of use assets	719,517	710,140
Gain on forgiveness of promissory note	-	(358,236)
Gain on extinguishment of notes payable	-	(780,050)
Change in deferred tax asset, net	(44,900)	(304,000)
Change in fair value of derivative liabilities	(744,656)	-
Bad debt expense	-	850,000
Accretion of consulting agreement	(141,336)	(141,336)
Changes in operating assets and liabilities:
Accounts receivable	23,397,504	(123,057,802)
Contract assets	17,165,715	(26,580,945)
Factoring reserve	-	7,593,665
Other prepaid expenses and other current assets	(856,948)	(219,321)
Deposits and other assets	(568,590)	(20,000)
Accounts payable	(18,073,339)	36,893,108
Accrued expenses and other current liabilities	(767,526)	8,764,328
Accrued freight	(8,044,704)	38,934,277
Contract liabilities	(468,209)	20,331,879
Operating lease liability	(709,828)	(699,094)
Net Cash Provided by (Used In) Operating Activities	17,858,377	(30,406,559)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(83,934)	(43,727)
Net Cash Used in Investing Activities	(83,934)	(43,727)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	2,000,000
Repayments of notes payable	(304,166)	(579,165)
Repayments of long-term debt due to related parties	(198,990)	(215,656)
Borrowings (repayments) line of credit, net	(17,449,636)	29,833,248
Net Cash (Used in) Provided by Financing Activities	(17,952,792)	31,038,427

Net change in cash and cash equivalents	(178,349)	588,141

Cash and cash equivalents - Beginning of period	1,422,393	252,615
Cash and cash equivalents - End of period	$1,244,044	$840,756

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,415,758	$422,836
Interest	$2,184,260	$601,377
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease asset and liability additions	$8,891,206	$-
Conversion of Preferred Stock Series A preferred to common	$67,954	$-
Conversion of Preferred Stock Series B preferred to common	$-	$125,673
Conversion of Preferred Stock Series D preferred to common	$43,981	$-
Issuance of Common Stock for the conversion of notes and accrued interest	$-	$193,306

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2022

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

As of November 30, 2022, the Company reported working capital of approximately $8.5 million compared with $4.2 million working capital as of May 31, 2022. The Company has adequate cash availability through the TBK Facility.

Since its inception, the Company has experienced significant business growth. To fund such growth, operating capital was initially provided by third party investors through the sale of Convertible Notes which were subsequently exchanged into convertible securities. Preferred shares are more beneficial to the Company because they do not require cash repayments. Due to the antidilution provision embedded in certain of the convertible securities, these provisions resulted in an embedded derivative and the Company recorded a long-term liability. As of the quarter ended November 30, 2022, and the year ended May 31, 2022, this liability was $11.7 million and $12.4 million, respectively. This liability is recorded as a long-term liability due to its future settlement in common stock on the balance sheet and is being adjusted to market on each of the subsequent reporting periods.

To fund the pending acquisitions, as discussed in Note 6: Commitments and Contingencies, on December 18, 2022, the Company has entered into a commitment from a lender for a senior secured financing facility that will provide the necessary debt capital to execute the acquisitions.

While we continue to execute our strategic plan, management is focused on managing cash and monitoring our liquidity position. We have implemented a number of initiatives to conserve our liquidity position including activities such as increasing credit facilities, when needed, reducing cost of debt, controlling general and administrative expenditures and improving collection processes. Many of the aspects of the plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful which could have a material adverse effect on our operating results, financial condition, and liquidity. Use of operating cash is an indicator that there could be a going concern issue, but based on our evaluation of the Company’s projected cash flows and business performance as of and subsequent to the balance sheet date, management has concluded that the Company’s current cash and cash availability under the TBK Facility as of November 30, 2022, would be sufficient to fund its planned operations for at least one year from the date these consolidated financial statements are issued.

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, convertible notes, promissory notes, all approximate fair value due to their short-term nature as of November 30, 2022 and May 31, 2022. The carrying amount of the long-term debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had Level 3 liabilities (See Derivative liabilities note) as of November 30, 2022. On November 30, 2021, Level 3 derivative liability balances were insignificant. There were no transfers between levels during the reporting period.

Accounts Receivable

Accounts receivable from revenue transactions are based on invoiced prices which the Company expects to collect. In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company generally does not require collateral to support customer receivables. Accounts receivable, as shown on the consolidated balance sheets, is net of allowances when applicable. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, net of allowance for doubtful accounts. As of November 30, 2022 and May 31, 2022, the Company recorded an allowance for doubtful accounts of approximately $2.7 million.

Concentrations

Three major customers represented approximately 21.0% of all accounts receivable as of November 30, 2022 and no single customer represented more than 10.0% of total accounts receivable. Revenue from these three major customers as a percentage of the Company’s total revenue was 20.0% and 21.0% for the three and six months ended November 30, 2022, respectively, and no single customer represented more than 10.0% of total revenue.

Three major customers represented approximately 21.0% of all accounts receivable as of May 31, 2022 and no single customer represented more than 10.0% of total accounts receivable. Same three customers accounted for 72.0% and 56% of total revenue for the three and six months ended November 30, 2021 with only customer A at 54% and 40% respectively, and customers B and C were less than 10.0% each for the three and six months ended November 30, 2021.

Derivative Liability

On December 10, 2021, the Company entered into an amended securities exchange agreement with the holders of convertible notes to exchange all Convertible Notes of the Company into shares of the Convertible Preferred Stock Series C and D.

Similar to the existing Convertible Preferred Stock Series A, these preferred stocks featured anti-dilution provision that expire on a specified date. Management has determined the anti-dilution provision embedded in preferred stock Series A, C and D is required to be accounted for separately from the preferred stock as a derivative liability and recorded at fair value. Separation of the anti-dilution option as a derivative liability is required because its economic characteristics are considered more akin to an equity instrument and therefore the anti-dilution option is not considered to be clearly and closely related to the economic characteristics of the preferred stock.

The Company has identified and recorded derivative instruments arising from an anti-dilution provision in the Company’s Series A, C and D Preferred Stock. An embedded derivative liability is representing the rights of holders of Convertible Preferred Stock Series A, C and D to receive additional common stock of the Company upon issuance of any additional common stock by the Company prior to qualified financing event as defined in the agreement. Each reporting period, the embedded derivative liability, if material, would be adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of the company’s statements of operations. During the three months ended November 30, 2022, the Company recorded a change in fair value of $0.7 million in the condensed consolidated statements of operations.

	Level 1	Level 2	Level 3
Derivative liabilities as June 1, 2022	$-	$-	$12,437,994
Addition	-	-	-
Change in fair value	-	-	744,656
Derivative liabilities as November 30, 2022	$-	$-	$11,693,338

The underlying value of the anti-dilution provision is calculated from estimating the probability and value of the provision assuming a near term financing event. For the period ended May 31, 2022, the model used estimates the potential that the company completes a capital raise prior to the expiration of the anti-dilution feature and determines the value of the anti-dilution feature given these assumptions. The model required the use of certain assumptions. These assumptions include probability a raise is completed, probability certain anti-dilution features are extended, estimated raise amount, term to a raise, and an appropriate risk-free interest rate. For the period ended November 30, 2022, due to changes in the way antidilutive shares of Convertible Preferred Series A, C and D would be exchanged in the near future for common stock, and the fact that the antidilution provision of these shares was extended through March 31, 2023, the assumptions were changed to include probability of the financing event, estimated value of common stock at the exchange point and estimated time to financing event.

The key inputs into the model were as follows:

	November 30, 2022	May 31, 2022
Risk-free interest rate	4.4%	1.6%
Probability of financing event or capital raise	90.0%	50%
Estimated capital raise	-	$39.0 million
Estimated value of common stock	$10.00 per share	-
Estimated time to financing event	0.25 years	0.5 years

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

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received.

Significant Changes in Contract Asset and Contract Liability Balances for the six months ended November 30, 2022:

	Contract Assets Increase (Decrease)	Contract Liabilities (Increase) Decrease

Reclassification of the beginning contract liabilities to revenue, as the result of performance obligation satisfied	$-	$468,209
Cash Received in advance and not recognized as revenue	-	-
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(38,422,917)	-
Contract assets recognized	21,257,202	-
Net Change	$(17,165,715)	$468,209

There were no changes in contract assets or liabilities as of November 30, 2021.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue from our clients (for the most part US based) by significant geographic area for the three and six months ended November 30, 2022 and 2021, based on origin of shipment (imports) or destination of shipment (exports):

	For the Three Months Ended November 30, 2022	For the Three Months Ended November 30, 2021
China, Hong Kong & Taiwan	$42,491,614	$125,312,137
Southeast Asia	21,132,687	164,883,397
United States	11,277,753	16,212,165
India Sub-continent	10,519,966	78,801,261
Other	3,415,213	20,221,729
Total revenue	$88,837,233	$405,430,689

	For the Six Months Ended	For the Six Months Ended
	November 30, 2022	November 30, 2021
China, Hong Kong & Taiwan	$106,549,769	$203,417,446
Southeast Asia	63,114,120	240,260,018
United States	21,677,175	23,204,268
India Sub-continent	29,316,674	99,449,575
Other	4,688,367	28,871,242
Total revenue	$225,346,105	$595,202,549

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

	For the Three Months Ended
	November 30, 2022	November 30, 2021
Numerator:
Net income attributable to common stockholders	$3,271,697	$4,488,225
Effect of dilutive securities:		391,035

Diluted net income	$3,271,697	$4,879,260

Denominator:
Weighted average common shares outstanding – basic	799,141,770	1,764,049,961

Dilutive securities:
Series A Preferred	1,168,177,320	1,316,157,000
Series B Preferred	5,373,342,576	5,499,034,800
Series C Preferred	1,206,351,359	-
Series D Preferred	1,130,954,399	-
Convertible notes	-	2,320,223,646
Warrants	-	-

Weighted average common shares outstanding and assumed conversion – diluted	9,677,967,424	10,899,465,407

Basic net income per common share	$0.00	$0.00

Diluted net income per common share	$0.00	$0.00

	For the Six Months Ended
	November 30, 2022	November 30, 2021
Numerator:
Net income attributable to common stockholders	$6,593,038	$6,511,641
Effect of dilutive securities:	-	776,515

Diluted net income	$6,593,038	$7,288,156

Denominator:
Weighted average common shares outstanding – basic	771,683,232	1,687,489,133

Dilutive securities:
Series A Preferred	1,168,177,320	1,316,157,000
Series B Preferred	5,373,342,576	5,499,034,800
Series C Preferred	1,206,351,359	-
Series D Preferred	1,130,954,399	-
Convertible notes	-	2,320,223,646
Warrants	-	-

Weighted average common shares outstanding and assumed conversion – diluted	9,650,508,886	10,822,904,579

Basic net income per common share	$0.01	$0.00

Diluted net income per common share	$0.00	$0.00

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation.

2. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following on November 30, 2022, and May 31, 2022:

	November 30, 2022	May 31, 2022

Accrued salaries and related expenses	$926,245	$625,000
Accrued sales and marketing expense	1,052,455	2,383,500
Accrued professional fees	1,900,000	1,350,170
Accrued income tax	856,890	559,544
Accrued overdraft liabilities	160,376	681,058
Other accrued expenses and current liabilities	2,667	66,887
	$4,898,633	$5,666,159

3. FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consists of :

	November 30, 2022	May 31, 2022

Revolving Credit Facility	$20,691,815	$38,141,451
Notes payable	304,167	608,333
	$20,995,982	$38,749,784

Revolving Credit Facility

On June 1, 2021, the Company entered a Revolving Purchase, Loan and Security Agreement (the “TBK Agreement”) with TBK BANK, SSB, a Texas State Savings Bank (“TBK”), for a facility under which TBK will, from time to time, buy approved receivables from the Company. This line was subject to periodic increases and on April 14, 2022, the parties entered into a Fourth Amendment to temporarily increase the credit facility availability from $47.5 million to $57.5 million through October 31, 2022. The line of credit facility returned to $47.5 million as of November 30, 2022 and is scheduled to mature on May 31, 2023.

Notes Payable

On May 29, 2020, as part of the acquisition of UL ATL the Company entered into a $1,825,000 note payable with a former shareholder. The loan bears a zero percent interest rate and has a maturity of three years, or May 29, 2023. The agreement calls for six semi-annual payments of $304,167, for which the first payment was due on November 29, 2020.

4. RELATED PARTY TRANSACTIONS

The Company has the following debt due to related parties:

	November 30, 2022	May 31, 2022

Due to Frangipani Trade Services (1)	$451,964	$602,618
Due to employee (2)	15,000	30,000
Due to employee (3)	33,322	66,658
	500,286	699,276
Less: current portion	(349,631)	(301,308)
	$150,655	$397,968

(1)	Due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO, is due on demand and is non-interest bearing. The principal amount of this Promissory Note bears no interest; provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to six percent (6%) per annum. The principal amount is due and payable in six payments of $150,655 the first payment was due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment.
(2)	On May 29, 2020, the Company entered into a $90,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $2,500 from the date of closing.
(3)	On May 29, 2020, the Company entered into a $200,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $5,556 from the date of closing.

Consulting Agreements

Unique entered into a Consulting Services Agreement on May 29, 2020, for a term of three years with Great Eagle Freight Limited (“Great Eagle” or “GEFD”), a Hong Kong Company (the “Consulting Services Agreement”) where the Company pays $500,000 per year until the expiration of the agreement on May 28, 2023. The fair value of the services was determined to be less than the cash payments and the difference was recorded as Other Long Term Liabilities line item on the condensed consolidated balance sheets and amortized over the life of the agreement. The unamortized balances were $141,330 and $282,666 as of November 30, 2022, and May 31, 2022, respectively.

Accounts Receivable and Payable

Transactions with related parties account for $1.1 million and $13.1 million of accounts receivable and accounts payable as of November 30, 2022, respectively compared to $3.0 million and $15.2 million of accounts receivable and accounts payable as of May 31, 2022.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three months ended November 30, 2022 and 2021 these transactions represented approximately $ 1.2 million and $0.3 million, respectively. For the six months ended November 30, 2022 and 2021, these transactions represented $1.9 million and $0.8 million, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the three months ended November 30, 2022 and 2021 these transactions represented approximately $13.1 million and $29.3 million. For the six months ended November 30, 2022 and 2021, these transactions represented $39.0 million and $101.2 million, respectively.

5. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 800,000,000 shares of stock, a par value of $0.001 per share.

During the three months ended November 30, 2022 there was no common stock issuances.

Preferred Shares

The Company authorized to issue 5,000,000 shares of preferred stock, $0.001 par value per share.

Series A Convertible Preferred

The holders of Series A Preferred. subject to the rights of holders of shares of the Company’s Series B Preferred which shares will be pari passu with Series B Preferred in terms of liquidation preference and dividend rights and are subject to an anti-dilution provision, making the holders subject to an adjustment necessary to maintain their agreed upon fully diluted ownership percentage.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the stockholders of record of shares of Series A Preferred shall be entitled to receive, at their option, immediately prior and in preference to any distribution to the holders of the Company’s common stock, $0.001 par value per share and other junior securities, a liquidation preference equal to the Stated Value per share.

During the six months ended November 30, 2022, a shareholder converted 9,935 shares of Series A Convertible Preferred Stock into 67,963,732 shares of the Company’s common stock.

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

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the stockholders of record of shares of Series B Preferred shall be entitled to receive, at their option, immediately prior and in preference to any distribution to the holders of the Company’s common stock, $0.001 par value per share and other junior securities, a liquidation preference equal to the stated value per share.

Series C & D Convertible Preferred

The holders of the Preferred Stock shall be entitled to receive, upon liquidation, dissolution or winding up of the Company, the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation.

During the six months ended November 30, 2022, a shareholder converted 7 shares of Series D Convertible Preferred Stock into 43,981,560 shares of the Company’s common stock. During the six months ended November 30, 2021 there were no conversions of Series C and D Preferred Shares.

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

The transactions contemplated by the Purchase Agreement shall be contingent upon and subject to successful Financing and shell be completed prior to February 15, 2023. If the Company is unable to obtain the Financing, the Company may provide written notice to Seller stating that the Company has been unable to obtain the Financing and notify Seller that the Company has elected to either (i) waive the condition of the Financing, in which event the Purchase Agreement will continue as if the Financing had been obtained or (ii) terminate the Purchase Agreement.

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

The components of lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	November 30, 2022	November 30, 2021
Operating lease	$328,217	$430,483
Interest on lease liabilities	101,413	34,948
Total net lease cost	$429,630	$465,431

	For the Six Months Ended	For the Six Months Ended
	November 30, 2022	November 30, 2021
Operating lease	$815,034	$792,684
Interest on lease liabilities	160,513	87,332
Total net lease cost	$975,547	$880,016

Supplemental balance sheet information related to leases was as follows:

	November 30, 2022	May 31, 2022

Operating leases:
Operating lease ROU assets – net	$10,579,787	$2,408,098

Current operating lease liabilities, included in current liabilities	1,796,663	912,618
Noncurrent operating lease liabilities, included in long-term liabilities	8,891,206	1,593,873
Total operating lease liabilities	$10,687,869	$2,506,491

The operating lease right of use asset and corresponding lease liabilities were significantly impacted during the six month ended November 30, 2022, by a renewal of a warehouse lease located in in Santa Fe Springs, CA with a term of 5 years and the addition of new office warehouse lease in Lawrence, NY and an office in Garden City, NY with terms of 5 years and 3 years, respectively. The discount rate used to account for new leases was approximately 10.0%. The Company assessed the renewal options as a part of the adoption of ASC 842, if the renewal options were determined to be reasonably assured/certain at inception they would be appropriately captured within the future minimum lease payment schedule within the footnote of the Company’s financial statement and included in the ROU Asset and ROU liability upon transition.

Supplemental cash flow and other information related to leases was as follows:

	For Three Months	For Three Months
	Ended	Ended
	November 30, 2022	November 30, 2021

ROU assets obtained in exchange for lease liabilities:
Operating leases	$8,533,906	$-
Weighted average remaining lease term (in years):
Operating leases	4.0	3.9
Weighted average discount rate:
Operating leases	9.0%	4.3%

	For Six Months	For Six Months
	Ended	Ended
	November 30, 2022	November 30, 2021

ROU assets obtained in exchange for lease liabilities:
Operating leases	$8,817,803	$-
Weighted average remaining lease term (in years):
Operating leases	4.9	3.9
Weighted average discount rate:
Operating leases	9.0%	4.3%

As of November 30, 2022, future minimum lease payments under noncancelable operating leases are as follows:

For the Twelve Months Ending November 30,
2023	$2,679,795
2024	2,724,369
2025	2,663,290
2026	2,527,983
2027	2,575,994
Thereafter	180,789
Total lease payments	13,348,739
Less: imputed interest	(2,664,351)
Total lease obligations	$10,687,869

7. INCOME TAX PROVISION

The income tax provision consists of the following:

	For the Three Month Ended November 30, 2022	For the Three Month Ended November 30, 2021
Federal provision (benefit)
Current	$767,010	$1,931,000
Deferred	(70,634)	(325,027)
State and Local provision (benefit)
Current	198,010	351,000
Deferred	(22,526)	(54,432)
Total provision	$871,860	$1,902,541

	For the Six Month Ended November 30, 2022	For the Six Month ended November 30, 2021
Federal provision (benefit)
Current	$1,329,597	$2,388,000
Deferred	(52,959)	(259,579)
State and Local provision (benefit)
Current	403,480	453,000
Deferred	(16,071)	(44,421)
Total provision	$1,664,047	$2,537,000

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the three or six months ended November 30, 2022 and 2021, there was no valuation allowance necessary.

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

No interest or penalties on unpaid tax were recorded during the three months ended November 30, 2022 and no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	November 30, 2022	May 31, 2022
Allowance for doubtful accounts	$693,684	$733,139
Consulting contract liability	217,871	230,263
Lease liability	2,502,494	659,460
Other	427,519	238,006
Total deferred tax assets	3,841,567	1,860,868
Valuation allowance	-	-
Deferred tax asset, net of valuation allowance	$3,841,567	$1,860,868

Deferred Tax Liabilities
Operating lease right-of-use assets	$(2,496,850)	$(631,173)
Goodwill and intangibles	(321,344)	(256,533)
Fixed assets	(35,726)	(30,414)
Net deferred tax asset (liability)	$987,648	$942,748

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Six Months Ended November 30, 2022	For the Six Months Ended November 30, 2021
US Federal statutory rate	21.0%	21.0%
State income tax, net of federal benefit	3.5%	4.0%
FDII deduction	(4.0)%	(3.0)%
Other permanent differences, net	(0.5)%	6.0%
Income tax provision	20.0%	28.0%

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Based on this evaluation, the Company has identified no reportable subsequent events other than those disclosed elsewhere in these consolidated financial statements.

On December 18, 2022, the Company entered into an Agreement and Plan of Merger by and among Edify Acquisition Corp., a Delaware corporation (“Edify”), Edify Merger Sub, Inc., a Nevada corporation, and a wholly owned subsidiary of Edify (“Merger Sub”), a Special Purpose Acquisition Corp., and the Company. The Merger Agreement and the transactions contemplated thereby (the “Transactions”) were approved by the board of directors of each of the Company, Edify, and Merger Sub. The proposed Merger is expected to be consummated after receipt of the required approvals from the stockholders of Edify and the Company and the satisfaction of certain conditions.

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

Market and Business Trends

The current fiscal year 2023 that commenced June 1, 2022 can be considered the Company’s first fiscal year in the post Covid period. The impact of Covid in the previous two fiscal years resulted in an initial drop in shipping volumes and then the post Covid surge in shipping volumes including all related logistics challenges.

As we report the current quarter and six months ended November 30, 2022, it is pertinent to compare our business base and the emerging trends with the equivalent periods from 2019 before Covid impacted the logistics industry. The equivalent period in 2019 was prior to the acquisitions in May 2020 and the comparisons are based on the aggregation of the three operating companies prior to the acquisition in May 2020. The Company’s 25 largest customers based on revenue during the period ended November 30, 2022, include 12 customers that were added after the acquisition in May 2020. In addition, the Company still retains 23 of the customers that were in the top 25 in 2019. Thus, the Company, today, has a significantly expanded customer base besides substantially retaining virtually all its legacy customers.

In terms of volume, the Company’s top 25 customers, today, ship more containers (94%) and more air freight weight (15%) compared with the top 25 customers in 2019. An identifiable trend in the market in the current period, versus 2019, is a significant shift in shipping from air to ocean. The Company expects air freight volumes to increase in the course of 2023.

Overall, the Company is well positioned to grow its business in the post Covid era as it continues to build its customer base, increases profitability, and makes strategic plans for organic growth and through the targeted acquisitions. We are expanding our sales organization, locking in procurement strategies and receiving positive feedback from our existing customers regarding their future shipping needs.

Results of Operations for the Three Months ended November 30, 2022, and 2021

Revenue

For the three months ended November 30, 2022 and 2021, the Company’s reported revenue by product line as follows:

	For the Three Months Ended November 30, 2022	For the Three Months Ended November 30, 2021	$ change	% change

Revenues
Air Freight	$21,581,667	$275,070,204	(253,488,537)	(92)%
Ocean Freight	47,930,347	115,421,970	(67,491,623)	(58)%
Contract logistics	975,711	1,211,056	(235,345)	(19)%
Customs brokerage and other services	18,349,508	13,727,459	4,622,049	34%
Total revenues	$88,837,233	$405,430,689	(316,593,456)	(78)%

Total revenue declined by 78% driven by a slowdown in shipping and pricing decline in both air and sea. Air freight revenue declined 92% compared with the same period last year due to 85% lower shipped volume and 40% lower sell rates. Ocean freight revenue declined 58% compared with the same period last year due to 46% lower shipped volume and 23% lower sell rates. The Company continues to invest in its sales and marketing strategy to increase market share, while seeking opportunities for strategic acquisitions to grow our business.

Product costs and Operating Expenses

Product costs and operating expenses in total were $83.8 million for the three months ended November 30, 2022, compared with $396.8 million for the three months ended November 30, 2021. Reduction of 79% in the total product costs and operating expenses was primarily attributable to reduction in shipping volumes in our air and ocean product divisions. Air freight cost was lower by 93% and Ocean freight was lower by 63% when compared with the same period last year. Further reduction in operating expenses was due to reduction in sales commissions by 83% which was partially offset by 30% increases in salaries and benefits due to higher professional staff count and 123% increase in professional fees related to pending acquisitions.

Other Income (Expenses)

Other expenses comprised of interest expense, gain on forgiveness of promissory notes, amortization of debt discount and gain on extinguishment of convertible debt and change in fair value of derivative liabilities.

During the three months ended November 30, 2022 and 2021, interest expense and bank fees totaled approximately $0.9 million and $1.9 million, respectively. This reduction is primarily due to reduced amount of borrowing on the operating line of credit due to lower shipping volume and decline in buy rates. During the same period, the Company also recorded approximately $0.1 million gain in fair value of derivative liabilities associated with the antidilution provision imbedded in Series A, C and D Preferred Stocks. None was recorded during the three-month ended November 30, 2021.

Net Income

Net income was approximately $3.3 million for the three months ended November 30, 2022, compared to a net income of approximately $4.5 million for the three months ended November 30, 2021.

Results of Operations for the Six Months ended November 30, 2022, and 2021

Revenue

For the six months ended November 30, 2022 and 2021 the Company reported revenue by product line as follows:

	For the Six Months Ended November 30, 2022	For the Six Months Ended November 30, 2021	$ change	% change

Revenues
Air Freight	$51,515,704	$327,232,845	(275,717,141)	(84)%
Ocean Freight	136,185,077	238,722,728	(102,537,651)	(43)%
Contract logistics	1,744,425	1,933,720	(189,295)	(10)%
Customs brokerage and other services	35,900,899	27,313,256	8,587,643	31%
Total revenues	$225,346,105	$595,202,549	(369,856,444)	(62)%

Total revenue declined by 62% driven by a slowdown in shipping and pricing decline in both air and sea. Air freight revenue declined 84% compared with the same period last year due to 79% lower shipped volume and 11% lower sell rates. Ocean freight revenue declined 43% compared with the same period last year due to 47% lower shipped volume with approximately unchanged sell rates. The Company continues to invest in its sales and marketing strategy to increase market share, while seeking opportunities for strategic acquisitions to grow our business.

Costs and Operating Expenses

Product costs and operating expenses were $215.5 million for the Six months ended November 30, 2022, compared with $583.3 million for the Six months ended November 30, 2021. Reduction of 63% in the total product costs and operating expenses was primarily attributable to reduction in shipping volumes in our air and ocean product divisions. Air freight cost was lower by 85% and Ocean freight was lower by 45% when compared with the same period last year. Further reduction in operating expenses was due to reduction in sales commissions by 85% which was partially offset by 25% increases in salaries and benefits due to higher professional staff count and 146% increase in professional fees related to pending acquisitions.

Other Income (Expense)

Other expenses comprised of interest expense, gain on forgiveness of promissory notes, amortization of debt discount and gain on extinguishment of convertible debt and change in fair value of derivative liabilities.

During the six months ended November 30, 2022 and 2021, interest expense and bank fees totaled approximately $2.3 million and $3.2 million, respectively. This reduction is primarily due to reduced amount of borrowing on the operating line of credit due to lower shipping volume and decline in buy rates during the period ended November 30, 2022. During the same period, the Company also recorded approximately $0.7 million gain in fair value of derivative liabilities associated with the antidilution provision imbedded in Series A, C and D Preferred Stocks.

For the period ended November 30, 2021, there was no adjustments recorded in the value of a derivative liability, and the Company recorded approximately $0.8 million amortization of debt discount related to the convertible notes outstanding at that time and approximately $0.8 million gain on extinguishment of debt related to the same notes. In addition, during the six months ended November 30, 2021, the Company was granted forgiveness of the Paycheck Protection Program loans under the CARES Act, (the “PPP Loan”) and recorded a gain on forgiveness of approximately $358,000.

Net Income

Net income was approximately $6.6 million for the six months ended November 30, 2022, compared to a net income of approximately $6.5 million for the six months ended November 30, 2021.

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

Following is the reconciliation of our consolidated net income to adjusted EBITDA:

	For the Three Months Ended November 30, 2022	For the Three Months ended November 30, 2021
Net income available to common shareholders	$3,271,697	$4,488,225

Add Back:
Income tax expense	871,860	1,902,541
Depreciation and amortization	201,966	194,875
Change in fair value of derivative liability	(125,708)	-
Interest expense (including accretion of debt discount)	972,300	2,272,236

Adjusted EBITDA	$5,192,115	$8,857,877

	For the Six Months Ended November 30, 2022	For the Six Months Ended November 30, 2021
Net income available to common shareholders	$6,593,038	$6,511,641

Add Back:
Income tax expense	1,664,047	2,537,000
Depreciation and amortization	402,640	388,672
Gain on forgiveness of promissory notes	-	(358,236)
Gain on extinguishment of convertible notes	-	(780,050)
Change in fair value of derivative liability	(744,656)	-
Interest expense (including accretion of debt discount)	2,329,985	3,974,995

Adjusted EBITDA	$10,245,054	$12,274,022

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

As of November 30, 2022, the Company reported working capital of approximately $8.5 million compared with $4.2 million working capital as of May 31, 2022. The Company’s Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) contribution to working capital was $5.2 million and $10.2 million during the three and six months ended November 30, 2022. The Company has adequate cash availability through the TBK Facility.

Since its inception, the Company has experienced significant business growth. To fund such growth, operating capital was initially provided by third party investors through the sale of Convertible Notes which were subsequently exchanged into convertible securities. Preferred shares are more beneficial to the Company because they do not require cash repayments. Due to the antidilution provision imbedded in the certain of the convertible securities, these provisions resulted in an embedded derivative and the Company recorded a long-term liability. As of the quarter ended November 30, 2022, and the year ended May 31, 2022, this liability was $11.7 million and $12.4 million, respectively. This liability is recorded as a long-term liability due to its future settlement in common stock on the balance sheet and is being adjusted to market on each of the subsequent reporting periods.

To fund the pending acquisitions, as discussed in Note 6: Commitments and Contingencies, on December 18, 2022, the Company has entered into a commitment from a lender for a senior secured financing facility that will provide the necessary debt capital to execute the acquisitions.

While we continue to execute our strategic plan, management is focused on managing cash and monitoring our liquidity position. We have implemented a number of initiatives to conserve our liquidity position including activities such as increasing credit facilities, when needed, reducing cost of debt, controlling general and administrative expenditures and improving collection processes. Many of the aspects of the plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful which could have a material adverse effect on our operating results, financial condition, and liquidity. Use of operating cash is an indicator that there could be a going concern issue, but based on our evaluation of the Company’s projected cash flows and business performance as of and subsequent to the balance sheet date, management has concluded that the Company’s current cash and cash availability under the TBK Facility as of November 30, 2022, would be sufficient to fund its planned operations for at least one year from the date these consolidated financial statements are issued.

The following table summarizes total current assets, liabilities and working capital on November 30, 2022, compared to May 31, 2022:

	November 30, 2022	May 31, 2022	Change
Current Assets	$68,658,411	$108,543,031	$(39,884,620)
Current Liabilities	60,192,378	104,367,590	(44,175,212)
Working Capital (Deficit)	$8,466,033	$4,175,441	$4,290,592

The change in working capital is primarily attributable a decrease in accounts receivable of about $23.4 million, a decrease in contract assets of $17.2 million offset by an increase in ROU assets $8.9 million, offset by a decrease in accounts payable of about $18.1 million, a decrease of accrued freight of about $8.0 million and decrease in the borrowed amount on the line of credit by $17.4 million offset by a lease liability of $8.9 incurred due to signing of new leases

The cash generated and used by the Company was as follows:

	For the Six Months Ended, November 30, 2022	For the Six Months Ended, November 30, 2021	Change
Net cash provided by (used in) by operating activities	$17,858,377	$(30,406,559)	$48,264,936
Net cash used in investing activities	(83,934)	(43,727)	(40,207)
Net cash provided by (used in) financing activities	(17,952,792)	31,038,427	(48,991,219)
Net increase in cash and cash equivalents	$(178,349)	$588,141	$(766,490)

Operating activities provided cash of $17.9 million for the six months ended November 30, 2022, compared to net cash used by operations of $30.4 million for the six months ended November 30, 2021. Primary reason for cash provided during the six months ended November 30, 2022, was the collections on accounts receivables offset by reduction in Accounts Payable and Accrued Freight. Primary reason for cash used for the six months ended November 30, 2022, was a significant increase in accounts receivables, reflecting repurchase of trade receivables from a factor taking advantage of a better interest rate on Company’s new revolving credit facility.

Cash used by financing activities of $18 million for the six months ended November 30, 2022, primarily for repayment of $17.4 million to the line of credit. During for the six months ended November 30, 2021, financing activities provided cash of $31.0 million due to initial borrowing of $29.8 million from the line of credit facility in effect from June 1, 2021, used to repurchase factored trade receivables.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than it carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, we estimate fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Our significant accounting policies are summarized in Note 1 of our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources and formal documentation of procedures and controls. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness by adding additional resources and completing the formal documentation process of our controls and procedures.

Disclosure controls and procedures are designed to ensure that the information that is required to be disclosed by us in our Exchange Act report is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended November, 30, 2022, we actively addressed and remediated a number of previously identified material weaknesses in internal controls over financial reporting, we significantly improved our accounting processes, documentation, introduced accounting policies and procedures, upgraded our accounting personnel and provided our employees with necessary tools and resources, but because we have not completed a full risk assessment of the internal controls over financial reporting at the activity level, including extensive process documentation and testing, we are not able to conclude that our internal controls over financial reporting are operating effectively and efficiently at this time. The Company anticipates fully remediating its material weaknesses by the end of its May 31, 2024 fiscal year end.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended November 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on October 4, 2022	8-K	3.1	10/07/22
3.2	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on October 4, 2022	8-K	3.2	10/07/22
3.3	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on October 4, 2022	8-K	3.3	10/07/22
10.1	Stock Purchase Agreement, dated April 28, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2022).	8-K	10.1	09/19/22
10.2	Share Sale and Purchase Agreement (Unique Logistics International (India) Private Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.2	09/19/22
10.3	Share Sale and Purchase Agreement (ULI (North & East China) Company Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.3	09/19/22
10.4	Share Sale and Purchase Agreement (Unique Logistics International Co., Ltd.), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.4	09/19/22
10.5	Share Sale and Purchase Agreement (TGF Unique Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.5	09/19/22
10.6	Share Sale and Purchase Agreement (Unique Logistics International (H.K.) Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.6	09/19/22
10.7	Share Sale and Purchase Agreement (Unique Logistics International (Vietnam) Co., Ltd.), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.7	09/19/22
10.8	Share Sale and Purchase Agreement (Unique Logistics International (ULI (South China)) Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.8	09/19/22
10.9	Share Sale and Purchase Agreement (Unique Logistics International (Unique Logistics International (South China) Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.9	09/19/22
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer (Principal Executive Officer)

January 17, 2023

By:	/s/ Eli Kay
Eli Kay
Chief Financial Officer (Principal Financial Officer)

January 17, 2023

