Form 10-Q
period 2023-02-28
Unique Logistics International, Inc.
filed 2023-04-20
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2023

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

As of April 19, 2023, there were 799,141,770 shares of the registrant’s common stock outstanding.

UNIQUE LOGISTICS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2023

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2023	May 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,402,666	$1,422,393
Accounts receivable, net	40,438,290	74,746,036
Contract assets	3,859,562	30,970,581
Other current assets and prepaids	3,769,572	1,404,021
Total current assets	62,470,090	108,543,031

Property and equipment, net	1,691,248	188,889

Other long-term assets:
Goodwill	8,449,454	4,463,129
Identifiable intangible assets, net	13,322,344	7,337,704
Equity-method investments	10,861,111	-
Operating lease right-of-use assets, net	10,931,331	2,408,098
Deferred tax asset, net	1,193,610	942,748
Other noncurrent assets	2,021,926	1,028,336
Total other long-term assets	46,779,776	16,180,015
Total assets	$110,941,114	$124,911,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,462,662	$49,028,862
Accrued expenses and current liabilities	10,178,857	5,666,159
Accrued freight	8,056,941	9,240,650
Contract Liabilities	358,365	468,209
Revolving credit facility	9,882,529	38,141,451
Current portion of notes payable	17,804,500	608,333
Current portion of noncurrent debt due to related parties	325,478	301,308
Current portion of operating lease liability	2,422,306	912,618
Other current liabilities	5,710,057	-
Total current liabilities	72,201,695	104,367,590
Noncurrent liabilities:
Noncurrent portion of notes payable	1,500,000	-
Noncurrent debt due to related parties, net of current portion	150,655	397,968
Derivative liabilities	11,628,383	12,437,994
Operating lease liability, net of current portion	8,813,569	1,593,873
Other noncurrent liabilities	-	282,666
Total noncurrent liabilities	22,092,607	14,712,501

Total liabilities	94,294,302	119,080,091

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 120,065 and 130,000, issued and outstanding as of February 28, 2023, and May 31, 2022, respectively. Liquidation preference $120 on February 28, 2023	120	130
Series B Convertible Preferred stock, $0.001 par value; 820,800 shares issued and outstanding as of February 28, 2023, and May 31, 2022, respectively. Liquidation preference $821 on February 28, 2023	821	821
Series C Convertible Preferred stock, $0.001 par value; 195 shares, issued and outstanding as of February 28, 2023, and May 31, 2022, respectively. Liquidation preference $18.5 million on February 28, 2023	-	-
Series D Convertible Preferred stock, $0.001 par value; 180 and 187, issued and outstanding as of February 28, 2023, and May 31, 2022, respectively. Liquidation preference $17.3 million on February 28, 2023	-	-

Common stock $0.001 par value; 800,000,000 shares authorized, 799,141,770 and 687,196,478 common shares issued and outstanding as of February 28, 2023, and May 31, 2022, respectively.	799,143	687,197

Additional paid-in capital	180,220	292,155
Retained earnings	12,107,752	4,851,541
Total Stockholders’ equity attributable to registrant	13,088,055	5,831,844
Equity attributable to noncontrolling interests	3,558,757	-
Total Stockholder’s Equity	16,646,812	5,831,844
Total Liabilities and Stockholders’ Equity	$110,941,114	$124,911,935

See notes accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	For the Three Months Ended February 28, 2023	For the Three Months Ended February 28, 2022	For the Nine Months Ended February 28, 2023	For the Nine Months Ended February 28, 2022
Revenues:
Airfreight services	$13,206,112	127,787,167	$64,721,816	$455,020,012
Ocean freight and ocean services	23,106,949	104,379,472	159,292,026	343,102,200
Contract logistics	755,034	725,932	2,499,459	2,659,652
Customs brokerage and other services	12,559,407	17,543,324	48,460,306	44,856,580
Total revenues	49,627,502	250,435,895	274,973,607	845,638,444

Costs and operating expenses:
Airfreight services	11,964,314	127,220,095	59,465,104	447,865,096
Ocean freight and ocean services	19,722,259	99,620,036	142,806,034	323,381,733
Contract logistics	215,245	459,492	846,226	1,529,318
Customs brokerage and other services	11,397,398	16,011,938	44,773,324	41,330,633
Salaries and related costs	3,076,221	2,551,481	10,036,200	8,120,799
Professional fees	39,082	190,765	1,213,807	669,091
Rent and occupancy	883,681	508,621	2,026,363	1,478,600
Selling and promotion	1,471,236	899,097	2,033,668	4,591,715
Depreciation and amortization	203,390	196,347	606,030	585,019
Other	323,747	524,933	993,508	1,975,000
Total costs and operating expenses	49,296,573	248,182,805	264,800,264	831,527,004

Income from operations	330,929	2,253,090	10,173,343	14,111,440

Other income (expenses)
Interest expense	(546,791)	(1,395,396)	(2,876,776)	(4,566,876)
Amortization of debt discount	-	-	-	(776,515)
Loss on extinguishment of convertible notes payable	-	(1,344,087)	-	(564,037)
Gain on forgiveness of promissory note	-	-	-	358,236
Change in fair value of derivative liabilities	64,955	(4,275,986)	809,611	(4,275,986)
Other Income	-	60,000	-	60,000

Total other income (expenses)	(481,836)	(6,955,469)	(2,067,165)	(9,765,178)

Net income (loss) before income taxes	(150,907)	(4,702,379)	8,106,178	4,346,262

Income tax (credit) expense	(814,080)	228,207	849,967	2,765,207

Net income (loss)	663,173	(4,930,586)	7,256,211	1,581,055

Deemed Dividend	-	(4,565,725)	-	(4,565,725)
Net income (loss) available to common shareholders	$663,173	$(9,496,311)	$7,256,211	$(2,984,670)
Net income per common share
– basic	$-	$(0.01)	$0.01	$(0.01)
– diluted	$-	$(0.01)	$-	$(0.01)

Weighted average common shares outstanding
– basic	799,141,770	655,781,078	780,768,778	582,680,746
– diluted	9,677,967,424	655,781,078	9,659,594,432	582,680,746

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

For the Three and Nine Months Ended February 28, 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Retained	Total Stockholders’ equity attributable	Non- Controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	earning	to registrant	Interest(1)	Equity
Balance, May 31 2022	130,000	$130	820,800	$821	195	$-	187	$-	687,196,478	$687,197	$292,155	$4,851,541	$5,831,844	$-	$5,831,844

Conversion of Preferred A to Common Stock	(9,935)	(10)	-	-	-	-	-	-	67,963,732	67,964	(67,954)	-	-	-	-

Conversion of Preferred D to Common Stock	-	-	-	-	-	-	(7)	-	43,981,560	43,981	(43,981)	-	-	-	-

Net income	-	-	-	-	-	-	-	-	-	-	-	3,321,341	3,321,341	-	3,321,341

Balance, August 31, 2022	120,065	120	820,800	821	195	-	180	-	799,141,770	799,142	180,220	8,172,882	9,153,185	-	9,153,185

Net income	-	-	-	-	-	-	-	-	-	-	-	3,271,697	3,271,697	-	3,271,697

Balance, November 30, 2022	120,065	120	820,800	821	195	-	180	-	799,141,770	799,142	180,220	11,444,579	12,424,882	-	12,424,882

Recognition of non-controlling interest upon acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	3,558,757	3,558,757

Net income	-	-	-	-	-	-	-	-	-	-	-	663,173	663,173	-	663,173

Balance, February 28, 2023	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$12,107,752	$13,088,055	$3,558,757	$16,646,812

(1)	The net income(loss) attributable to the non-controlling interest for the period from the date of acquisition of February 21, 2023 to February 28, 2023 was not material.

See notes to accompanying condensed consolidated financial statements.

For the Three and Nine Months Ended February 28, 2022

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, June 1, 2021	130,000	$130	840,000	$840	-	$-	-	-	393,742,663	$393,743	$4,906,384	$1,316,987	$6,618,084

Conversion of Preferred B to Common Stock	-	-	(19,200)	(19)	-	-	-	-	125,692,224	125,692	(125,673)	-	-

Issuance of Common Stock for the conversion of notes and accrued interest	-	-	-	-	-	-	-	-	83,811,872	83,812	66,746	-	150,558

Net income	-	-	-	-	-	-	-	-	-	-	-	2,023,416	2,023,416

Balance, August 31, 2021	130,000	$130	820,800	$821	-	$-	-	$-	603,246,759	$603,247	$4,847,457	$3,340,403	$8,792,058

Issuance of Common Stock for the conversion of notes and accrued interest	-	-	-	-	-	-	-	-	52,534,319	52,534	41,838	-	94,372

Net income	-	-	-	-	-	-	-	-	-	-	-	4,488,225	4,488,225

Balance, November 30, 2021	130,000	$130	820,800	$821	-	-	-	-	655,781,078	$655,782	$4,889,295	$7,828,628	$13,374,656
Conversion of debt to preferred C and D					195	-	192	-	-	-	-	-	-

Deemed dividend	-	-	-	-	-	-	-	-	-	-	(4,565,725)	-	(4,565,725)

Net income	-	-	-	-	-				-			(4,930,586)	(4,930,586)
Balance, February 28, 2022	130,000	$130	820,800	$821	195	$-	192	$-	655,781,078	$655,782	323,570	2,898,042	3,878,345

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended February 28, 2023	For the Nine Months Ended February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,256,211	$1,581,055
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	606,030	585,019
Amortization of debt discount	-	776,515
Amortization of right of use assets	1,269,299	1,103,649
Change in fair value of derivative liability	(809,611)	4,275,986
Bad debt expense	-	850,000
Gain on forgiveness of note payable	-	(358,236)
Loss on extinguishment of convertible notes payable	-	564,037
Change in deferred tax asset	(261,118)	99,000
Accretion of consulting agreement	(282,666)	(212,004)
Changes in operating assets and liabilities:
Accounts receivable	58,562,998	(82,890,241)
Contract assets	27,111,019	(12,706,657)
Factoring reserve	-	7,593,665
Other prepaid expenses and current assets	(2,716,596)	256,716
Deposits and other assets	(1,533,533)	(20,000)
Accounts payable	(44,314,785)	18,807,393
Accrued expenses and other current liabilities	(9,511,815)	2,962,457
Accrued freight	(1,183,709)	5,397,339
Contract liabilities	(109,844)	10,403,335
Operating lease liability	(1,049,118)	(1,098,769)
Net Cash Provided by (Used in) Operating Activities	33,032,762	(42,029,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(94,900)	(54,474)
Acquisitions of businesses, net of cash acquired	8,828,309	-
Net Cash Used in Investing Activities	8,733,409	(54,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit facility, net	(28,258,922)	43,888,787
Proceeds from notes payable	-	2,000,000
Repayments of notes payable	(303,833)	(2,821,664)
Repayments of debt due to related parties	(223,143)	(239,924)
Net Cash (Used in) Provided by Financing Activities	(28,785,898)	42,827,199

Net change in cash and cash equivalents	12,980,273	742,984

Cash and cash equivalents - Beginning of Period	1,422,393	252,615
Cash and cash equivalents - End of Period	$14,402,666	$995,598
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,932,100	$2,375,900
Interest	$2,571,748	$4,072,366
Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities	$8,897,639	$1,098,769
Non-cash consideration paid in business acquisition (Note 2)	$25,250,000	$-
Conversion of Series B Preferred to Common Stock	$-	$125,673
Issuance of common stock for the conversion of principal net of accrued interest capitalized to principal to Notes Payable	$-	$244,931
Reduction of debt due to exchange of convertible Notes for Preferred Stock Series C&D	$-	$3,861,162

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2023

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unique Logistics International, Inc. and its subsidiaries (the “Company” or “Unique”) is a global logistics and freight forwarding company. The Company provides a range of international logistics services that enable its customers to outsource sections of their supply chain process. This range of services can be categorized as follows:

●	Air Freight
●	Ocean Freight
●	Customs Brokerage and Compliance
●	Warehousing and Distribution
●	Order Management

Basis of Presentation

These condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include all accounts of the Company and its subsidiaries stated in U.S. dollars, the Company’s functional currency. For subsidiaries operating outside the U.S., the financial information will be accounted for on a one-month lag. Substantially all unremitted earnings of international subsidiaries are free of legal and contractual restrictions.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its majority owned subsidiaries stated in U.S. dollars, the Company’s functional currency. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

Acquisitions

These condensed consolidated financial statements include the operations of acquired businesses from the date of the acquisitions. The decision of whether to consolidate an entity for financial reporting purposes requires consideration of majority voting interests, as well as effective economic or other control over the entity.

We account for acquired businesses that we control using the acquisition method of accounting, which requires, among other things, that most assets acquired, and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill.

Contingent consideration in a business combination is included as part of the contingent liability and is recognized at fair value as of the acquisition date. Fair value is generally estimated by using a probability-weighted discounted cash flow approach. Any liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. These changes in fair value are recognized in earnings.

For equity-method investments in share capital of the subsidiaries where share interest acquired is less than 50%, but we have significant influence over the financial and operating policies of the investee, we use the equity method of accounting. Under the equity-method, we record our share of the investee’s income and expenses in income from operation and any share of the earnings and loss would be recorded against investment reduced by cash dividends received. The initial excess of the cost of the investment over our share of the underlying equity in the net assets of the investee as of the acquisition date is allocated to the identifiable assets and liabilities of the investee, with any remaining excess amount allocated to goodwill. Such investments are initially recorded at cost, which is the fair value of consideration paid and typically does not include contingent consideration. For equity-method investments, an impairment charge is recorded only if and when a decline in fair value is determined to be other-than-temporary.

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

Foreign Currency Translation

For most of our international operations conducted by the subsidiaries operating outside the U.S, local currencies have been determined to be functional currencies. We translate functional currency assets and liabilities to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date and income and expense amounts at average exchange rates for the period. The U.S. dollar affects that arise from changing translation rates are recorded in Other comprehensive income/(loss). The effects of converting non-functional currency monetary assets and liabilities into the functional currency are recorded in Other (income)/deductions.

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

As of February 28, 2023, the Company reported negative working capital of $9.7 million compared to positive working capital of $4.2 million as of May 31, 2022. This change is mainly due to the completion of the ULHL Entities Acquisition on February 21, 2023. At the time of the acquisition, the Company paid $3.5 million in cash and assumed further $23.8 million as current liabilities and $1.5 million in noncurrent liabilities by either issuing promissory notes to the seller or by recognizing contingent liabilities at fair value on its balance sheet as of February 28, 2023. The amount of $3.8 million of the purchase price was recorded as goodwill, $6.5 million was recorded as intangibles and $10.9 million of the purchase price was recorded as equity method investments. All these assets were classified as noncurrent assets while most of the liabilities associated with the acquisition were recorded as current liabilities, resulting in a temporary negative impact on working capital.

The Company intends to either timely pay off the $23.8 million in current liabilities associated with the acquisition with cash generated by its operations, cash accumulated in the acquired ULHL Entities or by refinancing a portion of the current liabilities with non-current debt, which will have a positive effect on the working capital. As of the date of filing this form, the Company paid off $10.0 million of the promissory notes, ahead of scheduled maturity. See Note 9, Subsequent Events

As previously reported, on December 18, 2022, the Company entered into an Agreement and Plan of Merger with Edify Acquisition Corp. and Edify Merger Sub, Inc. that, subject to various conditions, included a commitment from a lender for a senior secured financing facility in the maximum aggregate principal amount of $35.0 million. In this regard, on March 10, 2023, the Company entered into a financing agreement and related fee letter as borrower with certain of its subsidiaries party thereto as guarantors, the lenders party thereto, CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent and administrative agent, that provides for an initial senior secured term loan in a principal amount of $4,210,526.32 and a delayed draw term loan facility in an aggregate principal amount of up to $14,789,473.68. This debt will be classified as a noncurrent liability, which will have a positive effect on the working capital. The Company intends to use some of the proceeds of these term loans to pay off approximately $9.0 million of the promissory notes and, after the closing of the business combination transaction with Edify Acquisition Corp. and to pay any deferred expenses relating to that transaction. See Note 9, Subsequent Events.

In addition, the Company maintains its operating line of credit with TBK Bank, SSB, under which TBK Bank will, from time to time, buy approved receivables from the Company, which has a credit limit up to $47.5 million (the “TBK Facility”). The TBK Facility matures on May 31, 2023, and we expect that TBK Bank will renew the TBK Facility prior to its expiration, which will provide the Company with the cash required to support its ongoing operations in addition to cash generated by operating activities.

While we continue to execute our strategic plan, growing the Company and its customer base, management is focused on managing cash and monitoring our liquidity position. We have implemented several initiatives to conserve our liquidity position, including activities such as increasing credit facilities, when needed, reducing the cost of debt by obtaining more favorable financing, controlling general and administrative expenditures and improving our collection processes. Many of the aspects of the liquidity plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful, which could have a material adverse effect on our operating results, financial condition, and liquidity. Negative operating capital may be an indicator that there could be a going concern issue, but based on our evaluation of the Company’s projected cash flows and business performance as of and subsequent to February 28, 2023, management has concluded that the Company’s current cash and cash availability under the TBK Facility as of February 28, 2023, would be sufficient to fund its planned operations for at least one year from the date the consolidated financial statements were issued.

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, convertible notes, promissory notes, all approximate fair value due to their short-term nature as of February 28, 2023, and May 31, 2022. The carrying amount of the long-term debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had Level 3 liabilities (See Derivative liabilities note) as of February 28, 2023 and May 31, 2022. There were no transfers between levels during the reporting period.

Accounts Receivable

Accounts receivable from revenue transactions are based on invoiced prices which the Company expects to collect. In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company generally does not require collateral to support customer receivables. Accounts receivable, as shown on the consolidated balance sheets, is net of allowances when applicable. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The maximum accounting loss from the credit risk associated with accounts receivable is the amount receivable recorded, net of allowance for doubtful accounts. As of February 28, 2023, and May 31, 2022 the Company recorded an allowance for doubtful accounts of approximately $1.7 million and $2.7 million, respectively.

Concentrations

As of February 28, 2023, three major customers represented approximately 13.0% of all accounts receivable and no single customer represented more than 10.0% of total accounts receivable. Revenue from these customers in the aggregate as a percentage of the Company’s total revenue was 18.0% and 20.0% for the three and nine months ended February 28, 2023, respectively, and no single customer represented more than 10.0% of total revenue.

As of May 31, 2022, three major customers represented approximately 21.0% of all accounts receivable and no single customer represented more than 10.0% of total accounts receivable. Revenue from these customers in the aggregate as a percentage of the Company’s total revenue was approximately 50.0% and 52.0% for three months ended February 28, 2022, and nine months ended February 28, 2022, respectively with only one customer A at 39.0% and 38.0% respectively, and customers B and C were less than 10.0% each.

Derivative Liability

On December 10, 2021, the Company entered into an amended securities exchange agreement with the holders of convertible notes to exchange all Convertible Notes of the Company into shares of the Convertible Preferred Stock Series C and D.

Similar to the Convertible Preferred Stock Series A, these preferred stocks featured anti-dilution provision that expire on a specified date. Management has determined the anti-dilution provision embedded in preferred stock Series A, C and D is required to be accounted for separately from the preferred stock as a derivative liability and recorded at fair value. Separation of the anti-dilution option as a derivative liability is required because its economic characteristics are considered more akin to an equity instrument and therefore the anti-dilution option is not considered to be clearly and closely related to the economic characteristics of the preferred stock.

The Company has identified and recorded derivative instruments arising from an anti-dilution provision in the Company’s Series A, C and D Preferred Stock. An embedded derivative liability is representing the rights of holders of Convertible Preferred Stock Series A, C and D to receive additional common stock of the Company upon issuance of any additional common stock by the Company prior to qualified financing event as defined in the agreement. Each reporting period, the embedded derivative liability, if material, would be adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of the company’s statements of operations. During the nine months ended February 28, 2023, the Company recorded a change in fair value of $809,611 in the condensed consolidated statements of operations.

	Level 1	Level 2	Level 3
Derivative liabilities as May 31, 2022	$-	$-	$12,437,994
Addition	-	-	-
Change in fair value	-	-	(809,611)
Derivative liabilities as February 28, 2023	$-	$-	$11,628,383

The underlying value of the anti-dilution provision is calculated from estimating the probability and value of the provision assuming a near term financing event. For the period ended May 31, 2022, the model used estimates the potential that the company completes a capital raise prior to the expiration of the anti-dilution feature and determines the value of the anti-dilution feature given these assumptions. The model required the use of certain assumptions. These assumptions include the probability of a raise is completed, probability certain anti-dilution features are extended, estimated raise amount, term to a raise, and an appropriate risk-free interest rate. For the period ended February 28, 2023, due to changes in the way antidilutive shares of Convertible Preferred Series A, C and D would be exchanged in the near future for common stock, and the fact that the antidilution provision of these shares was extended through December 31, 2023, the assumptions were changed to include probability of the financing event, estimated value of common stock at the exchange point and estimated time to financing event.

The key inputs into the model were as follows:

	February 28, 2023	May 31, 2022
Risk-free interest rate	5.0%	1.60%
Probability of financing event or capital raise	90%	50%
Estimated capital raise	-	39.0 million
Estimated value of common stock	$10.00 per share	-
Estimated time to financing event	0.25 years	0.5 years

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

Freight income from the provision of air, ocean, and land freight forwarding services are recognized over time based on a relative transit time basis through the sail or departure from origin port. The Company is the principal in these transactions and recognizes revenue on a gross basis.

ii.	Freight income - import sales

Freight income from the provision of air, ocean, and land freight forwarding services are recognized over time based on a relative transit time basis through the delivery to the customer’s designated location. The Company is the principal in these transactions and recognizes revenue on a gross basis.

iii.	Customs brokerage and other service income

Customs brokerage and other service income from the provision of other services are recognized at the point in time the performance obligation is met.

The Company’s business practices require, for accurate and meaningful disclosure, that it recognizes revenue over time. The “over time” policy is the period from point of origin to arrival of the shipment at the Port of entry (or in the case when the customer requires delivery to a designated point, the arrival at that delivery point). This overtime policy requires the Company to make significant judgements to recognize revenue over the estimated duration of time from port of origin to arrival at port of entry. The point in the process when the Company meets its obligation in the port of entry and the subsequent transfer of the goods to the customer is when the customer has the obligation to pay, has taken physical possession, has legal title, risk and awards (ownership) and has accepted the goods. The Company has elected to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of the end of the period as the Company’s contracts with its customers have an expected duration of one year or less.

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

Contract Assets

Contract assets represent amounts for which the Company has the right to consider for the services provided while a shipment is still in-transit but for which it has not yet completed the performance obligation and has not yet invoiced the customer. Upon completion of the performance obligations, which can vary in duration based upon the method of transport and billing the customer, these amounts become classified within accounts receivable.

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received.

Significant Changes in Contract Asset and Contract Liability Balances for the nine months ended February 28,2023:

	Contract	Contract
	Assets	Liabilities
	Increase	(Increase)
	(Decrease)	Decrease
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligation satisfied	$-	$468,209
Cash Received in advance and not recognized as revenue	-	(358,365)
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(39,978,761)	-
Contract assets recognized, net reclassification to receivables	12,867,742	-
Net Change	$(27,111,019)	$109,844

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue from our clients by significant geographic area for the three and six months ended February 28, 2023, and 2022, based on origin of shipment (imports) or destination of shipment (exports):

	For the Three	For the Three
	Months Ended	Months Ended
	February 28, 2023	February 28, 2022
China, Hong Kong & Taiwan	$17,427,833	$82,006,657
Southeast Asia	9,335,793	121,340,162
United States	8,022,489	5,049,985
India Sub-continent	8,602,665	34,943,595
Other	6,238,722	7,095,496
Total revenue	$49,627,502	$250,435,895

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 28, 2023	February 28, 2022
China, Hong Kong & Taiwan	$123,977,602	$285,424,103
Southeast Asia	72,449,913	361,600,180
United States	29,699,664	28,254,253
India Sub-continent	37,919,338	134,393,170
Other	10,927,090	35,966,738
Total revenue	$274,973,607	$845,638,444

Segment Reporting

Based on the guidance provided by ASC Topic 280, Segment Reporting, management has determined that the Company currently operates in one primary geographical segment, the US where most of the customers are and consists of a single reporting unit given the similarities in economic characteristics between its operations and the common nature of its products, services, and customers.

Earnings per Share

The Company adopted ASC 260, Earnings per share, guidance from inception. Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding, including warrants exercisable for less than a penny, (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the consolidated statements of operations) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share.

	For the Three Months Ended
	February 28, 2023	February 28, 2022
Numerator:
Net income (loss) attributable to common stockholders	$663,173	$(9,496,311)
Effect of dilutive securities:	-	-

Diluted net income (loss)	$663,173	$(9,496,311)

Denominator:
Weighted average common shares outstanding – basic	799,141,770	655,781,078

Dilutive securities:
Series A Preferred	1,168,177,320	-
Series B Preferred	5,373,342,576	-
Series C Preferred	1,206,351,359	-
Series D Preferred	1,130,954,399	-

Weighted average common shares outstanding and assumed conversion – diluted	9,677,967,424	655,781,078

Basic net income per common share	$0.00	$(0.01)

Diluted net income per common share	$0.00	$(0.01)

	For the Nine Months Ended
	February 28, 2023	February 28, 2022
Numerator:
Net income (loss) attributable to common stockholders	$7,256,211	$(2,984,670)
Effect of dilutive securities:	-	-

Diluted net income (loss)	$7,256,211	$(2,984,670)

Denominator:
Weighted average common shares outstanding – basic	780,768,778	582,680,746

Dilutive securities:
Series A Preferred	1,168,177,320	-
Series B Preferred	5,373,342,576	-
Series C Preferred	1,206,351,359	-
Series D Preferred	1,130,954,399	-

Weighted average common shares outstanding and assumed conversion – diluted	9,659,594,432	582,680,746

Basic net income per common share	$0.01	$(0.01)

Diluted net income per common share	$0.00	$(0.01)

Leases

The Company recognizes a right of use (“ROU”) asset and liability in the consolidated balance sheet primarily related to its operating leases of office space, warehouse space and equipment. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. All ROU assets and lease liabilities are recognized at the commencement date at the present value of lease payments over the lease term. ROU assets are adjusted for lease incentives and initial direct costs. The lease term includes renewal options exercised at the Company’s sole discretion when the Company is reasonably certain to exercise that option. As the Company’s leases generally do not have an implicit rate, the Company uses an estimated incremental borrowing rate based on borrowing rates available to them at the commencement date to determine the present value. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from ROU assets and lease liabilities to the extent not considered fixed, and instead expenses variable payments as incurred. Lease expense is recognized on a straight-line basis over the lease term and is included in rent and occupancy expenses in the consolidated statements of operations.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation.

2.	ACQUISITIONS AND EQUITY METHOD INVESTMENTS

On February 21, 2023, the Company completed the acquisition via a stock purchase agreement (“SPA”) signed on April 28, 2022, and applicable amendments by and between the Company and Unique Logistics Holdings Limited, a Hong Kong corporation (the “ULHL”), whereby the Company acquired all ULHL’s share capital in eight (8) of ULHL’s operating subsidiaries as follows:

Name of acquired operating subsidiary	Purchased Percentage	Designation
Unique Logistics International (H.K.) Limited	100%	Consolidated subsidiary
Unique Logistics International (Vietnam) Co., Ltd.	65%	Consolidated subsidiary
ULI (South China) Limited	70%	Consolidated subsidiary
Unique Logistics International (South China) Limited	70%	Consolidated subsidiary
Unique Logistics International (India) Private Ltd.	65%	Consolidated subsidiary
ULI (North & East China) Company Limited	50%	Equity-method investment
Unique Logistics International Co., Ltd	50%	Equity-method investment
TGF Unique Limited	49.99%	Equity-method investment

Purchase Price

The total fair value of the consideration transferred was $28.8 million ($15.5 million, net of cash acquired).

	Maturity Date	Description	Fair Value	Interest rate

Cash at closing			$3,500,000

Promissory Notes	3/7/2023	Note 1 to ULHL	4,500,000	15.0%
	4/7/2023	Note 2 to ULHL	5,000,000	15.0%
	6/30/2023	Note 3 to ULHL	5,000,000	15.0%
	2/21/2025	Note 4 to ULHL	1,000,000	-
	2/21/2025	Note 5 to FTS	500,000	-
	6/30/2023	Note 6 to ULHL	2,000,000	-
	6/30/2023	Note 7 to ULHL	1,000,000	-
			19,000,000
Contingent considerations
	6/30/2023	Note 8 to ULHL	2,500,000	15.0%
	2/21/2024	Note 9 to ULHL	2,000,000	-
	2/21/2024	Earnout payment (estimated)	1,750,000	-
			6,250,000

Purchase Price			$28,750,000

Promissory Notes

As part of the acquisition, the Company issued certain promissory notes consisting of the following:

Promissory Note 1 in the principal amount of $4,500,000 which matures March 7, 2023, having an interest rate of 15%.

Promissory Note 2 in the principal amount of $5,000,000 which matures April 7, 2023, having an interest rate of 15%.

Promissory Note 3 in the principal amount of $5,000,000 which matures June 30, 2023, having an interest rate of 15%

Promissory Note 4 in the principal amount of $1,000,000 which matures February 21, 2025 and bearing no interest.

Promissory Note 5 in the principal amount of $500,000 for the remaining 35% share capital of Unique Logistics International (India) Private Ltd. acquired by the Company from Frangipani Trade Services, Inc. (“FTS”), a New York corporation owned by Sunandan Ray, Chief Executive Officer of the Company, maturing February 21, 2025 and bearing no interest.

Promissory Note 6 in the principal amount of $2,000,000 due June 30, 2023 (the “Initial Taiwan Maturity Date”), bearing no interest and payable on: (a) July 15, 2023, provided that all government and other regulatory approvals necessary or required by Taiwan in order to consummate the Transaction as the same relates to Unique-Taiwan (the “Taiwan Approvals”) have been received by the Initial Taiwan Maturity Date; or (b) in the event that the Taiwan Approvals have not been received by the Taiwan Maturity Date, payment under this promissory note will be due and payable within fifteen (15) days of receipt of the Taiwan Approvals. This promissory note was issued in lieu of cash otherwise due under the original Local SPA in respect of the Purchased Shares of Unique-Taiwan.

Promissory Note 7 in the principal amount of $1,000,000 due June 30, 2023 (the “Initial Vietnam Maturity Date”), bearing no interest and payable on: (a) July 15, 2023, provided that all government and other regulatory approvals necessary or required by Vietnam in order to consummate the Transaction as the same relates to Unique-Vietnam (the “Vietnam Approvals”) have been received by the Initial Vietnam Maturity Date; or (b) in the event that the Vietnam Approvals have not been received by the Vietnam Maturity Date, payment under this promissory note will be due and payable within fifteen (15) days of receipt of the Vietnam Approvals. This promissory note was issued in lieu of cash otherwise due under the original Local SPA in respect of the Purchased Shares of Unique-Vietnam.

Contingent Considerations

At Closing, the Company issued two additional promissory notes, in lieu of cash, as payment of certain milestones set forth in the SPA that were already achieved:

●	Promissory Note 8 in the principal amount of $2,500,000 due on June 30, 2023, having an interest rate of 15%. This Promissory Note was issued in respect of the purchase price adjustment provided for under the SPA.

●	Promissory Note 9 in the principal amount of $2,000,000 due on February 21, 2024, and bearing no interest. This Promissory Note was issued in respect of the purchase price adjustment provided for under the SPA.

As of the acquisition date and based on the preliminary assessment by management, the seller (ULHL) fully met its obligation as it relates to the purchase price adjustments provided by the SPA and would be entitled to full amount of the contingent consideration, therefore the Company recorded these notes at fair value as stated in the promissory notes as of February 28, 2023.

In addition to the Initial Purchase Price, ULHL will be eligible for a one-time cash earn-out payment in the amount of (i) $2,500,000, if the EBITDA of the Purchased Shares, in the aggregate, exceeds $5,000,000 for the one-year period beginning on July 1, 2022 and ending June 30, 2023 (the “Earn Out Period”), or (ii) $2,000,000, if the EBITDA of the Purchased Shares, in the aggregate is equal to or less than $5,000,000 but exceeds $4,500,000, for the Earn Out Period, in each case, to be paid by the Company within 90 days of June 30, 2023. Management estimated fair value of the earnout payment based on the actual up to date performance of the acquired entities and the probability of the earn out payment occurrence to be at $1,750,000 as of February 28, 2023.

All contingent considerations and earn out payment are recorded in other current liabilities on the balance sheet as of February 28, 2023, in the amount of $5,710,057. While the first two contingent considerations were met by the Seller in its entirety, given the uncertain nature of the earn out payment, we conducted a sensitivity analysis based on both historical performance and projected performance throughout the period covered by the earn out payment. We determined the present value of the earn out payment based on the anticipated payment date of September 28, 2023, and the cost of debt of 15.0%.

Purchase Price Allocation

The Company obtained full control of five subsidiaries during the acquisition identified above and consolidated these subsidiaries as of the acquisition date. US GAAP requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer at the acquisition date, measured at their fair values as of that date. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the considerations transferred to the identifiable tangible and intangible assets acquired and liabilities assumed.

The following summarizes preliminary estimates of fair values of the assets acquired and liabilities assumed at the acquisition:

Fair Value
Assets Acquired:
Current assets	$36,232,526
Equity method investments	10,861,111
Identifiable intangible assets	6,515,000
Fixed Assets and other non-current assets	2,367,272

Liabilities Assumed:
Current liabilities	(27,326,110)
Other long-term liabilities	(327,861)
Non-Controlling Interest	(3,558,263)

Goodwill	3,986,325
Purchase Price	$28,750,000

Total amount of goodwill recognized in this transaction was $9,478,477, with $5,492,152 allocated to equity method investments and $3,986,325 recorded as additional goodwill on the balance sheet. The goodwill acquired is primarily attributable to the workforce retained of the acquired businesses and synergies expected to arise after the Company’s acquisition of the above operating subsidiaries. It is also anticipated that the goodwill will be deductible for tax purposes.

The Company paid approximately $0.5 million of closing costs for legal, accounting, and other professional fees which were expensed during the period ended February 28, 2023.

Identifiable intangible assets and their amortization periods are estimated as follows:

	Cost Basis	Useful Life
Customer relationships	$6,292,000	7 years
Non-compete agreements	223,000	1 year
	$6,515,000

Amortization of intangible assets was immaterial for the period from the acquisition date to the end of the reporting period February 28, 2023. The future amortization schedule is as follows:

For the Twelve Months Ending February 28,
2024	$1,121,857
2025	898,857
2026	898,857
2027	898,857
2028	898,857
Thereafter	1,797,715
Total.	$6,515,000

Equity Method Investments

The following summarizes financial information at fair value for the equity-method investments at the acquisition:
Fair Value
Current assets	$17,493,164
Noncurrent assets	152,658
Total Assets	17,645,822
Current liabilities	6,907,904
Noncurrent liabilities	-
Total liabilities	6,907,904
Net assets of the equity investee	10,737,918
Equity attributable to non-controlling interest	(5,368,959)
Equity attributable to registrant	5,368,959
Equity goodwill attributable to registrant	5,492,152
Total Equity method investment	$10,861,111

Pro Forma Information (Unaudited)

The results of operations of eight entities which the Company acquired on February 21, 2023, have not been included in our February 28, 2023, condensed consolidated financial statements because of the company’s decision to include earnings from consolidated subsidiaries and equity method investments on a one-month lag basis. The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the three and nine months ended February 28, 2022, assuming the acquisitions had been completed as of June 1, 2021, first day of the period presented. The proforma adjustments include the elimination of intercompany revenue and expense transactions. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of these dates, or of future results.

	Three Months Ended February 28, 2022	Nine Months Ended February 28, 2022

Revenue, net	$339,213,905	$1,040,963,776
Net Income attributable to registrant	1,030,332	18,653,614
Weighted average shares of common stock outstanding, basic and diluted (as previously reported)	655,781,078	582,680,746
Net income per share, basic and diluted	$-	$0.03

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following on February 28, 2023, and May 31, 2022:

	February 28, 2023	May 31, 2022

Accrued salaries and related expenses	$2,519,124	$625,000
Accrued sales and marketing expense	1,173,564	2,383,500
Accrued professional fees	1,805,259	1,350,170
Accrued income tax	2,713,523	559,544
Accrued overdraft liabilities	1,156,708	681,058
Other accrued expenses and current liabilities	810,679	66,887
	$10,178,857	$5,666,159

4. FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consists of:

	February 28, 2023	May 31, 2022

Revolving Credit Facility	$9,882,529	$38,141,451
Current portion of notes payable	17,804,500	608,333
	27,687,029	38,749,784
Noncurrent portion of notes payable	1,500,000	-
	$29,187,029	$38,749,784

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

Notes Payable

On May 29, 2020, as part of the acquisition of UL ATL the Company entered into a $1,825,000 note payable with a former shareholder. The agreement calls for six semi-annual payments of $304,167, for which the first payment was due on November 29, 2020. The loan bears a zero percent interest rate and has a maturity of three years, or May 29, 2023. The note’s remaining balance was recorded in the current portion of notes payable with balance of $304,167 and $608,333 as of February 28, 2023 and May 31, 2022, respectively.

On February 21, 2023, as part of the acquisitions of ULHL operating subsidiaries, the Company recorded $19.0 million of new promissory notes payable to ULHL. $17.5 million of these notes were recorded as the current portion of notes payable and $1.5 million was recorded as noncurrent portion of notes payable as of February 28, 2023.

5. RELATED PARTY TRANSACTIONS

The Company has the following debt due to related parties:

	February 28, 2023	May 31, 2022

Due to Frangipani Trade Services (1)	$451,964	$602,618
Due to employee (2)	7,500	30,000
Due to employee (3)	16,661	66,658
	476,124	699,276
Less: current portion	(325,478)	(301,308)
	$150,655	$397,968

(1)	Due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO, is due on demand and is non-interest bearing. The principal amount of this Promissory Note bears no interest provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to six percent (6%) per annum. The principal amount is due and payable in six payments of $150,655 the first payment was due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment.
(2)	On May 29, 2020, the Company entered into a $90,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $2,500 from the date of closing.
(3)	On May 29, 2020, the Company entered into a $200,000 payable with an employee for the acquisition of UL BOS common stock from a previous owner. The payment terms consist of thirty-six monthly non-interest-bearing payments of $5,556 from the date of closing.

Accounts Receivable and Payable

Transactions with related parties account for $7.2 million and $10.8 million of accounts receivable and accounts payable as of February 28, 2023, respectively, compared to $3.0 million and $15.2 million of accounts receivable and accounts payable as of May 31, 2022, respectively.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three months ended February 28, 2023 and 2022 these transactions represented approximately $6.4 million and $1.2 million, respectively. For the nine months ended February 28, 2023 and 2022, these transactions represented $5.5 million and $1.9 million, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the three months ended February 28, 2023 and 2022 these transactions represented approximately $4.5 million and $13.1 million. For the nine months ended February 28, 2023 and 2022, these transactions represented $32.5 million and $39.0 million, respectively.

6. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 800,000,000 shares of stock, a par value of $0.001 per share.

During the three and nine months ended February 28, 2023, there were no common stock issuances, except for the conversions of Preferred Shares as discussed below.

Preferred Shares

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value per share.

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

During the nine months ended February 28, 2023, a shareholder converted 9,935 shares of Series A Convertible Preferred Stock into 67,963,732 shares of the Company’s common stock. During the nine months ended February 28, 2022 there were no conversions of Series A Preferred Shares.

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

During the nine months ended February 28, 2023 there were no conversions of Series B Preferred Shares.

During the nine months ended February 28, 2022 the Company issued 125,692,224 shares of the Company’s common stock pursuant to the conversion of 19,200 shares of Series B Convertible Preferred Stock held by Frangipani Trade Services Inc, an entity 100% owned by the Company’s Chief Executive Officer

Series C & D Convertible Preferred

The holders of the Preferred Stock shall be entitled to receive, upon liquidation, dissolution or winding up of the Company, the amount of cash, securities, or other property to which such holder would be entitled to receive with respect to such shares of Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation.

During the nine months ended February 28, 2023, a shareholder converted 7 shares of Series D Convertible Preferred Stock into 43,981,560 shares of the Company’s common stock.

During the nine months ended February 28, 2022 there were no conversions of Series C and D Preferred Shares.

7. COMMITMENTS AND CONTINGENCIES

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

The components of lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	February 28, 2023	February 28, 2022
Operating lease	$531,728	$310,965
Interest on lease liabilities	202,885	16,910
Total net lease cost	$734,613	$327,875

	For the Nine Months Ended	For the Nine Months Ended
	February 28, 2023	February 28, 2022
Operating lease	$1,269,299	$1,103,649
Interest on lease liabilities	363,398	104,242
Total net lease cost	$1,632,697	$1,207,891

Supplemental balance sheet information related to leases was as follows:

	February 28, 2023	May 31, 2022

Operating leases:
Operating lease ROU assets – net	$10,931,331	$2,408,098

Current operating lease liabilities, included in current liabilities	2,422,306	912,618
Noncurrent operating lease liabilities, included in long-term liabilities	8,813,569	1,593,873
Total operating lease liabilities	$11,235,875	$2,506,491

The operating lease right of use asset and corresponding lease liabilities were significantly impacted during the nine-month ended February 28, 2023, by a renewal of a warehouse lease located in in Santa Fe Springs, CA with a term of 5 years and the addition of new office warehouse lease in Lawrence, NY and an office in Garden City, NY with terms of 5 years and 3 years, respectively. The discount rate used to account for new leases was approximately 10.0%. The Company assessed the renewal options as a part of the adoption of ASC 842, if the renewal options were determined to be reasonably assured/certain at inception they would be appropriately captured within the future minimum lease payment schedule within the footnote of the Company’s financial statement and included in the ROU Asset and ROU liability upon transition.

Supplemental cash flow and other information related to leases was as follows:

	For Nine Months	For Nine Months
	Ended	Ended
	February 28, 2023	February 28, 2022

ROU assets obtained in exchange for lease liabilities:
Operating leases	$8,897,639	$1,098,769
Weighted average remaining lease term (in years):
Operating leases	4.60	3.98
Weighted average discount rate:
Operating leases	8.57%	4.25%

As of February 28, 2023, future minimum lease payments under noncancelable operating leases are as follows:

For the Twelve Months Ending February 28,
2024	$3,281,807
2025	3,024,640
2026	2,660,969
2027	2,537,799
2028	1,978,600
Thereafter	131,485
Total lease payments	13,615,299
Less: imputed interest	(2,379,424)
Total lease obligations	$11,235,875

8. INCOME TAX PROVISION

The income tax provision consists of the following:

	For the Three Month Ended February 28, 2023	For the Three Month Ended February 28, 2022
Federal provision (benefit)
Current	$(134,755)	$(93,752)
Deferred	(135,654)	343,363
Foreign	10,299	-
State and Local provision (benefit)
Current	(542,436)	(81,039)
Deferred	(11,534)	59,635
Total provision	$(814,080)	$228,207

	For the Nine Month Ended February 28, 2023	For the Nine Month Ended February 28, 2022
Federal provision (benefit)
Current	$1,194,842	$2,294,248
Deferred	(188,613)	83,784
Foreign	10,299	-
State and Local provision (benefit)
Current	(138,956)	371,961
Deferred	(27,605)	15,214
Total provision	$849,967	$2,765,207

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the three and nine months ended February 28, 2023 and 2022, there was no valuation allowance necessary.

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

No interest or penalties on unpaid tax were recorded during the three and nine months ended February 28, 2023 and 2022 and no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	February 28, 2023	May 31, 2022
Allowance for doubtful accounts	$694,532	$733,139
Consulting contract liability	218,137	230,263
Lease liability	2,512,188	659,460
Other	548,364	238,006
Total deferred tax assets	3,973,221	1,860,868

Deferred Tax Liabilities
Operating lease right-of-use assets	$(2,418,863)	$(631,173)
Goodwill and intangibles	(321,736)	(256,533)
Fixed assets	(39,012)	(30,414)
Net deferred tax asset	$1,193,610	$942,748

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Nine Months Ended February 28, 2023	For the Nine Months Ended February 28, 2022
US Federal statutory rate	21.0%	21.0%
State income tax, net of federal benefit	2.0%	9%
Foreign income taxes and adjustments	0.6%	-%
Prior year provision adjustment to actual	(6.3)%	-%
FDII deduction	(6.7)%	-%
Change in valuation allowance	-	(3.0)%
Other permanent differences, net	(0.1)%	1.0%
Income tax provision	10.5%	28.0%

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Based on this evaluation, the Company has identified no reportable subsequent events other than those disclosed elsewhere in these consolidated financial statements.

On March 10, 2023, the Company entered into a financing agreement and related fee letter as borrower with certain of its subsidiaries party thereto as guarantors, the lenders party thereto, CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent, and administrative agent. The Financing Agreement provides for an initial senior secured term loan in a principal amount of $4,210,526.32 and a delayed draft term loan in an aggregate principal amount of up to $14,789,473.68. The proceeds of such term loans may be used to (i) pay fees and expenses related to entering into the Financing Agreement and the related transaction documents and the acquisitions of those certain entities contemplated by that certain Stock Purchase Agreement between the Company and seller thereunder and those separate certain Share Sale and Purchase Agreements, as previously reported on the Company’s Current Report on Form 8-K filed on February 27, 2023 (the “Acquisitions”), (ii) redeem certain of the notes issued to the Seller in connection with the Acquisition, and (iii) pay fees and expenses related of the transactions contemplated by that certain Agreement and Plan of Merger, dated as of December 18, 2022, by and among Edify Acquisition Corp., a Delaware corporation, Edify Merger Sub, Inc., a Nevada corporation, and the Company, as previously reported on the Company’s Current Report on Form 8-K filed on December 19, 2022.

Subsequently to quarter ended on February 28, 2023, the Company paid off two of the Promissory Notes to the Seller (See Note 2, Acquisitions) including associated interest, and made a partial payment on another note, as follows:

Promissory Notes Due	3/7/2023	Note 1 to ULHL	$4,500,000	15.0%
	4/7/2023	Note 2 to ULHL	5,000,000	15.0%
	6/30/2023	Note 3 to ULHL	500,000	15.0%
Total:			$10,000,000

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report. The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. These risks include, by way of example and without limitation:

●	The company provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract our primary market and adversely impact our operating results.

●	We depend on operators of aircrafts, ships, trucks, ports, and airports.

●	We derive a significant portion of our total revenues and net revenues from our largest customers.

●	Due to our dependence on a limited number of customers, we are subject to a concentration of credit risk.

●	Our earnings may be affected by seasonal changes in the transportation industry.

●	Our business is affected by ever increasing regulations from a number of sources in the United States and in foreign locations in which we operate.

●	As a multinational corporation, we are subject to formal or informal investigations from governmental authorities or others in the countries in which we do business.

●	The global economy and capital and credit markets continue to experience uncertainty and volatility.

●	Our business is subject to significant seasonal fluctuations driven by market demands and each quarter is affected by seasonal trends.

●	Our revenue and direct costs are subject to significant fluctuations depending on supply and demand for freight capacity.

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

Business Overview and Recent Developments

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

On February 21, 2023, we closed the acquisition of all of the share capital (the “Purchased Shares”) owned by Unique Logistics Holdings Limited, a Hong Kong company (“ULHL”), in eight subsidiaries (the “ULHL Entities”) for $26.5 million (the “ULHL Entities Acquisition”), provided that the acquisition of the Purchased Shares in each of Unique Logistics International Co., Ltd (“Unique-Taiwan”) and Unique Logistics International (Vietnam) Co., Ltd. (“Unique-Vietnam”) is subject to receipt of all required governmental approvals in Taiwan and Vietnam, respectively, and the Company’s acquisition of the Purchased Shares in those entities will therefore not officially close until after such approvals are obtained, which we expect will be second or third quarter of 2023. In addition to the acquisition of the shares in the ULHL Entities, we acquired two companies that are owned by two of the ULHL Entities.

At the closing of the ULHL Entities Acquisition, the Company paid $3.5 million in cash and issued promissory notes to ULHL totaling $23.0 million to purchase the Purchased Shares. The Company paid off one such promissory note in the amount of $4.5 million, which matured on March 7, 2023, using cash held by the ULHL Entities. One such promissory note in the amount of $5.0 million matures on April 7, 2023, four promissory notes in the aggregate amount of $10.5 million mature on June 30, 2023, and one promissory note in the amount of $1.0 million matures on February 21, 2024.

While the promissory notes related to the purchase price for the Purchased Shares in Unique-Taiwan and Unique-Vietnam, in the amount of $2.0 million and $1.0 million, respectively, mature on June 30, 2023, they are not payable until the later of July 15, 2023, or 15 days after receipt of all required or necessary government and other regulatory approvals. These promissory notes and the promissory note due in 2024 bear no interest, while the promissory notes due during 2023 have an annual interest rate of 15%.

In addition, the Company may be obligated to pay ULHL an earn-out payment of either $2.5 million or $2.0 million if the ULHL Entities achieve certain EBITDA-related milestones during the 12 month-period ending June 30, 2023. Any such earn-out payment would be due, in cash, on or before September 28, 2023.

$1.0 million of the cash portion of the purchase price was used to establish a reserve against certain potential existing and contingent liabilities relating to certain of the ULHL Entities that had not been disclosed to the Company as of the date of the original Stock Purchase Agreement with respect to the ULHL Entities Acquisition. To the extent that any claims related to such undisclosed liabilities are asserted on or before February 20, 2024, any amounts that the relevant ULHL Entities pay upon settlement or are found liable for by a competent court, tribunal or governmental authority will be paid to Unique Logistics up to the $1.0 million amount of the reserve. If no such claims are made then the entire $1.0 million reserve, or the amount left, if any, after deducting such settlement or liability amounts, will be released to ULHL.

We expect that the closing of the ULHL Entities Acquisition during the quarter ended February 28, 2023, will result in significant increases in revenues and expenses over the next 12 months as we integrate the operations of the ULHL entities with our own.

Market and Business Trends

The current fiscal year 2023 that commenced June 1, 2022, can be considered the Company’s first fiscal year in the post Covid period. The impact of Covid in the previous two fiscal years resulted in an initial drop in shipping volumes and then the post Covid surge in shipping volumes including all related logistics challenges.

Market conditions have trended towards a slowdown in shipping in the current fiscal year. This slowdown significantly impacted the Company in the third quarter. The impact was particularly severe in the air freight sector. The uncertainty created by inflation and high inventory levels coupled with the fact that the Company’s third quarter is traditionally a slow period due to shipping market seasonality, has resulted in lower shipping volumes and lower shipping costs. Lower shipping costs result in lower revenue for the Company. However, we believe that the Company is positioned to improve net revenue yield through improved procurement; the Company has also added to its customer base in the last twelve months, which will mitigate the impact of a declining shipping market.

The Company continues to invest in sales and marketing to increase market share. The ULHL Entities Acquisition has added to the Company’s customer base and its ability to target new business. The Company continues to seek strategic acquisitions to supplement organic growth.  We believe that these actions put the Company in a good position to maintain growth trends even without a significant turnaround in global shipping in the foreseeable future.

Results of Operations for the Three Months ended February 28, 2023 and February 28, 2022

Revenue

The Company’s total revenue for the three months ended February 28, 2023 and 2022 was $49.6 million and $250.4 million, respectively. This 80.2% decrease period over period is primarily due to decreases of 83.1% in air freight revenue and 54.1% in ocean freight revenue.

The air freight revenue reduction was primarily driven by an approximately 90% reduction in airfreight volume. Shipping volumes in the United States market has declined significantly and the Company feels its impact through lower shipping volumes by its existing customers. Comparatively, in the corresponding quarter in the prior fiscal year demand for air freight was so great that the Company was operating dedicated air cargo charters for its customers. The air charter program was an agreement with several major airlines to add a substantial number of charter flights for the period of August 1, 2021, through December 31,2021 peak season. The charter flights were concluded in the third quarter of the prior fiscal year.

The decline in ocean freight revenue was due to a pricing reduction of approximately 58.0% and a volume reduction of approximately 47.0% over the comparable period last year, equally contributing to the overall ocean revenue reduction for the period. The overall shipping volumes are currently experiencing a steady global decline in the past 12 months, with additional ocean freight capacity available, putting further pressure on pricing. The Company’s third quarter is traditionally a slow shipping period due to seasonal factors.

Going forward, management is expecting both the air and the ocean freight business to steadily improve in terms of volumes and to remain stable in terms of pricing in the second half of calendar 2023 based on the customer projections and secured customer commitments received to date.

Costs and Operating Expenses

Cost of freight and other operating expenses were $49.3 million for the three months ended February 28, 2023, compared to $248.2 million for the three months ended February 28, 2022, a reduction of 80.1% that correlates with the reduction in total revenue during the same period as discussed above as air freight services costs were 90.6% lower and ocean freight and ocean services costs were 80.2% lower during the three months ended February 28, 2023, compared with the same period of 2022.

Other operating and administrative expenses increased in total by $1.1 million or 23%, primarily because of the timing of recognition of sales commissions and hiring new employees. During the three months ended February 28, 2023, salaries and related costs increased 20.6% mostly due to adding and promoting employees, selling and promotion costs increased 73.7% primarily due to the timing of the sales commission recognition with rents and occupancy costs increased 63.6% primarily due to opening of new offices and rising rent prices, in each case compared to the three months ended February 28, 2022. The Company doesn’t expect these costs to significantly change going forward.

Other Income (Expense)

For the three months ended February 28, 2023, other expenses were approximately $0.5 million and comprised of interest expense from the operating line of credit of $0.55 million and a gain in fair value of derivative liabilities of $0.05 million associated with the antidilution provision imbedded in our convertible preferred stock.

For the three months ended February 28, 2022, other expenses were $7.0 million and comprised mostly of interest expense of $1.4 million, loss on the exchange of convertible notes for shares of convertible preferred stock of $1.3 million and a loss in fair value of derivative liabilities of $4.3 million related to the antidilution provisions imbedded in our convertible preferred stock.

The slight gain in the fair value of derivative liabilities during the three months ended February 28, 2023 compared to the $4.3 million loss for the same period of 2022 is due to derivative recognition for the first time during the quarter ended February 28, 2022. Interest expense decreased period over period primarily due to our reduced amount of borrowing on the operating line of credit due to lower shipping volumes and a decline in the costs of freight services.

Net Income

Net income was approximately $0.7 million for the three months ended February 28, 2023, compared to a net loss of $4.9 million for the three months ended February 28, 2022 while net loss available to common shareholders was $9.5 million for the three months ended February 28, 2022, due to a deemed dividend of $4.6 million.

As a result of the Company exchanging $3.9 million of convertible notes into Series C and D Preferred Stock on December 10, 2022, the Company recognized net loss on the extinguishment of convertible notes payable and warrants of approximately $1.3 million in Other Income (Expenses) and recognized approximately $4.6 million as deemed dividends as reflected in Comprehensive Income line item of the statement of operations, both reflected in the statement of operations for the three and nine months, ended February 28, 2022. The Company also recorded a $4.3 million net loss on the mark to market of the derivative liability associated with the Series A Preferred Stock in Other Income (Expenses) in the statement of operations for the three and nine months, ended February 28, 2022.

Results of Operations for the Nine Months ended February 28, 2023, and 2022.

Revenue

The Company’s total revenue for the nine months ended February 28, 2023 and 2022 was $275.0 million and $845.6 million, respectively. This 67.5% decrease period over period is primarily due to decreases of 85.8% in air freight revenue and 53.6% in ocean freight revenue.

The air freight revenue reduction was primarily driven by an 82.5% reduction in volume, mostly due to our discontinuation of the air charter program in December of 2022, as discussed above.

The decline in ocean freight revenue was due to a pricing reduction of approximately 24.0% and a volume reduction of approximately 43.0% over the same period of 2022 equally contributing to reduction in ocean revenue for the period.

The overall shipping volumes are currently experiencing a steady global decline in the past 12 months, with additional ocean freight capacity available, putting further pressure on pricing. Going forward, management is expecting both the air and the ocean freight business to steadily improve in terms of volumes and to remain stable in terms of pricing in the second half of calendar 2023 based on the customer projections and secured customer commitments received to date.

Costs and Operating Expenses

Cost of freight and operating expenses were $264.8 million for the nine months ended February 28, 2023, compared to $831.5 million for the nine months ended February 28, 2022, a reduction of 68.2% that correlates with the reduction in revenue during the same period as discussed above as air freight costs were 86.7% lower and ocean freight costs were 55.8% lower during the nine months ended February 28, 2023, compared with the same period of 2022.

In addition, other selling and administrative decreased in total by approximately $0.5 million mostly due to total selling and promotional expenses decreased by 55.7% during the nine months ended February 28, 2023 compared to the nine months ended February 28, 2022 due to lower sales commissions as a result of the overall revenue decrease during current fiscal year. Salaries and related costs were higher by 23.6% primarily because of adding and promoting employees in connection with positioning the Company for future growth. Professional fees increased 81.4% primarily due to legal and audit expenses related to the closing of the acquisitions in the quarter ended February 28, 2023. While we expect professional fees to remain at an elevated level compared to prior periods as the Company continues to execute its growth plans, we do not expect professional fees to continue to increase at a significant rate going forward. Rent and occupancy expenses increased 37.0% due to the opening of new offices. Finally, other expenses decreased by 49.7%, primarily as a result of a decrease in the bad debt reserve.

Other Income (Expense)

For the nine months ended February 28, 2023, other expenses were $2.1 million and were comprised of interest expense of $2.9 million offset by $0.8 million in gain in fair value of derivative liabilities related to the antidilution provision imbedded in our convertible preferred stock.

For the nine months ended February 28, 2022, other expenses were $9.8 million, and were comprised primarily of interest expense of $4.6 million, gain on forgiveness of promissory note of $0.4 million, plus a $0.8 million loss on amortization of debt discount on convertible notes, a $0.6 million loss on exchange of the convertible note for preferred convertible shares, and a $4.3 million loss in fair value of derivative liabilities related to the antidilution provisions imbedded in our convertible preferred stock.

As explained above, $0.8 gain in the fair value of derivative liabilities during the nine months ended February 28, 2023 compared to the $4.3 million loss for the same period of 2022 is due to recognition of derivative liability for the first time in 2022. Interest expense decreased period over period primarily due to our reduced amount of borrowing on the operating line of credit due to lower shipping volumes and a decline in the costs of freight services.

Net Income

Net income was $7.3 million and $1.6 million for the nine months ended February 28, 2023 and 2022, respectively. Net loss available to common shareholders was $3.0 million for the nine months ended February 28, 2022, due to a deemed dividend of $4.6 million during the 2022 period, as explained above.

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

The following table summarizes total current assets, liabilities and working capital:

	February 28, 2023	May 31, 2022	Change
Current Assets	$62,470,090	$108,543,031	$(46,072,941)
Current Liabilities	72,201,695	$104,367,590	(32,165,895)
Net Working Capital (Deficit)	$(9,731,605)	$4,175,441	$(13,907,046)

As of February 28, 2023, the Company reported negative working capital of $9.7 million compared to positive working capital of $4.2 million as of May 31, 2022. This change is mainly due to the completion of the ULHL Entities Acquisition on February 21, 2023. At the time of the acquisition, the Company paid $3.5 million in cash and assumed further $23.8 million as current liabilities and $1.5 million in noncurrent liabilities by either issuing promissory notes to the seller or by recognizing contingent liabilities at fair value on its balance sheet as of February 28, 2023. The amount of $3.8 million of the purchase price was recorded as goodwill, $6.5 million was recorded as intangibles and $10.9 million of the purchase price was recorded as equity method investments. All these assets were classified as noncurrent assets while most of the liabilities associated with the acquisition were recorded as current liabilities, resulting in a temporary negative impact on working capital.

The Company intends to either timely pay off the $23.8 million in current liabilities associated with the acquisition with cash generated by its operations cash accumulated in the acquired ULHL Entities or by refinancing a portion of the current liabilities with non-current debt, which will have a positive effect on the working capital. As of the date of filing this form, the Company paid off $10.0 million of the promissory notes, ahead of scheduled maturity. See Note 9, Subsequent Events

As previously reported, on December 18, 2022, the Company entered into an Agreement and Plan of Merger with Edify Acquisition Corp. and Edify Merger Sub, Inc. that, subject to various conditions, included a commitment from a lender for a senior secured financing facility in the maximum aggregate principal amount of $35.0 million. In this regard, on March 10, 2023, the Company entered into a financing agreement and related fee letter as borrower with certain of its subsidiaries party thereto as guarantors, the lenders party thereto, CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent and administrative agent, that provides for an initial senior secured term loan in a principal amount of $4,210,526.32 and a delayed draw term loan facility in an aggregate principal amount of up to $14,789,473.68. This debt will be classified as a noncurrent liability, which will have a positive effect on the working capital. The Company intends to use some of the proceeds of these term loans to pay off approximately $9.0 million of the promissory notes and, after the closing of the business combination transaction with Edify Acquisition Corp. and to pay any deferred expenses relating to that transaction.

In addition, the Company maintains its operating line of credit with TBK Bank, SSB, under which TBK Bank will, from time to time, buy approved receivables from the Company, which has a credit limit up to $47.5 million (the “TBK Facility”). The TBK Facility matures on May 31, 2023, and we expect that TBK Bank will renew the TBK Facility prior to its expiration, which will provide the Company with the cash required to support its ongoing operations in addition to the cash flows generated by operating activities.

While we continue to execute our strategic plan, growing the Company and its customer base, management is focused on managing cash and monitoring our liquidity position. We have implemented several initiatives to conserve our liquidity position, including activities such as increasing credit facilities, when needed, reducing the cost of debt by obtaining more favorable financing, controlling general and administrative expenditures and improving our collection processes. Many of the aspects of the liquidity plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful, which could have a material adverse effect on our operating results, financial condition, and liquidity. Negative operating capital may be an indicator that there could be a going concern issue, but based on our evaluation of the Company’s projected cash flows and business performance as of and subsequent to February 28, 2023, management has concluded that the Company’s current cash and cash availability under the TBK Facility as of February 28, 2023, would be sufficient to fund its planned operations for at least one year from the date the consolidated financial statements were issued.

Cash generated and used by the Company was as follows:

	For the Nine Months Ended, February 28, 2023	For the Nine Months Ended, February 28, 2022	Change
Net cash provided by (used in) by operating activities	$33,032,762	$(42,029,741)	$75,062,503
Net cash provided by (used in) investing activities	8,733,409	(54,474)	8,787,883
Net cash provided by (used in) financing activities	(28,785,898)	42,827,199	(71,613,097)
Net increase in cash and cash equivalents	$12,980,273	$742,984	$12,237,289

Operating activities provided cash of $33.0 million for the nine months ended February 28, 2023 compared to net cash used in operations of $42.0 million for the nine months ended February 28, 2022. The primary reason for the cash provided during the 2023 period was the $66.0 million collection on accounts receivable and contact assets, offset by a $43.1 million reduction in accounts payable and accrued freight. It should be noted that during the nine months ended February 28, 2022, the Company repurchased approximately $30.0 million of previously factored accounts receivable. This repurchase created a negative impact on the operating cash flow that was fully offset by a positive cash flow impact from the investing activities as the Company borrowed cash to repurchase these receivables.

Investing activities provided cash of $8.7 million for the nine months ended February 28, 2023 compared to cash used of $0.05 million for the nine months ended February 28, 2022. During the nine months ended February 28, 2023 and February 28, 2022, investing activities consisted of acquisition of subsidiaries and equity method investments, net of cash paid and acquired as discussed in Note 2 to the condensed consolidated financial statements for the period ended February 28, 2023.

Financing activities used cash of $28.8 million for the nine months ended February 28, 2023 primarily as a result of repayment of $28.3 million on the TBK Facility. Financing activities provided cash in the amount of $42.8 million for the nine months ended February 28, 2022, primarily because of borrowing on the TBK Facility during the year when the cost of freight increased significantly in the post Covid period of unprecedented demand and the record high prices.

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

Following is the reconciliation of our consolidated net income to adjusted EBITDA:

	For the Three Months Ended February 28, 2023	For the Three Months Ended February 28, 2022
Net income (loss)	$663,173	$(4,930,586)

Add Back:
Income tax	(814,080)	228,207
Depreciation and amortization	203,390	196,347
(Gain) loss on extinguishment of convertible notes	-	1,344,087
Interest expense (including accretion of debt discount)	546,791	1,395,396
Change in fair value of derivative liabilities	(64,955)	4,275,986

Adjusted EBITDA	$534,319	$2,509,437

	For the Nine Months Ended February 28, 2023	For the Nine Months Ended February 28, 2022
Net income	$7,256,211	$1,581,055

Add Back:
Income tax	849,967	2,765,207
Depreciation and amortization	606,030	585,019
Gain on forgiveness of promissory notes		(358,236)
Loss on extinguishment of convertible notes		564,037
Factoring fees		27,000
Change in fair value of derivative liabilities	(809,611)	4,275,986
Interest expense (including accretion of debt discount)	2,876,776	5,343,391

Adjusted EBITDA	$10,752,373	$14,783,459

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there are control deficiencies as it relates to financial statement closing process due to limited formal documentation around disclosure procedures and controls. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness by completing the formal documentation process of our controls and procedures.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended February 28, 2023, we actively addressed and remediated a number of previously identified material weaknesses in internal controls over financial reporting, we significantly improved our accounting processes, documentation, introduced accounting policies and procedures, upgraded our accounting personnel and provided our employees with necessary tools and resources, but because we have not completed a full risk assessment of the internal controls over financial reporting at the activity level, including extensive process documentation and testing, we are not able to conclude that our internal controls over financial reporting are operating effectively and efficiently at this time. The Company anticipates fully remediating its material weaknesses by the end of its May 31, 2024 fiscal year end.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended February 28, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On April 19, 2023, the Company filed with the Secretary of State of the State of Nevada certificates of amendments to the Certificates of Designations, Preferences and Rights of each of its Series A, C and D Convertible Preferred Stock (collectively, the “Certificates of Designations”), amending (i) Section IV(b)(iii) of the Certificate of Designations, Preferences and Rights of its Series A Convertible Preferred Stock, (ii) Section 7(a)(ii) of the Certificate of Designations, Preferences and Rights of its Series C Convertible Preferred Stock, and (iii) Section 7(a)(ii) of the Certificate of Designations, Preferences and Rights of its Series D Convertible Preferred Stock (collectively, the “the “Certificates of Amendments”), extending the Anti-dilution Termination Date (as defined in the Certificates of Amendments) to the earlier of (i) December 31, 2023 or (ii) a Qualified Financing (as defined in the Certificates of Designations).

ITEM 6. EXHIBITS

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on March 31, 2023				X
3.2	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on March 31, 2023				X
3.3	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on March 31, 2023				X
10.1	Amendment No. 1 to Stock Purchase Agreement, dated January 23, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.1	02/27/23
10.2	Amendment No. 2 to Stock Purchase Agreement dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.2	02/27/23
10.3	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (India) Private Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.3	02/27/23
10.4	Amendment No. 1 to the Share Sale and Purchase Agreement for ULI (North & East China) Company Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.4	02/27/23
10.5	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International Co., Ltd, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.5	02/27/23
10.6	Amendment No. 1 to the Share Sale and Purchase Agreement for TGF Unique Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.6	02/27/23
10.7	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (H.K.) Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.7	02/27/23
10.8	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (Vietnam) Co., Ltd., dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.8	02/27/23
10.9	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (South China) Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.9	02/27/23
10.10	Amendment No. 1 to the Share Sale and Purchase Agreement for ULI (South China) Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.10	02/27/23
10.11	Promissory Note in the principal amount of $1,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited.	8-K	10.11	02/27/23

10.12	Promissory Note in the principal amount of $4,500,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited.	8-K	10.12	02/27/23
10.13	Promissory Note in the principal amount of $5,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited.	8-K	10.13	02/27/23
10.14	Promissory Note in the principal amount of $5,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited.	8-K	10.14	02/27/23
10.15	Promissory Note in the principal amount of $2,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited.	8-K	10.15	02/27/23
10.16	Promissory Note in the principal amount of $1,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited.	8-K	10.16	02/27/23
10.17	Promissory Note in the principal amount of $2,500,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited.	8-K	10.17	02/27/23
10.18	Promissory Note in the principal amount of $2,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited.	8-K	10.18	02/27/23
10.19	Stock Purchase Agreement, dated February 21, 2023, by and between Unique Logistics International, Inc. and Frangipani Trade Services, Inc.	8-K	10.19	02/27/23
10.20	Promissory Note in the principal amount of $500,000, dated February 21, 2023, in favor of Frangipani Trade Services, Inc.	8-K	10.20	02/27/23
10.21	Shareholders Agreement for ULI (South China) Company Limited	8-K	10.21	02/27/23
10.22	Shareholders Agreement for TGF Unique Limited	8-K	10.22	02/27/23
10.23	Share Purchase and Asset Transfer Agreement for ULI (North and East China) Company Limited and Supplement	8-K	10.23	02/27/23
10.24	Financing Agreement, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., Alter Domus (US) LLC, CB Agent Services LLC, CB Participations SPV, LLC, and CP IV SPV, LLC	8-K	10.1	03/14/23

10.25	Fee Letter, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., Alter Domus (US) LLC, and CB Agent Services LLC	8-K	10.2	03/14/23
10.26	Security Agreement, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., and Alter Domus (US) LLC	8-K	10.3	03/14/23
10.27	Collateral Assignment, dated March 10, 2023, by and among Unique Logistics International, Inc. and Alter Domus (US) LLC	8-K	10.4	03/14/23
10.28	Intercompany Subordination Agreement, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., Unique Logistics International (India) Private Ltd., ULI (North & East China) Company Limited, Unique Logistics International (H.K.) Limited, ULI (South China) Limited, Unique Logistics International (South China) Limited, Unique Logistics International (Shanghai) Co., Ltd., Shenzhen Unique logistics International Limited, and Alter Domus (US) LLC	8-K	10.5	03/14/23
10.29	Agent Fee Letter, dated March 10, 2023, by and among Unique Logistics International, Inc. and Alter Domus (US) LLC	8-K	10.6	03/14/23
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.				X
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.				X
32.1**	Section 1350 Certification of Chief Executive Officer.				X
32.2**	Section 1350 Certification of Chief Financial Officer.				X
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer (Principal Executive Officer)
Date:	April 19, 2023

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Eli Kay
Eli Kay
Chief Financial Officer (Principal Financial Officer)
Date:	April 19, 2023

