Form 10-K/A
period 2022-05-31
Unique Logistics International, Inc.
filed 2023-06-09
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

As of September 13, 2022, there were 799,141,770 shares of the registrant’s common stock outstanding.

Audit Firm Id	Auditor Name:	Auditor Location:
688	Marcum LLP	New York, NY

EXPLANATORY NOTE

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), We are filing this Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 13, 2022, as amended pursuant to Amendment No. 2 thereto on Form 10-K/A as filed with the SEC on September 23, 2022 (collectively, the “Original Filing”), for the purpose of providing additional disclosure in Items 10 and 11 of Part III and correcting disclosure in the summary compensation table in Item 11. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this 10-K/A.

Except as otherwise expressly noted above, this 10-K/A does not amend, update or change the disclosures in or exhibits to the Original Filing. Accordingly, this 10-K/A should be read in conjunction with the Original Filing and our other filings with the SEC.

2

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth, as of the date hereof, the names and ages of our executive officers and directors, and their respective positions and offices held.

Name	Age	Position
Sunandan Ray	64	Chief Executive Officer, Director
Migdalia Diaz	55	Chief Operating Officer
David Briones	46	Director
Patrick Lee	45	Director
Eli Kay	56	Chief Financial Officer

Sunandan Ray, 64, Chief Executive Officer

Mr. Ray has close to 30 years of experience in the logistics industry. He established and managed over 15 of ULHK’s offices in the US and India with over $400 million in revenue. Prior to working with ULHK, Mr. Ray established and managed operating companies on behalf of MSAS Cargo International (now part of DHL/ Deutsche Post) in USA, India, Sri Lanka, Bangladesh, Mauritius and Turkey from 1989 to 1997. In 1997, Sunandan successfully negotiated with MSAS Cargo, a management buyout of the companies under his management and after building the group from 1997 to 2005 into a US $50 million enterprise, it was bought by French transportation company, Group Bollore. After the sale to Group Bollore in 2005, Mr. Ray continued as a Senior Vice President in Group Bollore with responsibility for the Group’s business on the Transpacific sector as well as in the Indian subcontinent before joining the ULHK’s New York based operating subsidiary in 2010. From 1992 through 1996, Mr. Ray built and sold to a strategic investor a group of software companies, Sunrise Group, which had over $10 million in revenue at the time of sale. Mr. Ray is a qualified Chartered Accountant (London, UK) who worked for 10 years with Price Waterhouse (now PwC) in London, UK, The Hague, Netherlands and New York, NY from 1979 to 1989. He also holds a Masters in Science (Technology) in Computer Science from the Birla Institute of Technology & Science, in Pilani, India.

Migdalia Diaz, 55, Chief Operating Officer

Migdalia (“Mickey”) Diaz brings over 32 years of experience in the logistics industry, with over 20 years in Officer and Senior Management roles. Between 2018 and April 2022, Ms. Diaz served as Senior Vice President Customer Experience for the Americas, and as Vice President of Operations USA at GEODIS, an international logistics provider. From 2011 to 2018, Ms. Diaz served as Vice President of Operations and board member at Dachser USA, another international logistics company. From 2006 to 2011 Ms. Diaz served as a board member, COO of USA, and CEO Latin America of IJS Global, an International Freight Forwarder. The Board believes that Ms. Diaz’s experience in management and operations and her extensive knowledge in logistics and international regulatory requirements makes her ideally qualified to help lead the Company towards continued growth and success.

Eli Kay, 56, Chief Financial Officer

Eli Kay joined Unique Logistics International Inc. in 2021. As the CFO he is responsible for all aspects of financial management of the company, including the Securities and Exchange Commission (SEC) reporting and compliance. Eli previously served as a CFO for Transit Wireless LLC, an exclusive provider of wireless infrastructure in the New York City Subway from 2019 to 2020, and prior to that as a CFO for JFKIAT, a joint venture between Delta Airlines and Royal Schiphol Group with operations at JFK International Airport, from 2016 to 2019. From 2013-2016 he served as a CFO for the Chicago Skyway and the Indiana Toll Road Concession Companies in Chicago both owned by private equity infrastructure funds. He progressed through a series of senior management positions in finance and accounting roles with two publicly traded companies in the manufacturing industry from 2006 to 2013. Eli started his career in public accounting in 1997 as an auditor and worked for 10 years primarily with PricewaterhouseCoopers LLP (PwC). Mr. Kay holds Bachelor of Science in Accounting and a Master’s in Business Administration degrees, both from the University of Oregon. Mr. Kay is a Certified Public Accountant.

David Briones, 46, Director

Since October 2020, Mr. Briones has served as a member of the board of directors of Unique Logistics International Inc. Mr. Briones is the founder and managing member of the Brio Financial Group (“Brio”), a financial consulting firm that brings experienced finance and accounting expertise to both public and private companies. Since 2010, Brio has served over 75 companies as well as numerous banks, hedge funds, venture capital funds and private equity firms. Mr. Briones has provided several public companies in financial reporting, internal control development and evaluation, budgeting and forecasting services. He has developed a specialty representing private companies as the outsourced CFO/Financial reporting specialist as a private company navigates toward becoming a public company through a self-filing, a reverse merger or through a traditional initial public offering. In addition, since March 2021, Mr. Briones is the Chief Financial Officer of Larkspur Health Acquisition Corp. Mr. Briones has served as the Chief Financial Officer of Hoth Therapeutics, Inc. From August 2013 to January 2020, Mr. Briones served as Chief Financial Officer of Petro River Oil Corp., an independent energy company focused on the exploration and development of conventional oil and gas assets. Mr. Briones also served as interim Chief Financial Officer of AdiTx Therapeutics, Inc. (Nasdaq: ADTX), a pre-clinical stage, life sciences company with a mission to prolong life and enhance life quality of transplanted patients from January 2018 to July 2020 (until the Company’s initial public offering). From October 2017 to May 2018, Mr. Briones served as the Chief Financial Officer of Bitzumi, Inc., a Bitcoin exchange and marketplace. Prior to founding Brio Financial Group, LLC, Mr. Briones was an auditor with Bartolomei Pucciarelli, LLC in Lawrenceville, New Jersey and PricewaterhouseCoopers LLP in New York, New York. Since May 2020, Mr. Briones has served as a member of the board of directors of Unique Logistics International Inc (OTC Pink: UNQL). Mr. Briones received a Bachelor of Science degree in accounting from Fairfield University.

Patrick Lee, 45, Director

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

On April 25, 2022, the Company and Ms. Migdalia Diaz entered into an employment agreement (the “Diaz Employment Agreement”). Pursuant to the Diaz Employment Agreement, Ms. Diaz shall receive an annual salary of $304,500. Additionally, Ms. Diaz shall be eligible for a discretionary performance incentive of up to 60% of her annual gross salary (the “Incentive Bonus”). Ms. Diaz shall receive an incentive advance of $25,000 upon completion of six (6) months which will be offset against the Incentive Bonus. Ms. Diaz will also receive a monthly home office allowance of $125. The Diaz Employment Agreement may be terminated by either party for any or no reason, by providing a 90 days’ notice of termination,

Family Relationships

There are no family relationships amongst our officers and directors.

Code of Ethics

The Company is currently in the process of adopting a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives.

Our Board adopted a code of business conduct and ethics that applies to our directors, officers and employees. Upon the effectiveness of the registration statement of which this prospectus is a part, a copy of this code will be available on our website. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the Company’s knowledge, based solely on a review of reports furnished to it, for the year ended May 31, 2022, all of the Company’s officers, directors and ten percent holders have made the required filings with the exception of David Briones whose form 3 was not filed timely and Sunandan Ray whose form 4 was not filed timely.

Legal Proceedings

On June 15, 2021, Mr. Kay filed for personal bankruptcy through the filing of a Chapter 7 bankruptcy petition in New York federal court. The aforementioned bankruptcy was discharged on March 23, 2022.

With the exception of the foregoing, during the past ten years, none of our current directors or executive officers has been:

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s executive officers for their services rendered in all capacities for the fiscal years ended May 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other ($)		Total ($)
Sunandan Ray, President and Chief Executive Officer	2022	282,319	316,406	19,500	(1)	618,225
	2021	271,125		19,250	(1)	290,375

Migdalia Diaz, Chief Operating Officer(2)	2022	31,231	—	125	(3)	31,356
	2021	—	—			—

Eli Kay, Chief Financial Officer(4)	2022	184,500	24,000	1,500	(3)	210,000
	2021	56,654		375		57,029

(1)	Consists of automobile allowance of $18,000 and home office allowance.
(2)	Ms. Diaz joined the Company on April 25, 2022.
(3)	Consists of home office allowance.
(4)	Mr. Kay joined the Company on February 9, 2021.

Outstanding Equity Awards at Fiscal Year-end

Effective November 20, 2020, the Board approved, authorized and adopted the Unique Logistics International, Inc. 2020 Equity and Incentive Plan (the “2020 Plan”) and certain forms of ancillary agreements to be used in connection with the issuance of stock and/or options pursuant to the 2020 Plan (the “Plan Agreements”). The 2020 Plan provides for the issuance of up to 40,000,000 shares of Common Stock through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees.

There were no equity awards outstanding as of May 31, 2022 or 2021.

Director Compensation

We do not currently compensate its directors for their service in such capacity and did not do so during the years ended May 31, 2022 or 2021.

Employment Agreements

On May 29, 2020, Unique Logistics and Sunandan Ray entered into an employment agreement, as amended pursuant to an amendment thereto effective May 29, 2021, pursuant to which Mr. Ray has been employed by Unique Logistics to serve as President and Chief Executive Officer. Mr. Ray’s employment agreement has an initial term of three years and automatically renews for successive consecutive one-year periods, unless either party provides notice to the other party not more than 270 days and not less than 180 days before the end of the then-existing term. The agreement provides that Mr. Ray will receive a base salary of $250,000 per year with annual increases at the rate of 3%, with such increases applied on January 1 of each year. The employment agreement includes a performance-based bonus of up to 125% of the base salary upon Unique Logistics achieving certain performance targets set forth in the agreement. The agreement also provides that Mr. Ray is entitled to an annual car allowance of up to $18,000 and reimbursement for home office expenses, including without limitation the purchase and maintenance of a home computer with linkup facilities to Unique Logistics, a home facsimile, printer and scanner, interconnection of two telephone or cable connections to the Internet, laptop computer, portable mobile phone, together with any charges for the use thereof.

Mr. Ray’s employment agreement also provides for other employment benefits and reimbursement provisions that are typical of such agreements.

Upon any termination of Mr. Ray’s employment with Unique Logistics, except for a termination for Cause, as defined in the agreement, Mr. Ray will be entitled to a payment equal to two years’ worth of the then-existing base salary and the prior year’s bonus and to retain the health, other medical, car allowance, home office, 401(k), life insurance, financial planning, and disability insurance benefits set forth in Article IV of the agreement for the balance of its term.

On August 11, 2021, Unique Logistics and Mr. Kay entered into an employment agreement pursuant to which Mr. Kay serves as Unique Logistics’ Chief Financial Officer. Mr. Kay’s employment agreement provides that his employment is “at will,” meaning that either party can terminate his employment at any time for any reason, provided that Mr. Kay may not voluntarily terminate his employment upon less than 30 days prior written notice or upon such shorter notice as Unique Logistics and Mr. Kay agree. Under Mr. Kay’s employment agreement, Mr. Kay will be paid an initial annual salary of $180,000, subject to annual review and adjustment, and a monthly home office allowance of $125. Mr. Kay is also entitled to receive certain benefits such as health insurance, vacation, and other benefits consistent with Unique Logistics’ benefit plans extended to its other executive employees. In addition, for the fiscal year ended May 31, 2021, and in each subsequent fiscal year, Mr. Kay will be eligible to receive an annual bonus at the discretion of Unique Logistics’ board of directors.

In the event that Unique Logistics terminates Mr. Kay’s employment without Cause, as defined in the agreement, or Mr. Kay resigns for Good Reason, as defined in the agreement, and he executes a release in favor of Unique Logistics substantially in the form attached as an exhibit to the agreement not later than 30 days after his employment terminates, then Unique Logistics will continue to pay to Mr. Kay his annual base salary in effect immediately prior to such termination for the six-month period following his last day of employment. In addition, Unique Logistics will continue Mr. Kay’s coverage under and its contributions towards his health care, dental, and life insurance benefits on the same basis as immediately prior to the date of termination for the six-month period following his last day of employment, unless and until he is actually covered or becomes covered by an equivalent benefit (at the same cost to Mr. Kay, if any) from another source. In addition to the foregoing amounts, Unique Logistics is required to pay Mr. Kay, in a single lump sum, a pro rata portion of any bonus (to the extent earned prior to such termination) for the year in which his termination occurs. Further, all stock options granted by Unique Logistics and then held by Mr. Kay will be accelerated and become fully vested and exercisable as of the date of his termination.

On April 25, 2022, Unique Logistics and Ms. Diaz entered into an employment agreement pursuant to which Ms. Diaz serves as Unique Logistics’ Chief Operating Officer. The agreement provides that Ms. Diaz’ employment is “at will” and that either party has the right to terminate her employment at any time and for any or for no reason upon 90 days’ notice. Ms. Diaz’ employment agreement provides that she will receive an annual salary of $304,500 and a monthly home office allowance of $125. Additionally, Ms. Diaz is eligible for a discretionary performance incentive payment that, for the fiscal year ending May 31, 2023, may be up to 60% of her annual gross salary (the “Incentive Bonus”). Pursuant to the agreement, Ms. Diaz received an incentive advance of $25,000 upon completion of six months of employment, which will be offset against the Incentive Bonus. The agreement also contains non-competition, non-solicitation, and confidentiality provisions.

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

Date: June 9, 2023	UNIQUE LOGISTICS INTERNATIONAL, INC.

	By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

