Form 10-K
period 2023-05-31
Unique Logistics International, Inc.
filed 2023-09-15
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

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

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter ended November 30, 2022 was $19,179,402.

As of September 15, 2023, there were 799,141,770 shares of the registrant’s common stock outstanding.

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

In our Form 10-K, Form 10-Q and Form 8-K filings with the Securities and Exchange Commission (the “SEC”), references to: (a) “Common Stock” refers to our Common Stock, $0.001 par value per share; and (b) “Unique Logistics International, Inc.”, “Unique”, “UNQL” “the Company”, “we,” “us,” “our” and similar terms refer to Unique Logistics International, Inc. and its wholly owned operating subsidiaries.

PART I

Item 1. Business.

Business Overview

Unique Logistics provides a full range of global logistics services by providing to its customers a robust international network that strategically supports the movement of its customers’ goods. Acting solely as a third-party logistics provider, Unique Logistics purchases available cargo space in volume from its network of carriers (such as airlines, ocean shipping, and trucking lines) and resells that space to our customers. Unique Logistics does not own any of these ships, trucks, or aircraft and does not plan on entering the ownership model.

Operating via its consolidated subsidiaries, Unique Logistics provides a range of international logistics services that enable its customers to outsource to the Company sections of their supply chain process. Our network of trained employees and integrated information systems seamlessly manage the services that we provide to our customers. We enable our customers to share data regarding their international vendors and purchase orders with us, execute the flow of goods and information under their operating instructions, provide visibility to the flow of goods from factory to distribution center or store and when required, update their inventory records.

Unique Logistics’ primary services include:

●	Air freight services;

●	Ocean freight services;

●	Customs brokerage and compliance services;

●	Warehousing and distribution services; and

●	Order management.

Air Freight Services

Operating as an indirect air carrier or an airfreight consolidator, Unique Logistics provides both time savings and cost-effective air freight options to its customers. An expansive global network enables the Company to offer door to door service allowing customers to benefit from our expert staff for guidance with the physical movement of cargo and documentation compliance. Unique Logistics purchases cargo space from airlines on a volume basis and resells that space to our customers at a lower price than they would be able to negotiate themselves for their individual shipments. Through its integrated management system, the Company determines the best routing for shipments and then makes arrangements to receive the cargo into a designated warehouse. Upon receipt, we inspect and weigh the cargo, collect documentation, and process export clearance. Once cargo is cleared it is prepared for departure. Unique Logistics offers real-time tracking visibility for customers to view when an order is booked, departs, and arrives. Unique Logistics contracts with a worldwide network of airlines and other service providers to provide the best airfreight service in assisting importers to ship using the most efficient and cost-effective method. Some of the selections we offer include:

●	International, domestic, deferred, express and charter services, which permit customers to choose from a menu of different priority options that secure, at different price levels, greater assurance of timely delivery;

●	Port to port and door to door shipments, which provide customers the option of managing, independently, the post-arrival services such as delivery or clearance if the Company is not providing such services;

●	Global blocked space agreements, which guarantee the availability of space on certain flights;

●	Air and ocean combination shipment, which offer cost effective transportation using multimodal, combination movements, by one mode to an international hub, such as Dubai, UAE or Singapore, and converting to a different mode at the hub;

●	Air and transload dedicated truck shipment, where arriving cargo is transferred from airline container or pallet into a truckload ready for delivery;

●	Dangerous goods handling requiring qualified handling; and

●	Refrigerated cargo.

Our air freight customer base is comprised of importers in various industries including fashion retail, technology and general department stores merchandise importers. The majority of shipments originate in Asian manufacturing countries. Air freight is seasonal for fashion retailers, with the period July through December being much stronger than the remainder of the year. For technology companies, the seasonal impact is less pronounced.

The Company works with its international network to ensure air freight shipping capacity is secured and planned in advance to meet our customers’ requirements. We then make this capacity available to our customers at competitive prices and with the added security of availability, particularly during peak air freight shipping periods. We supplement scheduled capacity with full charter capacity to ensure that we meet customer capacity requirements throughout the year. While capacity management is critical to securing and maintaining air freight customers, the Company will try to quickly move to the position of offering additional primary services to our air freight customers.

The Company’s integrated management system is built around a cloud-based software package known as Cargo Wise. The software is accessible to our offices or overseas third party associates when planning and recording the receipt of cargo and booking shipments. The Cargo Wise system assists in the creation of documentation required to plan each shipment, including management information systems that enable our operational management teams to generate reports or provide access to information to our customers so that they have daily visibility to their purchased orders. This enables shipments to be approved, planned, and routed within the available air freight capacity procured by the Company. The Cargo Wise software is part of the integrated management system that also incorporates (in some cases with interface) airline resources, congestion/market condition information, pricing databases, customer preferences in key account management databases and the trained personnel and experienced managers that make decisions as required based on the information.

Ocean Freight Services

Operating as an ocean transportation intermediary to provide ocean freight service both as a non-vessel owning common carrier (“NVOCC”) and ocean freight forwarder, Unique Logistics provides to its customers ocean freight consolidation, direct ocean forwarding, and order management. We are a common carrier that holds itself out to the public to provide ocean transportation, issues its own house bills of lading or equivalent document, but does not operate the vessels by which ocean transportation is provided. The Company’s roles and responsibilities in ocean freight services include the following:

●	Selecting the most optimal ocean carriers based on both cost and service. The Company has NVOCC contracts with multiple ocean carriers and is thus able to offer its customers a choice in service;

●	Entering into contract/rate agreement with clients to transport their ocean shipments. Under such contracts the customer is assured of the Company’s pricing and weekly capacity to carry the customer’s cargo;

●	Consolidating shipments at origin/deconsolidating of freight at destination. This enables the customer to receive the economics of a consolidated container rate rather than a higher rate for less than full container load. It also makes delivery at destination more efficient;

●	Arranging pick-up of shipment at origin and deliver at destination, with a factory to door service;

●	Preparing and processing the documentation/clearance (customs/security) for shipments during ocean transit, in advance of arrival of shipment at destination;

●	Providing ocean freight services in both major and minor trade lanes with representation in all trading nations in Americas, Asia, and Europe;

●	Offering a wide array of services typically performed by multiple services providers including, but not limited to, offering options to customers on ocean carrier service choices prior to final selection and securing such space based on customer requirement; this enables our customers to delegate more of their logistics management to us whereas a more limited range of service would require the customer to deal with multiple service providers;

●	Communicating on any regulation/compliance issues on exporting and importing shipments;

●	Playing an intermediary role at any point of ocean transportation based on a customer’s routing preferences; and

●	Providing space acquisition on carrier service for committed delivery during high demand periods and providing a lower-price option in weak demand season for the greatest possible cost saving.

Some of the major industry sectors we serve in connection with our ocean freight services are home products and appliances, furniture, automotive, giftware and fashion. Our customers include retailers as well as wholesale importers. Our volumes enable us to enter into significant contracts with shipping lines to lock in capacity at prices that enable us to secure and retain customers.

Customs Brokerage and Compliance Services

Unique Logistics is a licensed United States customs broker whose mission is to ensure that its importing clients are in compliance with all required regulations. Our services help importers clear cargo with the U.S. Customs and Border Protection, including documentation collection, valuation review, product classification, electronic submission to customs and the collection and payment of duties, tariffs, and fees. Unique Logistics works with importers to develop a compliant trade program including product databases, compliance manuals and periodic internal audits. The development of product databases has become critical in the current economic environment due to increasing trade tensions and various tariffs imposed as a result. Unique Logistics also offers importers tools to improve efficiency such as reporting, visibility and trade consulting, including training seminars. Our additional services include:

●	Preparation of the Import Security Filing (10+2) required to be on file 24 hours prior to shipment departure;

●	Clearance and compliance with other government agencies such as the Food and Drug Administration, U.S. Department of Agriculture, Consumer Product Safety Commission and U.S. Fish & Wildlife Service;

●	Focused assessment and internal audit to determine and eliminate weak areas of compliance;

●	Post-entry service to change past entries and take advantage of tariff exclusions granted after the original entry was processed;

●	Binding rulings to obtain pre-entry classification;

●	Classification and valuation;

●	Trade agreements;

●	Warehouse entries to defer duty;

●	Licensing and country of origin marking requirements;

●	Free Trade Zone;

●	Duty drawback to get duty back on items exported under certain requirements; and

●	Cargo insurance coverage.

Warehousing and Distribution Services

Unique Logistics operates a warehousing facility in Santa Fe Springs, California, and plans to expand such services through its own managed facilities. We lease this facility, which is 110,000 sq. ft. with storage capacity for approximately 9,000 pallets and 10 dedicated employees. Unique Logistics also provides warehousing and distribution services through third party facilities.

Warehousing and distribution services enable Unique Logistics to greatly expand its involvement in our customers’ supply chain, post arrival of international shipments into the United States. By providing inventory management, order fulfillment, and other services, our customers benefit from cost savings related to space, equipment, and labor due to efficiencies of scale. Our warehousing and distribution services include:

●	Transloading of cargo from incoming containers to trucks for delivery;

●	Pick and pack services;

●	Quality control services under customer instructions;

●	Kitting;

●	Storage;

●	Inventory management; and

●	Delivery services, including e-commerce fulfillment services.

Warehousing and distribution is a higher-margin business than air freight or ocean freight. In the case of freight service, we are primarily re-selling capacity while in warehousing and distribution we are offering services based on fixed space cost, fixed staffing and equipment cost and relatively smaller variable labor and equipment cost. The customer base includes freight customers with warehousing and distribution needs as well as customers who are exclusively warehousing and distribution service users. Such customers are in a variety of industries, including footwear, apparel, giftware, and home appliances. We bill customers under three broad categories — storage, transloading (with quick turnaround and no storage) and other warehouse services listed above. The location of our existing warehouse, within 15 miles of the Port of Los Angeles/Long Beach and 20 miles from Los Angeles Airport, is an important factor for our customers. Racking as well as bulk storage space availability enables us to handle a variety of customer requirements. In recent years, severe congestion at the terminals serving the Port of Los Angeles/Long Beach has increased the demand for transloading as well as short-term storage services at warehouses such as ours that are within a 50-mile radius of the port.

This warehouse facility is the only such facility that we currently operate. We believe, however, that warehousing, and distribution is an important opportunity for our business expansion.

Order Management

Unique Logistics offers order management services providing importers with total visibility on every order from the time placed with the supplier to door delivery. Importers send orders electronically immediately upon creation, giving the Company the ability to assist in firmly holding suppliers to shipping windows. This results in optimizing consolidation and improved on-time delivery. Order management also gives importers the power to control their supply chain by monitoring key milestone events, tracking order status, and managing delivery to their end-consumer.

Our order management services include the following features:

●	Importer and vendor Electronic Data Interchange (EDI) integration;

●	Key milestone notifications customized per importers’ requirements;

●	Vendor, booking and document management;

●	Customized reporting including exception reporting for maximum efficiency;

●	Consolidation management; and

●	Tracking visibility in real time.

Other benefits include:

●	Single data platform.

●	Avoids a manual booking process.

●	Eliminates unnecessary data entry.

●	Document visibility and historical recordkeeping.

●	Vendor key performance indicators (KPI) management.

●	Live milestone updates.

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

The industry includes (i) specialized NVOCCs, an ocean carrier that transports goods under its own house bill of lading, or equivalent documentation, without operating ocean transportation vessels and (ii) indirect air carriers, which are persons or entities within the United States, not in possession of a Federal Aviation Administration (“FAA”) air carrier operating certificate, that undertake to engage indirectly in air transportation of property and uses for all or any part of such transportation the services of an air carrier, freight forwarders, trucking companies, customs brokers and warehouse operators who operate within their specialized space and very often pose pricing advantages within that segment.

Our mission is to bring value to our customers through specific competitive advantages:

●	Trained, experienced staff with knowledge of those areas of the world where customers are likely to require problem solving abilities.

●	Trained, experienced staff with knowledge of the various supply chain segments: air, ocean, customs, warehousing and information technology integration.

●	Responsive customer service and the ability to meet our customers’ needs with people at the front of well-established processes.

Our customer base includes companies in a wide range of industries. Some of the major industry sectors we serve are home products and appliances, furniture, fashion retail, automotive and technology. We aim to provide a wide range of services to each customer and cross sell all of our primary services.

Ocean freight services and air freight services are the most significant revenue drivers for the Company. To distinguish our service offerings from our competitors, our primary focus is on capacity management for these services. Our volumes enable us to enter significant contracts with shipping lines to lock in capacity at prices that enable us to secure and retain customers. Similarly, our air freight capacity strategy includes rate/space agreements with scheduled airlines as well as a full air cargo charter program under which we are able to lock in capacity for our customers at contracted rates.

While capacity management is critical to establishing relations with new customers and securing existing ones, it is essential for the Company to expand its range of services to each customer. Our customer support teams will work with each customer to identify the areas, such as customs brokerage, warehousing and distribution and order management, where our service offerings may create additional value-added opportunities within the customer’s supply chain.

Seasonality

Historically, our own operating results, as well as the industry as a whole, have been subject to seasonal demand. With our financial year end of May 31, typically our first and second quarters are the strongest with the fourth quarter being the weakest. There are no guarantees, however, that these trends will continue. These seasonal trends are influenced by a number of factors, including weather patterns, national holidays, economic conditions, consumer demand, major product launches, as well as a number of other market forces. As many of these forces are unforeseen, there is no way for us to provide assurances that these seasonal trends will continue.

Growth Strategy

Unique Logistics has established plans to grow its business by focusing on the following key areas: (i) organic growth and expansion in existing markets; (ii) strategic acquisitions; (iii) warehousing and distribution; (iv) growth of business on the Trans-Atlantic and Latin American trade lanes; and (v) specialized services to United States companies on their overseas logistics needs in conjunction with the export and distribution of products in certain Asian markets such as India, Vietnam and China.

Organic Growth and Expansion in Existing Markets

We plan to focus on developing business domestically to drive organic growth. Since our initial formation and combination, we have significantly improved our operating efficiencies in the areas of procurement, customer service, finance, and administration. We have achieved this by consolidating our volumes, centralizing many of the functions previously handled separately by individual operating subsidiaries, and rationalizing our organizational structure, including hiring and empowering experienced executives in critical positions including the hiring of a full time Chief Operating Officer. We believe that this has resulted in much lower overhead and the ability to build a uniform marketing strategy to build market share and further Unique Logistics’ brand recognition throughout the United States. Additionally, the Company will continuously assess its information technology environment based on emerging trends in logistics and customer requirements. The first step in this strategy is already in place: a single operating platform. We will continue to build add-on service tools that enhance our operating platform. One key area for technology focus will be the seamless delivery of e-commerce services from origin to consumer, with shipment visibility for both the customer and the customer’s consumer.

We believe that we can expand Unique Logistics’ business base, which includes three out of the 50 largest importers in the United States, by building our sales organization and the support organization to successfully deliver our brand of service.

Strategic Acquisitions

On February 21, 2023, the Company acquired all of the share capital (the “Purchased Shares”) owned by Unique Logistics Holdings Limited, a Hong Kong corporation (“ULHK”) in eight subsidiaries (the “ULHK Entities”) for $26.5 million pursuant to a Stock Purchase Agreement between the Company and ULHK, dated as of April 28, 2022, and amendments thereto dated as of December 17, 2022 and February 21, 2023 and separate Share Sale and Purchase Agreements dated September 13, 2022, as amended pursuant to amendments thereto dated as of February 21, 2023, with each of ULHK Entities, provided that the acquisition of the Purchased Shares in each of Unique Logistics International Co., Ltd (“Unique-Taiwan”) and Unique Logistics International (Vietnam) Co., Ltd. (“Unique-Vietnam”) is subject to receipt of all required governmental approvals in Taiwan and Vietnam, respectively, and the Company’s acquisition of the Purchased Shares in those entities will therefore not officially close until after such approvals are obtained. (the “ULHK Entities Acquisition”). We obtained the required Taiwan approvals on June 1, 2023, and expect to close on our acquisition of the Purchased Shares in Unique-Taiwan during the fourth quarter of calendar 2023. The Company has not yet received the required approvals in Vietnam.

At the closing of the ULHK Entities Acquisition, the Company paid $3.5 million in cash and issued promissory notes to ULHK totaling $23.0 million to purchase the Purchased Shares. The Company paid off one such promissory note in the amount of $4.5 million, which matured on March 7, 2023, using cash held by the ULHK Entities, another such promissory note in the amount of $5.0 million, which matured on April 7, 2023, using the Company’s existing cash and borrowings under the delayed draw term loan under the Financing Agreement (as defined below), and one promissory note in the amount of $5.0 million that matured on June 30, 2023, using borrowings under the delayed draw term loan under the Financing Agreement. One promissory note in the amount of $2.5 million that originally matured on June 30, 2023, was subsequently amended to extend the maturity date to October 31, 2023, one promissory note in the amount of $2.0 million matures on February 21, 2024, and one promissory note in the amount of $1.0 million matures on February 21, 2025.

In addition, the promissory notes related to the purchase price for the Purchased Shares in Unique-Taiwan and Unique-Vietnam, in the amount of $2.0 million and $1.0 million, respectively, originally matured on June 30, 2023, but were not payable until the later of July 15, 2023, or 15 days after receipt of all required or necessary government and other regulatory approvals necessary to consummate our purchase of such Purchased Shares; these promissory notes provided for no interest. We received the required approvals with respect to Unique-Taiwan on June 1, 2023 and the Company and ULHK entered into an amended and restated promissory note with respect to the Purchased Shares in Unique-Taiwan on August 31, 2023, to extend its maturity date to July 31, 2024 and to provide for interest to be accrued at an annual rate of 15%. Similarly, as of September 8, 2023, the Company and ULHK entered into an amendment to the promissory note with respect to the Purchased Shares in Unique-Vietnam that extends the maturity date of that note to 12 months after receipt of the Vietnam approvals, although as we have not received the required approvals with respect to Unique-Vietnam this note has not yet become payable, and provides for interest to be accrued at an annual rate of 15%.

The promissory notes due in 2024 (other than that related to Unique-Taiwan) and 2025 bear no interest, while the other promissory notes have an annual interest rate of 15%.

In addition to the acquisition of the ULHK Entities, the Company acquired two companies that are owned by two of the ULHK Entities in the ULHK Entities Acquisition.

The Stock Purchase Agreement also provided that the Company would be obligated to pay ULHK an earn-out payment of either $2.5 million or $2.0 million if the ULHK Entities achieve certain EBITDA-related milestones set forth therein during the 12 month-period ending June 30, 2023. Such milestone amounts were not achieved and, as a result, the Company will not be required to make the earn-out payment.

In accordance with Amendment No. 1 to the Stock Purchase Agreement. $1.0 million of the cash portion of the purchase price was used to establish a reserve against certain potential existing and contingent liabilities relating to certain of the ULHK Entities that had not been disclosed to the Company as of the date of the original Stock Purchase Agreement. To the extent that any claims related to such undisclosed liabilities are asserted on or before February 20, 2024, any amounts that the relevant ULHK Entities pay upon settlement or are found liable for by a competent court, tribunal or governmental authority will be paid to Unique Logistics up to the $1.0 million amount of the reserve. If no such claims are made then the entire $1.0 million reserve, or the amount left, if any, after deducting such settlement or liability amounts, will be released to ULHK. The Company and ULHK are still in the process of evaluating the impact of potential tax issues in Unique-Vietnam and any potential liabilities resulting therefrom that the Company would be responsible for and that would be reimbursable pursuant to the reserve. The Company and ULHK have also discussed reducing the amount of the $2.0 million promissory note due and payable on February 21, 2024, by the amount of any such liabilities in lieu of having the Company reimbursed from the monies held in reserve.

As a result of consummation of the ULHK Entities Acquisition, the Company became a party to certain agreements with the remaining stockholders of each of three of the eight ULHK Entities, one located in the United Kingdom and two located in China. Each of the stockholder agreements contains restrictive negative covenants favoring the protection of the minority stockholders party thereto. The stockholder agreements require unanimous written consent of all stockholders in the applicable ULHK Entity in order for the ULHK Entity to, among other things: (i) adopt a business plan or materially change its business; (ii) change its name or amend its organizational/governing documents; (iii) issue or create any new shares, alter the rights associated with any class of equity, consolidate, sub-divide or convert any of its equity or capital, or issue securities exercisable for or convertible into shares of the ULHK Entity; (iv) enter into a merger, amalgamation, or similar transaction, acquire ownership interests in any equity or capital of any other company or undertaking, or enter into any partnership or enter into any profit-sharing agreement other than in ordinary course of business; and (v) wind up, dissolve, or otherwise terminate its existence.

Simultaneously with the closing of the ULHK Entities Acquisition, the Company purchased the remaining 458,370 shares of the ULHK Entity located in India that were owned by Frangipani Trade Services, Inc. (“FTS”), which resulted in the Company owning all of the share capital of this ULHK Entity, pursuant to a separate Stock Purchase Agreement between the Company and FTS. FTS is owned by the Company’s President and Chief Executive Officer. In consideration for the shares, the Company issued a promissory note to FTS in the principal amount of $500,000, bearing no interest and with a maturity date of February 21, 2025.

Warehousing and Distribution

Unique Logistics has successfully established a major warehousing facility in Santa Fe Springs, California and now has in-house the management expertise (commercial as well as operational) in successfully managing such facilities. Unique Logistics has also identified a method of identifying growth opportunities by focusing on specific areas of the United States and existing well-constructed facilities where lease assumption is available with an existing customer base.

Specialized Services to U.S. Companies in Overseas Markets

Unique Logistics has several decades of experience in Asian markets such as India, Vietnam and China. Unique Logistics is constantly interacting with a United States customer base that seeks to do business in these areas but requires local expertise. We have the experience and the connections to assist United States companies with local importation, local warehousing and distribution and other local logistics and trade compliance services. We plan to build on our expertise in these three specific countries to build tailored services to U.S. customers, including in business consulting pertaining to logistics and related trade services.

Government Regulations and Security

Our industry is subject to regulation and supervision by several governmental authorities.

Operations

The U.S. Department of Transportation (“DOT”), the FAA and the U.S. Department of Homeland Security, through the Transportation Security Administration (“TSA”), have regulatory authority over our air transportation services. The Federal Aviation Act of 1958, as amended, is the statutory basis for DOT and FAA authority and the Aviation and Transportation Security Act of 2001, as amended, is the basis for TSA aviation security authority.

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

Under Department of Homeland Security regulations, we are a qualified participant in the Customs-Trade Partnership Against Terrorism program, requiring us to be compliant with relevant security procedures in our operations.

We are licensed as a customs broker by the U.S. Customs and Border Protection Agency of the Department of Homeland Security, nationally and in each U.S. customs district in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by U.S. Customs and Border Protection. In other jurisdictions in which we perform customs clearance services, we are licensed by the appropriate governmental authority where such license is required to perform these services.

We do not believe that current United States and foreign governmental regulations impose significant economic restraint upon our business operations. The regulations of foreign governments, however, can impose barriers to our ability to provide the full range of our business activities in a wholly or majority United States-owned subsidiary. For example, foreign ownership of a customs brokerage business is prohibited in some jurisdictions and, less frequently, the ownership of the licenses required for freight forwarding and/or freight consolidation is restricted to local entities. When we encounter this sort of governmental restriction, we work to establish a legal structure that meets the requirements of the local regulations while also providing the substantive operating and economic advantages that would be available in the absence of such regulation. This can be accomplished by creating a joint venture or exclusive agency relationship with a qualified local entity that holds the required license.

Environmental

We are subject to federal, state and local environmental laws and regulations across all of our business units. These laws and regulations cover a variety of processes, including, but not limited to: proper storage, handling and disposal of waste materials; appropriately managing wastewater and stormwater; monitoring and maintaining the integrity of underground storage tanks; complying with laws regarding clean air, including those governing emissions; protecting against and appropriately responding to spills and releases and communicating the presence of reportable quantities of hazardous materials to local responders. We have established site- and activity-specific environmental compliance and pollution prevention programs to address our environmental responsibilities and remain compliant. In addition, we have created several programs that seek to minimize waste and prevent pollution within our operations.

Employees and Human Capital

As of May 31, 2023, the Company had 605 employees including 592 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity incentive plan are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Insurance

The Company effectively maintains all industry-specific and business in general insurance policies and believes that it has appropriately addressed the potential risk of material losses. We currently have the following policies in place:

●	US Customs Bonds

●	Federal Maritime Commission License Bonds

●	Business Insurance

●	General Liability

●	Commercial Property (including Business Personal Property and Business Income with Extra Expense)

●	Business Auto

●	Commercial Umbrella

●	Worker’s Compensation and Employer’s Liability

●	Employment Practices Liability Insurance

●	Trade Credit Insurance

●	Cyber Security

●	Directors and Officers

●	Combined Transit Liability

●	Errors and Omissions

●	Warehouse Legal Liability

●	Marine Open Cargo Insurance

From time to time, the Company may also purchase credit insurance for certain customers, resulting in the risk of loss being limited to the accounts receivable not covered by credit insurance, which the Company does not believe to be significant.

Other Recent Developments – Agreement and Plan of Merger with Edify Acquisition Corp.

On December 18, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Edify Acquisition Corp., a Delaware corporation (“Edify”), and Edify Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Edify (“Merger Sub”). Edify is a special purpose acquisition company formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities.

The Merger Agreement and the transactions contemplated thereby (the “Transactions”) were approved by the board of directors of each of the Company, Edify, and Merger Sub. The Merger Agreement provides, among other things, that Merger Sub will merge with and into the Company, with the Company as the surviving corporation in the merger and, after giving effect to such merger, the Company will be a wholly-owned subsidiary of Edify (the “Merger”). In addition, Edify will be renamed “Unique Logistics International, Inc.”

Pursuant to the terms of the Merger Agreement, as a result of the Transactions, among other things, all outstanding shares of Common Stock and of the Company’s convertible preferred stock, par value $0.001 per share (the Preferred Stock”), will be exchanged for shares of Class A common stock, par value $0.0001 per share, of Edify. Unique Logistics’ stockholders may also be entitled to receive additional shares of Edify’s Class A common stock based primarily on the closing price per share of the Edify Class A common stock on the principal securities exchange or securities market on which shares of Edify’s Class A common stock are then traded during the seven-year period following the date that is 60 days after the closing date of the Transactions.

In this annual report on Form 10-K we refer to Edify as the new public entity following the consummation of the Transactions as the “Combined Company” and the shares of Edify’s Class A common stock following the consummation of the Transactions as the “Combined Company’s common stock.”

On March 10, 2023, in connection with the Merger Agreement and in order to finance the ULHK Entities Acquisition, Unique Logistics entered into a financing agreement (the “Financing Agreement”) and related fee letter as borrower with certain of its subsidiaries party thereto as guarantors, the lenders party thereto, CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent and administrative agent. The Financing Agreement provides for an initial senior secured term loan in a principal amount of approximately $4.2 million and a delayed draw term loan facility in principal amount of approximately $14.8 million (the “Debt Facility”), or up to an aggregate of $19.0 million.

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

Risks Related to Unique Logistics’ Industry and Business Environment

Unique Logistics’ dependence on third-party service providers may adversely impact the delivery and quality of its services, and as a result its business and operating results.

As a non-asset based provider of global logistics services, Unique Logistics depends on a variety of asset-based service providers, including air, ocean and ground freight carriers, to provide equipment and services necessary to operate its business. The quality and profitability of Unique Logistics’ services depend upon effective selection and oversight of its service providers, and therefore its dependence on third parties may impact the delivery and quality of its transportation and logistics services. Such third parties may not fulfill their obligations to Unique Logistics, or Unique Logistics’ relationship with these parties may change, which may prevent it from meeting its commitments to its customers. In addition, if Unique Logistics is unable to secure sufficient equipment or other transportation services from third parties to meet its commitments to its customers, its operating results could be materially and adversely affected, and its customers could switch to using its competitors, either temporarily or permanently, for their transportation logistics needs. Many of these risks are beyond Unique Logistics’ control, including:

●	shortages in available cargo capacity or availability, including from the continuing impacts of the COVID-19 pandemic, continuing industry consolidation among ocean freight carriers, or changes in the financial stability or operating capabilities of carriers;

●	changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service;

●	changes in regulations impacting transportation;

●	disruptions in the supply or cost of fuel;

●	increases in taxes or the cost of labor;

●	the introduction of alternative means of transporting freight; and

●	unanticipated changes in freight markets.

In addition, any determination that Unique Logistics’ third-party carriers have violated laws and regulations could seriously damage its reputation and brand, resulting in diminished revenue and profit and increased operating costs.

Further, when market demand significantly exceeds available capacity in a given market, which was, for example, the case for various services and markets in 2021 during the post-COVID market recovery, Unique Logistics may not always be able to find acceptable transportation or other service solutions to meet its customers’ needs or the routing and delivery of freight may be subject to delays that are outside of its control.

If any of these risks occur, it could have a material adverse effect on Unique Logistics’ business, results of operations and financial condition.

Economic recessions and other factors that reduce freight volumes could have a material adverse impact on Unique Logistics’ business.

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of customers, interest rate fluctuations, currency fluctuations, inflation pressures, and other economic factors beyond Unique Logistics’ control. Deterioration in the economic environment subjects Unique Logistics’ business to various risks that may have a material impact on its operating results and cause it to not reach its long-term growth goals, including the following:

●	Decrease in volumes: a reduction in overall freight volumes in the marketplace could reduce Unique Logistics’ opportunities for growth. In addition, if a downturn in Unique Logistics’ customers’ business cycles causes a reduction in the volume of freight shipped by those customers, its operating results could be adversely affected;

●	Credit risk and working capital: some of Unique Logistics’ customers may face economic difficulties and may not be able to pay their dues to Unique Logistics, and some may go out of business. In addition, some customers may not pay Unique Logistics as quickly as they have in the past, which could cause its working capital needs to increase;

●	Transportation provider failures: a significant number of Unique Logistics’ transportation providers may go out of business and it may be unable to secure sufficient equipment or other transportation services to meet its commitments to its customers; and

●	Expense management: Unique Logistics may not be able to appropriately adjust its expenses to changing market demands. In order to maintain high variability in Unique Logistics’ business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match Unique Logistics’ staffing level to its business needs. In addition, Unique Logistics has other primarily variable expenses that are fixed for a period of time, and it may not be able to adequately adjust them in a period of rapid change in market demand.

In addition, volatile market conditions can create situations where rate increases charged by carriers and other service providers are implemented with little or no advance notice. Unique Logistics often cannot pass these rate increases on to its customers in the same timeframe, if at all, which could negatively impact Unique Logistics’ yields and margins.

Higher carrier prices may result in decreased gross profit margin and increases in working capital.

Carriers can be expected to charge higher prices if market conditions warrant, including increased costs of fuel, labor shortages, increased shipping times due to supply chain disruption or in order to cover higher operating costs. Unique Logistics’ gross profits and income from operations may decrease if it is unable to pass these cost increases on to its customers. In some instances where Unique Logistics has entered into contract freight rates with customers, if market conditions change and those contracted rates are below market rates, it may be required to provide transportation services at a loss.

Climate change, including measures to address climate change, could adversely impact Unique Logistics’ business and financial results.

The long-term effects of climate change are difficult to predict and may be widespread. The potential impacts of climate change may subject Unique Logistics and its business to various risks, including physical risks (such as rising sea levels, which could affect port operations or frequency and severity of extreme weather conditions, which could disrupt its operations and damage cargo and its facilities), compliance costs and transition risks (such as increased regulation and taxation to support carbon emissions reduction investments), reputational and strategic risks due to shifts in customer demands (such as customers requiring more fuel-efficient transportation modes or transparency to carbon emissions in their supply chains), customer contractual requirements around environmental initiatives, and other adverse effects. While Unique Logistics’ non-asset-based model gives it some flexibility and ability to change locations, modes, and carriers based on evolving operating conditions, such impacts may disrupt its operations by adversely affecting its ability to procure services that meet regulatory or customer requirements, depending on the availability of sufficient appropriate logistics solutions, and may negatively affect its results of operations, cash flows and financial condition. Further, there is no assurance that alternative locations, modes, and carriers that are not so affected will be available or have adequate capacity.

In addition, the increasing public and political concern over climate change has resulted and may continue to result in more legal or regulatory requirements relating to climate change, including regulating greenhouse gas emissions, restrictions on modes of transportation, alternative energy policies, and sustainability initiatives. If legislation or regulations are enacted or promulgated in any jurisdictions in which Unique Logistics operates, that impose more stringent restrictions and requirements than its current legal or regulatory obligations, Unique Logistics may experience disruptions in, or increases in the costs associated with delivering, its services, which may negatively affect its operations, operating results, cash flows, and financial condition.

Unique Logistics operates in a competitive environment.

Competition in the transportation services industry is intense and Unique Logistics expects it to remain so for the foreseeable future. Many of Unique Logistics’ competitors have longer operating histories, greater name recognition, more employees, and significantly greater financial, technical, marketing, public relations and distribution resources than Unique Logistics does. The competitive environment may reduce Unique Logistics’ market opportunity and require it to make changes in its pricing or marketing to maintain and extend its current brand and market position. Price concessions or the emergence of other pricing or distribution strategies of competitors may diminish Unique Logistics’ revenues, impact its margins, or lead to a reduction in its market share, any of which will harm Unique Logistics’ business, prospects, and results of operations.

Unique Logistics’ earnings may be affected by seasonal changes in the transportation industry.

Results of operations for Unique Logistics’ industry generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. Historically, income from operations and earnings are lower in the first calendar quarter than in the other three quarters. Unique Logistics believes that this historical pattern has been the result of, or influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on Unique Logistics’ cash flow or results of operations, Unique Logistics expects this trend to continue and it cannot guarantee that the seasonal changes will not adversely impact it in the future. The transportation industry may also be significantly impacted by disruptions such as port congestion and the availability of transportation equipment, as well as factors such as labor shortages, fuel prices, shifts in consumer demand toward more locally sourced products, and regulatory changes. These disruptions may impact the growth rates within the global logistics industry and Unique Logistics’ ability to provide transportation services for its customers, each of which may adversely impact its results of operations and operating cash flows.

Risks Related to Unique Logistics and its Operations

Unique Logistics relies on technology to operate its business.

Unique Logistics’ continued success is dependent on its systems continuing to operate and to meet the changing needs of its customers and users. The continued automation of existing processes and usage of third-party technology and cloud network capacity will require adaptation and adjustments that may increase Unique Logistics’ exposure to cybersecurity risks and system availability reliance. Unique Logistics relies on its technology staff and vendors to successfully implement changes to and maintain its operating systems in an efficient manner. If it fails to maintain, protect, update, and enhance its operating systems, Unique Logistics may be at a competitive disadvantage and lose customers.

As demonstrated by recent material and high-profile data security breaches, computer malware, viruses, and computer hacking and phishing attacks have become more prevalent, have occurred on Unique Logistics’ systems in the past, and may occur on Unique Logistics’ systems in the future. Previous attacks on Unique Logistics’ systems have not had a material financial impact on its operations, but Unique Logistics cannot guarantee that future attacks will have little to no impact on its business.

Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, a significant impact on the performance, reliability, security, and availability of Unique Logistics’ systems and technical infrastructure to the satisfaction of its users may harm Unique Logistics’ reputation, impair its ability to retain existing customers or attract new customers, and expose it to legal claims and government action, each of which could have a material adverse impact on Unique Logistics’ financial condition, results of operations, and growth prospects.

Difficulty in forecasting timing or volumes of customer shipments or rate changes by carriers could adversely impact Unique Logistics’ margins and operating results.

Unique Logistics is not aware of any accurate means of forecasting short-term customer requirements. Long-term customer satisfaction, however, depends upon Unique Logistics’ ability to meet these unpredictable short-term customer requirements. Personnel costs, Unique Logistics’ single largest expense, are always less flexible in the very near term as Unique Logistics must staff to meet uncertain demand. As a result, its short-term operating results could be disproportionately affected.

A significant portion of Unique Logistics’ revenues is derived from customers whose shipping patterns are tied closely to consumer demand and from customers in industries whose shipping patterns are dependent upon just-in-time shipping schedules. Therefore, the timing of Unique Logistics’ revenues is, to a large degree, impacted by factors out of its control, such as a sudden change in consumer demand for retail goods, changes in trade tariffs, labor disruptions at ports, airports, terminals and rail, product launches and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter and, therefore, Unique Logistics may not learn of a shortfall in revenues until late in a quarter. To the extent that Unique Logistics’ did not expect a shortfall in revenues or earnings, any such shortfall could have an immediate and adverse effect on the trading price of Unique Logistics Shares.

Volatile market conditions, such as those following the onset of the COVID-19 pandemic, can create situations where carriers and other service providers implement rate increases with little or no advance notice. Unique Logistics often cannot pass these rate increases on to its customers in the same time frame, if at all. As a result, Unique Logistics’ yields and margins have been and may in the future be negatively impacted by the effects of volatile market conditions.

Any reduction in international commerce or disruption in global trade may adversely impact Unique Logistics’ business and operating results.

Unique Logistics provides services primarily to customers engaged in international commerce. As a result, everything that affects international trade has the potential to impact Unique Logistics’ business and adversely impact its operating results. Factors that influence international trade, which are outside of Unique Logistics’ control, include the following:

●	currency exchange rates and currency control regulations;

●	interest rate fluctuations;

●	changes and uncertainties in governmental policies and inter-governmental disputes, which could result in increased tariff rates, quota restrictions, trade barriers, and other restrictions;

●	changes in and application of international and domestic customs, trade, and security regulations;

●	wars, strikes, civil unrest, acts of terrorism, and other conflicts;

●	changes in labor and other costs;

●	labor disruptions at ports, airports, terminals and rail;

●	natural disasters and epidemics, pandemics, and other health emergencies;

●	changes in consumer attitudes regarding goods made in countries other than their own;

●	changes in the availability of credit;

●	changes in the price and readily available quantities of oil and other petroleum-related products; and

●	increased global concerns regarding working conditions and environmental sustainability.

The implementation of Unique Logistics’ business strategy will require significant capital expenditures and additional financing.

The implementation of Unique Logistics’ business strategy, including with respect to growth, will require significant expenditures of capital as well as additional financing and risks associated with interest rates Unique Logistics may seek additional funds through equity or debt financings. Unique Logistics cannot offer any assurances that any such financings will be obtained on favorable terms, or at all. Equity financings could result in dilution to existing stockholders and debt financing could result in the imposition of significant financial and operational restrictions on Unique Logistics. Unique Logistics’ inability to access adequate capital on acceptable terms could have a material adverse effect on its business, prospects, results of operations, and financial condition.

Unique Logistics derives a significant portion of its total revenues and net revenues from a small number of customers.

Revenue from three major customers as a percentage of Unique Logistics’ total revenue was approximately 19.0% and 48.0%, respectively, for the years ended May 31, 2023 and May 31, 2022. The loss of one or more of these customers would reduce Unique Logistics’ revenue and net income to the extent where this loss would have a material adverse effect on its business and operating results.

Due to its dependence on a limited number of customers, Unique Logistics is subject to a concentration of credit risk.

As of May 31, 2023, three major customers represented approximately 7.0% of all accounts receivable and no single customer represented more than 10.0% of total accounts receivable.

The same three major customers represented approximately 21.0% of all accounts receivable and no single customer represented more than 10% of total accounts receivable, as of May 31, 2022.

In the case of insolvency by one of Unique Logistics’ significant customers, Unique Logistics may not be able to collect, collect fully, or collect timely on its accounts receivable with respect to that customer, each of which could adversely affect Unique Logistics’ financial position. This concentration of credit risk makes Unique Logistics more vulnerable economically. The loss of any of these customers could materially reduce Unique Logistics’ revenues and net income, which could have a material adverse effect on its business.

Unique Logistics may not successfully manage its growth.

Unique Logistics intends to continue to grow rapidly and substantially, including by organic growth and expansion in existing markets, by making strategic acquisitions and by entering new markets. Unique Logistics may experience difficulties and higher-than-expected expenses in executing this strategy as a result of, among other things, unfamiliarity with new markets and changes in revenue and business models.

Unique Logistics’ growth will place a significant strain on its management as well as its operational and financial resources. Unique Logistics will need to continually improve existing procedures and controls as well as implement new transaction processing, operational and financial systems, and procedures and controls to expand, train and manage its employee base. Unique Logistics’ working capital needs will increase substantially as its operations grow. Failure to manage growth effectively, or obtain necessary working capital, could have a material adverse effect on Unique Logistics’ business, results of operations, cash flows, stock price, and financial condition.

Governmental, Regulatory, and Legal Risks

Unique Logistics is subject to a complex regulatory environment, and failure to comply with and adapt to these regulations could result in penalties or otherwise adversely impact its business.

Unique Logistics’ business is affected by ever-increasing regulations from a number of sources in the United States and in foreign locations in which it operates. Many of these regulations are complex and require varying degrees of interpretation, including those related to trade compliance, data privacy, employment, compensation and competition, and may require changes in Unique Logistics’ operating practices, influence the demand for, and the cost of providing, transportation services, and result in other unforeseen costs.

For example, in response to ongoing security threats, governments around the world are continuously enacting or updating security regulations. These regulations are multi-layered, increasingly technical in nature and characterized by a lack of harmonization of substantive requirements among various governmental authorities. Furthermore, the implementation of these regulations, including deadlines and substantive requirements, can be driven by regulatory urgencies rather than an industry’s realistic ability to comply.

Failure to consistently and timely comply with any applicable regulations, or the failure, breach or compromise of Unique Logistics’ policies and procedures or those of Unique Logistics’ service providers or agents, may result in increased operating costs, damage to Unique Logistics’ reputation, difficulty in attracting and retaining key personnel, restrictions on Unique Logistics’ operations, and/or fines and penalties. Further, Unique Logistics cannot predict the impact that future regulations may have on its business, and there can be no assurance that it will be able to pass on any increased costs resulting from new or changing regulations on to its customers in the form of rate increases or surcharges, and therefore its operations, revenues, and profitability may be materially and adversely affected as a result.

Unique Logistics’ contracted transportation providers are subject to increasingly stringent laws protecting the environment, including transitional risks relating to climate change, which could directly or indirectly have a material adverse effect on Unique Logistics’ business.

Future and existing environmental regulatory requirements, including evolving transportation technology, in the United States and abroad could adversely affect operations and increase operating expenses, which in turn could increase Unique Logistics’ purchased transportation costs. Unique Logistics may also incur expenses as a result of regulators requiring additional climate-related disclosures regarding its contracted transportation providers that may be labor-intensive to report on. Until the timing, scope, and extent of such possible regulation becomes known, Unique Logistics cannot predict its effect on its business, but if Unique Logistics is unable to pass such costs along to its customers, its business could be materially and adversely affected. Even without any new legislation or regulation, increased public concern regarding greenhouse gas emissions by transportation carriers could harm the reputations of companies operating in the transportation logistics industries and shift consumer demand toward more locally-sourced products and away from the services that Unique Logistics provides.

Unique Logistics’ international operations subject it to operational and financial risks.

Unique Logistics provides services within and between foreign countries on an increasing basis. Unique Logistics’ business outside of the United States is subject to various risks, including:

●	changes in tariffs, trade restrictions, trade agreements, and taxation;

●	difficulties in managing or overseeing foreign operations and agents;

●	limitations on the repatriation of funds because of foreign exchange controls;

●	different liability standards;

●	intellectual property laws of countries that do not protect Unique Logistics’ rights in its intellectual property, including, but not limited to, Unique Logistics’ proprietary information systems, to the same extent as the laws of the United States; and

●	issues related to non-compliance with laws, rules, and regulations in the countries in which Unique Logistics operates, including the U.S. Foreign Corrupt Practices Act and similar regulations. Failure to comply could result in reputational harm, substantial penalties, and operational restrictions.

The occurrence or consequences of any of these risks may restrict Unique Logistics’ ability to operate in the affected region and/or decrease the profitability of its operations in that region.

As Unique Logistics continues to expand its business internationally, it is exposed to increased risk of loss from foreign currency fluctuations and exchange controls, as well as longer accounts receivable payment cycles. Foreign currency fluctuations could result in currency exchange gains or losses or could affect the book value of Unique Logistics’ assets and liabilities. Furthermore, Unique Logistics may experience unanticipated changes to its income tax liabilities resulting from changes in geographical income mix and changing international tax legislation. Unique Logistics has limited control over these risks, and if it does not correctly anticipate changes in international economic and political conditions, it may not alter its business practices in time to avoid adverse effects.

Investigations and litigation could require management time and or incur substantial legal costs or fines, penalties or damages, any of which could adversely impact on Unique Logistics’ financial results.

As a multinational corporation, Unique Logistics is subject to formal or informal investigations from governmental authorities or others in the countries in which it does business. In addition, Unique Logistics may become subject to civil litigation with its customers, service providers and other parties with whom it does business. These investigations and litigation may require significant management time and could cause Unique Logistics to incur substantial additional legal and related costs, which may include fines, penalties or damages that could have a materially adverse impact on its financial results.

Risks Related to Unique Logistics’ Acquisition Strategy and Recent Acquisitions

Cash expenditures associated with the recent ULHK Entities Acquisition may create significant liquidity and cash flow risks for Unique Logistics.

Unique Logistics expects to incur integration costs in connection with the recent ULHK Entities Acquisition. While Unique Logistics has assumed that this level of expense will be incurred, there are many factors beyond its control that could affect the total amount or the timing of such integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. To the extent these integration expenses are higher than anticipated, Unique Logistics may experience liquidity or cash flow problems.

Unique Logistics may fail to realize all of the anticipated benefits of the ULHK Entities Acquisition and the combined company may not perform as Unique Logistics or the market expects, which could have an adverse effect on the price of the Common Stock.

The success of the recent acquisition of the ULHK Entities will depend, in part, on Unique Logistics’ ability to realize the anticipated benefits and cost savings from combining its business with that of the ULHK Entities. Risks in this regard include:

●	integrating businesses is a difficult, expensive, and time-consuming process, and the failure to successfully integrate Unique Logistics’ business with the business of the ULHK Entities in the expected timeframe would adversely affect Unique Logistics’ financial condition and results of operations;

●	the ULHK Entities Acquisition will materially increase the size of Unique Logistics’ operations, and Unique Logistics may not be able to manage its expanded operations effectively; and

●	the success of the combined company will depend upon relationships with third parties and the ULHK Entities’ or Unique Logistics’ pre-existing customers, which relationships may be affected by customer preferences or public attitudes about the ULHK Entities Acquisition, and the recent acquisition of the ULHK Entities could result in adverse changes in these relationships.

If Unique Logistics’ fails to successfully address the above risks and challenges, it may not realize the anticipated benefits and cost savings of the ULHK Entities Acquisition at all or within the expected timeframe and it may not perform as Unique Logistics or the market expects. Further, such failures could adversely affect Unique Logistics’ business, financial condition, and results of operations, as well as the market price of the Common Stock.

The obligations and liabilities of the ULHK Entities, some of which may be unanticipated or unknown, may be greater than Unique Logistics has anticipated, which may diminish the value of the ULHK Entities to Unique Logistics.

Despite the due diligence conducted by Unique Logistics and its advisers in connection with the ULHK Entities Acquisition, there may be obligations and liabilities of the ULHK Entities’ that may not have been disclosed to Unique Logistics, or may not be reflected or reserved for in the ULHK Entities’ historical financial statements, or that Unique Logistics may not have otherwise been aware of. As a result, the ULHK Entities’ obligations and liabilities may be greater than Unique Logistics has anticipated. The obligations and liabilities of the ULHK Entities could have a material adverse effect on the ULHK Entities’ business or the ULHK Entities’ value to Unique Logistics or on Unique Logistics’ business, financial condition, or results of operations. Even in cases where it is able to obtain indemnification with respect to such liabilities and obligations, Unique Logistics may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that it is responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification or alternative remedies that might be available to it, or any applicable insurance, Unique Logistics could suffer severe consequences that would substantially reduce its earnings and cash flows or otherwise materially and adversely affect its business, financial condition, or results of operations.

Unique Logistics’ past acquisitions, as well as any acquisitions that Unique Logistics may complete in the future, may be unsuccessful or result in other risks or developments that adversely affect Unique Logistics’ financial condition and results.

While it intends for its acquisitions to enhance its competitiveness and profitability, Unique Logistics cannot be certain that its past or future acquisitions will be accretive to earnings or otherwise meet its operational or strategic expectations. Special risks, including accounting, regulatory, compliance, information technology or human resources issues, may arise in connection with, or as a result of, the acquisition of an existing company, including the assumption of unanticipated liabilities and contingencies, difficulties in integrating acquired businesses, possible management distractions, or the inability of the acquired business to achieve the levels of revenue, profit, productivity or synergies Unique Logistics anticipates or otherwise perform as Unique Logistics expects on the timeline contemplated. Unique Logistics is unable to predict all of the risks that could arise as a result of its acquisitions.

In addition, if the performance of Unique Logistics’ reporting segments or an acquired business varies from Unique Logistics’ projections or assumptions, or if estimates about the future profitability of Unique Logistics’ reporting segments or an acquired business change, Unique Logistics’ revenues, earnings or other aspects of its financial condition could be adversely affected.

Unique Logistics may incur risks related to acquisition financing.

Unique Logistics has a limited amount of financial resources and its ability to make additional acquisitions without securing additional financing from outside sources is limited. In order to continue to pursue its acquisition strategy, Unique Logistics may be required to obtain additional financing. Unique Logistics may obtain such financing through a combination of traditional debt financing, the placement of debt and equity securities, or financing in exchange for accounts receivable, as under Unique Logistics’ current revolving credit facility. Unique Logistics may finance some portion of its future acquisitions by either issuing equity or by using shares of Common Stock for all or a portion of the purchase price for such businesses. In the event that the Common Stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept shares of Common Stock as part of the purchase price for the sale of their businesses, Unique Logistics may be required to use more of its cash resources, if available, in order to fund its acquisitions. If Unique Logistics does not have sufficient cash resources, it will not be able to complete acquisitions and its growth could be limited unless it is able to obtain additional capital through debt or equity financing. The terms of the Financing Agreement require that the Company obtain the consent of its lenders prior to securing additional debt financing. As a result, Unique Logistics’ ability to obtain additional debt financing could be constrained if it is unable to secure such consent.

Unique Logistics may be required to incur a significant amount of indebtedness in order to successfully implement its acquisition strategy.

Subject to the restrictions contained under the Financing Agreement, Unique Logistics may be required to incur a significant amount of indebtedness in order to complete future acquisitions. If it is not able to generate sufficient cash flow from the operations of acquired businesses to make scheduled payments of principal and interest on any such indebtedness, then Unique Logistics will be required to use its capital for such payments. This will restrict Unique Logistics’ ability to make additional acquisitions. Unique Logistics may also be forced to sell an acquired business in order to satisfy indebtedness. Unique Logistics cannot be certain that it will be able to operate profitably once it incurs any such indebtedness or that it will be able to generate a sufficient amount of proceeds from the ultimate disposition of such acquired businesses to repay any indebtedness that it incurred to make such acquisitions.

Unique Logistics may experience difficulties in integrating the operations, personnel, and assets of acquired businesses that may disrupt its business, dilute stockholder value, and adversely affect its operating results.

A core component of Unique Logistics’ business plan is to acquire businesses in the transportation and logistics industry. There can be no assurance that Unique Logistics will be able to identify, acquire or profitably manage businesses or successfully integrate acquired businesses into its existing business without substantial costs, delays, or other operational or financial problems. Such acquisitions also involve numerous operational risks, including:

●	difficulties in integrating operations, technologies, services and personnel;

●	the diversion of financial and management resources from existing operations;

●	the risk of entering new markets;

●	the potential loss of existing or acquired strategic operating partners following an acquisition;

●	the potential loss of key employees following an acquisition and the associated risk of competitive efforts from such departed personnel;

●	possible legal disputes with the acquired company following an acquisition; and

●	the inability to generate sufficient revenue to offset acquisition or investment costs.

As a result, if Unique Logistics fails to properly evaluate and execute any acquisitions or investments, its business and prospects may be seriously harmed.

In certain acquisitions, Unique Logistics may recognize non-cash gains or losses on changes in fair value of contingent consideration. Unique Logistics may include contingent consideration based on future financial performance as a portion of the purchase price of certain acquisitions. To the extent that an acquired operation underperforms relative to anticipated earnings levels, Unique Logistics will be able to set-off certain levels of future unpaid purchase price for such acquired operations. This will result in the recognition of a non-cash gain on the change in fair value of contingent consideration. In the alternative, to the extent that an acquired operation outperforms anticipated earnings levels, Unique Logistics will recognize a non-cash expense on the change in fair value of contingent consideration. These non-cash gains and expenses may have a material impact on Unique Logistics’ financial results, and the impact could be inverse to the underlying results of the acquired operation.

Claims against Unique Logistics or other liabilities it incurs relating to any acquisition or business combination may require it to seek claims against the seller for which the seller may not indemnify it or that may exceed the seller’s indemnification obligations.

There may be liabilities that Unique Logistics assumes in any acquisition or business combination that it did not discover or underestimated in the course of performing its due diligence investigation. A seller will normally have indemnification obligations to Unique Logistics under an acquisition or merger agreement, but these obligations will be subject to financial limitations, such as general deductibles and a cap, as well as time limitations. There can be no assurance that Unique Logistics’ right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope, or duration to fully offset the amount of any undiscovered or underestimated liabilities. Any such liabilities, individually or in the aggregate, could have a material adverse effect on Unique Logistics’ business, results of operations, and financial condition.

Unique Logistics may face competition from parties who sell it their businesses and from professionals who cease working for it.

In connection with its acquisitions, Unique Logistics generally obtains non-solicitation agreements from the professionals it hires, as well as non-competition agreements from senior managers and professionals. The agreements prohibit such individuals from competing with Unique Logistics during the term of their employment and for a fixed period afterwards and seeking to solicit Unique Logistics’ employees or clients. In some cases, but not all, Unique Logistics may obtain non-competition or non-solicitation agreements from parties who sell it their business or assets. Certain activities may be carved out of or otherwise may not be prohibited by these arrangements. Unique Logistics cannot be sure that one or more of the parties from whom it acquires assets or a business or who do not join Unique Logistics or leave its employment will not compete with it or solicit its employees or clients in the future. Even if ultimately resolved in Unique Logistics’ favor, any litigation associated with the non-competition or non-solicitation agreements could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating Unique Logistics’ business. Moreover, states and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees.

Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, Unique Logistics may not pursue legal remedies if it determines that preserving cooperation and a professional relationship with the former employee or his or her clients, or other concerns, outweigh the benefits of any possible legal recourse or the likelihood of success does not justify the costs of pursuing a legal remedy. Such persons, because they have worked for Unique Logistics or a business that it acquires, may be able to compete more effectively with Unique Logistics, or be more successful in soliciting its employees and clients, than unaffiliated third parties.

Unique Logistics’ failure to continue to attract, train, or retain highly qualified personnel could harm its business.

Unique Logistics’ success depends on its ability to attract, train, and retain qualified personnel, specifically those with management, customer development and general logistics industry skills. Competition for such personnel is intense. If Unique Logistics does not succeed in attracting new personnel or retaining and motivating its current personnel, its business could be harmed.

Unique Logistics’ indebtedness could adversely impact its financial condition and results of operations.

Significant adverse economic and industry conditions could negatively affect Unique Logistics’ ability to pay principal and interest on its debt and limit its ability to fund working capital, capital expenditures, possible acquisitions, dividends, share repurchases, or other investments. If Unique Logistics is unable to generate sufficient cash flows to satisfy its debt obligations or refinance these debt obligations with commercially acceptable terms, it may adversely impact Unique Logistics’ financial position and results of operations. Further, Unique Logistics may be unable to comply with the various restrictions and covenants under its indebtedness, which may result in default and its outstanding indebtedness may become immediately due and payable and adversely impact its financial position.

Unique Logistics may be adversely impacted by changing interest rates.

We are exposed to changes in interest rates as all of our debt, except the promissory notes that we issued to ULHK in the ULHK Entities Acquisition, includes variable interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, economic conditions, and other factors beyond our control. A significant increase in interest rates could adversely impact Unique Logistics’ financial position and results of operations.

COVID-19 significantly impacted worldwide economic conditions and global trade and may continue to have a disruptive effect on Unique Logistics’ operations, and the operations of its service providers and our customers, which may further impact its business.

Unique Logistics may be impacted by residual effects of the COVID-19 pandemic or a new and similarly disruptive global health emergency. In early 2020, COVID-19 was declared a global health emergency and later declared a global pandemic by the World Health Organization, prompting governments around the world to mandate lockdowns and other restrictions that had direct impacts on international trade. The COVID-19 pandemic and various government reactions to it contributed to shortages of labor and capacity, and increased costs that continue to impact our operations. While the World Health Organization ended the global emergency status for COVID-19 on May 5, 2023, the United States and numerous other countries have ended their COVID-19 states of emergency, and most COVID-19 restrictions have been eased or discontinued entirely, a resurgence of COVID-19 remains a possibility and could result in the re-imposition of such restrictions. There is no guarantee that a continuation or resurgence of COVID-19 or a variant thereof, or a similarly disruptive health emergency, would not impact Unique Logistics. Any significant disruption on the scale of the COVID-19 pandemic over an extended period could negatively affect Unique Logistics’ business and financial results. Such a disruption could also have the effect of heightening many of the other risks described in this proxy statement/consent solicitation statement/prospectus.

Unique Logistics is subject to negative impacts of changes in political and governmental conditions, particularly with respect to its operations in China.

Unique Logistics’ operations are subject to the influences of significant political, governmental, and similar changes and Unique Logistics’ ability to respond to them, including:

●	changes in political conditions and in governmental policies;

●	changes in and compliance with international and domestic laws and regulations; and

●	wars, civil unrest, acts of terrorism, and other conflicts, including rising tensions between the United States and China.

Unique Logistics has a customer base in the United States that is significantly dependent on trade and commerce with China (including Hong Kong). Moreover, as a result of the ULHK Entities Acquisitions Unique Logistics has majority owned subsidiaries in China and Hong Kong. Geopolitical factors may compel United States companies to shift their purchases and sales from China to other parts of the world. Such transition may be disruptive to the business of Unique Logistics. While its diverse network of subsidiaries and independent agents mitigates the risk, somewhat, of losing business in the long term, there is a significant risk that production may shift to areas of the globe where Unique Logistics cannot effectively service its customers.

Should relations between China and United States deteriorate significantly, Unique Logistics faces the following additional risks:

●	loss of revenue in its China and Hong Kong based companies;

●	inability to repatriate local profits from these companies;

●	impairment of assets in China and Hong Kong, including non-recovery of local trade receivables;

●	security of its local employees, including any expatriate employees; and

●	security of data and confidential information in its offices.

Unique Logistics may be subject to negative impacts of catastrophic events.

A disruption or failure of Unique Logistics’ systems or operations in the event of a major earthquake, weather event, cyber-attack, heightened security measures, actual or threatened, terrorist attack, strike, civil unrest, pandemic, or other catastrophic event could cause delays in providing services or performing other critical functions. A catastrophic event that results in the destruction or disruption of any of Unique Logistics’ critical business or information systems could harm Unique Logistics’ ability to conduct normal business operations and adversely impact its operating results.

Risks Related to the Merger Agreement and the Merger

Any indebtedness under the Financing Agreement could adversely affect Unique Logistics’ financial position and its ability to raise additional capital and prevent it from fulfilling its obligations.

In order to finance the ULHK Entities Acquisition and in accordance with the terms of the Merger Agreement, Unique Logistics has entered into the Financing Agreement. The Financing Agreement provides for two term loans in an aggregate amount of up to $19.0 million. Any indebtedness incurred pursuant to the Financing Agreement may:

●	limit Unique Logistics’ ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;

●	require Unique Logistics to use a portion of its cash flow from operations to make debt service payments instead of other purposes, thereby reducing the amount of cash flow available for future working capital, capital expenditures, acquisitions, or other general business purposes, as well as for the payment of dividends on its stock owned by the Combined Company, which will be the Combined Company’s sole source of revenue after consummation of the Transactions;

●	limit Unique Logistics and the Combined Company’s flexibility to plan for, or react to, changes in their business and industry;

●	increase Unique Logistics and the Combined Company’s vulnerability to the impact of adverse economic, competitive and industry conditions; and

●	increase Unique Logistics’ and the Combined Company’s cost of borrowing.

Any loans pursuant to the Financing Agreement will be secured by substantially all of Unique Logistics’ assets. In addition, the Debt Facility contains, and any agreements governing Unique Logistics’ or the Combined Company’s future indebtedness may contain, restrictive covenants that may limit their ability to engage in activities that may be in their long-term best interests. These restrictive covenants include, among others, financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. Unique Logistics’ or the Combined Company’s failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of substantially all of Unique Logistics’ or the Combined Company’s debt.

Unique Logistics has incurred and expects to incur significant costs associated with the Merger, which could have a material adverse impact on our financial condition. Whether or not we complete the Merger, the incurrence of these costs will reduce the amount of cash that we have available for other corporate purposes.

Unique Logistics expects to incur significant costs associated with the Merger. Even if we do not complete the Merger, we expect to incur approximately $8.2 million in expenses, $1.1 million of which we have incurred to date. These expenses will reduce the amount of cash that we have available for other corporate purposes regardless of whether if we complete the Merger. Further, the completion of the Merger depends on the satisfaction of specified conditions, including the requisite approval of Edify’s stockholders and that Edify hold net tangible assets of at least $5,000,001 immediately prior to the closing of the Transactions, net of Edify’s redemption of any shares of its Class A common stock. There is no guarantee that these conditions will be met. If the Merger is not completed, these expenses could have a material adverse impact on our financial condition because we would not have realized the expected benefits for which these expenses were incurred.

Unique Logistics is subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on our employees and third parties with which we do business may have an adverse effect on Unique Logistics. These uncertainties may impair Unique Logistics’ ability to retain and motivate key personnel and could cause third parties that deal with us to defer entering into contracts or making other decisions or seek to change existing business relationships. If key employees depart because of uncertainty about their future roles and the potential complexities of Merger, Unique Logistics’ business could be harmed.

Some provisions of Delaware law and the Combined Company’s certificate of incorporation and bylaws that will be in effect upon the completion of the Merger may deter third parties from acquiring the Combined Company and diminish the value of the Combined Company’s common stock.

The Combined Company will be a Delaware corporation and governed by an amended and restated certificate of incorporation and amended and restated bylaws that will be in effect upon consummation of the Merger. The Combined Company’s certificate of incorporation and bylaws that will be in effect upon the completion of the Merger will provide for, among other things:

● the ability of the Combined Company’s board of directors to issue one or more series of Preferred Stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire the Combined Company or otherwise effect a change in control;

● advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings; and

● certain limitations on convening special stockholder meetings.

In addition, the Combined Company has not opted out of Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:

● prior to such time, the board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

● upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of voting stock outstanding at the time the transaction commenced, excluding certain shares; or

● at or subsequent to that time, the business combination is approved by Unique Logistics’ board of directors and by the affirmative vote of holders of at least two-thirds of the votes of Unique Logistics’ outstanding voting stock that is not owned by the interested stockholder.

Generally, a “business combination” includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 15% or more of the votes of the corporation’s outstanding voting stock. For purposes of this provision, “voting stock” means any class or series of stock entitled to vote generally in the election of directors.

Under certain circumstances, this provision will make it more difficult for a person who would be an “interested stockholder” to effect various business combinations with the Combined Company for a three-year period. This provision may encourage companies interested in acquiring the Combined Company to negotiate in advance with its board of directors because the stockholder approval requirement would be avoided if the Combined Company’s board of directors approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder. These provisions also may have the effect of preventing changes in the Combined Company’s board of directors and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests.

These provisions in the Combined Company’s certificate of incorporation and bylaws, as well as Delaware law, may discourage, delay or prevent a transaction involving a change in control of the Combined Company that is in the best interest of its minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of the Combined Company’s common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to the Combined Company’s board of directors and take other corporate actions.

A market for the Combined Company’s securities may not continue, which would adversely affect the liquidity and price of the Combined Company’s securities.

Following the Merger, the price of the Combined Company’s securities may fluctuate significantly due to the market’s reaction to the Merger and general market and economic conditions. An active trading market for the Combined Company’s securities following the Merger may never develop or, if developed, it may not be sustained. In addition, the price of the Combined Company’s securities after the Merger can vary due to general economic conditions and forecasts, the Combined Company’s general business condition and the release of the Combined Company’s financial reports. Additionally, if the Combined Company’s securities become delisted from the Nasdaq Stock Market LLC (“Nasdaq”) for any reason and are quoted on the OTC Markets Group quotation system, which is not a national securities exchange, the liquidity and price of the Combined Company’s securities may be more limited than if the Combined Company’s securities were listed on Nasdaq or another national securities exchange. Investors may be unable to sell their securities in the Combined Company unless a market can be established or sustained.

If the Merger’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of the Combined Company’s securities may decline.

If the benefits of the Merger do not meet the expectations of investors, stockholders or securities analysts, the market price of the Combined Company’s securities following the consummation of the Merger may decline. The market values of the Combined Company’s securities at the time of the Merger may vary significantly from their prices on the date that the Merger Agreement was executed, the date of the filing of this annual report on Form 10-K, or any future date.

In addition, following the Merger, fluctuations in the price of the Combined Company’s securities could contribute to the loss of all or part of your investment. To date there has not been an active public market for the Common Stock and trading in shares of Edify’s Class A common stock has not been active. Accordingly, the valuation ascribed to Unique Logistics and Edify’s Class A common stock in the Merger may not be indicative of the price that will prevail in the trading market following the Merger.

The trading price of the Combined Company’s common stock following the Merger may fluctuate substantially and may be lower than the current price of our common stock. Even if an active market for the Combined Company’s securities develops and continues, the trading price of the Combined Company’s securities following the Merger could be volatile and subject to wide fluctuations. The trading price of the Combined Company’s common stock following the Merger will depend on many factors, including those described in this “Risk Factors” section, many of which are and will be beyond Unique Logistics’ and the Combined Company’s control and may not be related to the Combined Company’s operating performance. These fluctuations could cause you to lose all or part of your investment in the Common Stock as you might be unable to sell your shares of the Combined Company’s Class A common stock at or above the price attributed to them in the Merger. Any of the factors listed below could have a material adverse effect on your investment in the Combined Company’s securities and the Combined Company’s securities may trade at prices significantly below your investment in them. In such circumstances, the trading price of the Combined Company’s securities may not recover and may experience a further decline.

Factors affecting the trading price of the Combined Company’s securities following the Merger may include:

● market conditions in the broader stock market in general, or in Unique Logistics’ industry in particular;

● actual or anticipated fluctuations in the Combined Company’s quarterly financial results or the quarterly financial results of companies perceived to be similar to the Combined Company;

● changes in the market’s expectations about the Combined Company’s operating results;

● the public’s reaction to the Combined Company’s press releases, other public announcements and filings with the SEC;

● speculation in the press or investment community;

● actual or anticipated developments in the Combined Company’s business, competitors’ businesses or the competitive landscape generally;

● the Combined Company’s operating results failing to meet the expectation of securities analysts or investors in a particular period;

● the timing of the achievement of objectives under Unique Logistics’ business plan and the timing and amount of costs it incurs in connection therewith;

● changes in financial estimates and recommendations by securities analysts concerning the Combined Company or the market in general;

● operating and stock price performance of other companies that investors deem comparable to the Combined Company;

● changes in laws and regulations affecting the Combined Company’s business;

● commencement of, or involvement in, litigation or investigations involving the Combined Company;

● changes in the Combined Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

● the volume of the Combined Company’s common stock available for public sale;

● any major change in the Combined Company’s board of directors or management;

● sales of substantial amounts of the Combined Company’s common stock by its directors, officers or significant stockholders or the perception that such sales could occur;

● general economic and political conditions such as recessions, interest rates, “trade wars,” pandemics (such as COVID-19) and acts of war or terrorism; and

● other risk factors discussed in this “Risk Factors” section.

Broad market and industry factors may materially harm the market price of the Combined Company’s securities irrespective of its operating performance. The stock market in general and Nasdaq in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the Combined Company’s securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to the Combined Company’s could depress the market price of the Combined Company’s common stock regardless of its business, prospects, financial condition or results of operations. Broad market and industry factors, including, most recently, the impact of the COVID-19 and any other pandemics, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of the Combined Company’s common stock, regardless of its actual operating performance. These fluctuations may be even more pronounced in the trading market for the Combined Company’s common stock shortly following the Merger. A decline in the market price of the Combined Company’s securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

Furthermore, the trading price of the Combined Company’s common stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if the Combined Company’s common stock declines or otherwise exhibits volatility, and their activities can negatively affect the Combined Company’s stock price and increase the volatility of its stock price.

In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against the Combined Company, could result in substantial costs and a diversion of management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that the Combined Company make significant payments.

If, following the Merger, securities or industry analysts do not publish or cease publishing research or reports about the Combined Company, its business, or its market, or if they change their recommendations regarding the Combined Company’s common stock adversely, then the price and trading volume of the Combined Company’s common stock could decline.

The trading market for the Combined Company’s common stock will be influenced by the research and reports that industry or securities analysts may publish about it, its business and operations, its market, or its competitors. Securities and industry analysts do not currently, and may never, publish research on Edify. If no securities or industry analysts commence coverage of the Combined Company, the Combined Company’s stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover Edify change their recommendation regarding the Combined Company’s stock adversely or provide more favorable relative recommendations about Edify’s or the Combined Company’s competitors, the price of the Combined Company’s common stock would likely decline. If any analyst who may cover Edify were to cease coverage of the Combined Company or fail to regularly publish reports on it, it could lose visibility in the financial markets, which could cause the Combined Company’s stock price or trading volume to decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Unique Logistics’ corporate headquarters is located at 154-09 146th Avenue, Jamaica, NY 11434. We lease this space, consisting of 2,219 square feet, pursuant to a lease agreement that expires on April 30, 2024.

We lease 37 properties around the world, which we use as office space and, with respect to our leased property in Santa Fe Springs, California, as office and warehouse space. We consider our Sante Fe property, at 110,791 square feet, to be the only significant property that Unique Logistics leases.

We use our leased properties for office and warehouse purposes, and we believe that our current warehouse and office spaces are adequate for our immediate needs. We may require additional space as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if and when we require them.

Item 3. Legal Proceedings.

The Company is not involved in any disputes and does not have any litigation matters pending that believes could have a materially adverse effect on its financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the Company’s executive officers or any of its subsidiaries, threatened against or affecting, the Company, the Common Stock, any of our subsidiaries or of the Company’s or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

From time to time, however, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties, and an adverse result in any such matters may arise from time to time that may harm our business.

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded on the Pink tier of the OTC Markets under the trading symbol “UNQL.”

Authorized Capital

The Company is authorized by its Articles of Incorporation to issue an aggregate of 800,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, of which 130,000 shares are designated as Series A Preferred Stock, 870,000 shares are designated as Series B Preferred Stock, 200 shares are designated as Series C Convertible Preferred Stock, and 200 shares are designated as Series D Convertible Preferred Stock. As of September 14, 2023, 799,141,770 shares of Common Stock were issued and outstanding, 120,065 shares of Series A Preferred Stock were issued and outstanding, 820,800 shares of Series B Preferred Stock were issued and outstanding, 195 shares of Series C Convertible Preferred Stock were issued and outstanding, and 180 shares of Series D Convertible Preferred Stock were issued and outstanding,

Holders of Common Equity

As of September 14, 2023, the Company had 72 stockholders of record.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities during the year ended May 31, 2023, that were not registered under the Securities Act of 1933, as amended, and were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of May 31, 2023 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2020 Equity Incentive Plan	-	-	-

Total	-	-	-

Transfer Agent

We have appointed Securities Transfer Corporation (“AST”) as the transfer agent for the Common Stock. The principal office of STC is located at 2901 N Dallas Parkway Suite 380 Plano, Texas 75093, and its telephone number is (469) 633-0101.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview and Recent Developments

The Company is a global logistics and freight forwarding company.

Unique Logistics provides a range of international logistics services that enable its customers to outsource to the Company sections of their supply chain process. Our global network of trained employees and integrated information systems seamlessly manage the services we provide. We enable our customers to share data regarding their international vendors and purchase orders with us, execute the flow of goods and information under their operating instructions, provide visibility to the flow of goods from factory to distribution center or store and, when required, update their inventory records.

Our range of services can be categorized as follows:

●	Air freight services

●	Ocean freight services

●	Customs brokerage and compliance services

●	Warehousing and distribution services

●	Order management

As discussed above, on February 21, 2023, the Company completed the acquisition of all of the share capital owned by ULHK in eight subsidiaries for $26.5 million. In addition to the acquisition of the shares in the ULHK Entities, Unique Logistics acquired two companies that are owned by two of the ULHK Entities. Acquisition of these entities is expected to have a material favorable impact on revenues and consolidated income of the Company going forward.

Market and Business Trends

Unique Logistics’ fiscal year 2023 that commenced June 1, 2022, can be considered its first fiscal year in the post COVID-19 period. The impact of COVID-19 in the previous two fiscal years resulted in an initial drop in shipping volumes and then the post COVID-19 surge in shipping volumes including all related logistics challenges.

Market conditions trended towards a slowdown in shipping in fiscal 2023. This slowdown significantly impacted Unique Logistics in the year ended May 31, 2023. The impact was particularly severe in the air freight sector. The uncertainty created by inflation and high inventory levels coupled with the fact that Unique Logistics’ third fiscal quarter is traditionally a slow period due to shipping market seasonality, has resulted in lower shipping volumes and lower shipping costs. Lower shipping costs result in lower revenue for Unique Logistics. We believe, however, that Unique Logistics is positioned to improve net revenue yield through improved procurement; we have also added to our customer base in the last 15 months, which will mitigate the impact of a declining shipping market.

Demand for space by ocean freight and air freight from United States importers surged in the period June 2021 through December 2021 as retailers increased inventory in anticipation of the post COVID-19 resurgence. This surge coupled with the impact of COVID-19-related factory lockdowns in Vietnam resulted in logistics disruptions and ultimately unprecedented congestion in United States ports and airports. Air cargo charters, including passenger aircrafts converted to cargo charter flights, were heavily in demand in the second half of 2021 and pricing of all shipping methods increased to unprecedented levels. The demand for shipping started slowing down in early 2022 and the price of shipping has been on a declining trend since then. Many United States retailers found themselves with excessive inventory by the middle of 2022 and temporary corrections resulted in over-capacity of space on aircrafts and shipping vessels resulting in a softer logistics market from May 2022 through June 2023, with shipping volumes starting to increase thereafter. While shipping volumes have increased beginning in July 2023, the over-capacity continues to impact net revenues because in more competitive market conditions our customers receive from competitors offers for the services that we provide at lower rates, resulting in margin pressure.

During the year ended May 31, 2022, Unique Logistics experienced not just a surge in volume but due to the elevated cost of shipping, revenues increased tremendously, while net revenue or gross profit as a percentage of gross revenue declined. In the year ended May 31, 2023, by comparison, volumes declined and per unit revenue declined due to lower shipping costs and, correspondingly, the rates we charged our customers.

We believe that, overall, Unique Logistics is well positioned to grow its business in the post COVID-19 era as it continues to build its customer base, increases in gross margins and profitability, and makes strategic plans for organic growth and through the targeted acquisitions. We are expanding our sales organization, locking in procurement strategies, and receiving positive feedback from our existing customers regarding their future shipping needs. Further, the ULHK Entities Acquisition has increased our local sales and marketing presence in important new markets such as India, China, Hong Kong and Vietnam and, we believe, positions the Company for business growth in these new areas. We expect that some of the growth in business in these areas, along with reducing certain of our costs in these countries, will result in additional services in the United States in relation to exports, warehousing and delivery to meet the service needs in the United States of customers located in such countries.

Results of Operations

Revenue

For the years ended May 31, 2023, and 2022, Unique Logistics’ revenue by product line was as follows:

	For the Year Ended May 31, 2023	For the Year Ended May 31, 2022	$ change	% change
Revenues
Air freight	$80,971,563	$499,024,643	(418,053,080)	(83.8)%
Ocean freight	181,432,206	446,977,162	(265,544,956)	(59.4)%
Contract logistics	3,217,479	3,491,489	(274,010)	(7.8)%
Customs brokerage and other services	59,997,244	64,993,386	(4,996,142)	(7.7)%
Total revenues	$325,618,492	$1,014,486,680	(688,868,188)	(67.9)%

The 67.9% decrease in total revenue for the year ended May 31, 2023 compared to the year ended May 31, 2022, is primarily due to decreases of 83.9% in air freight revenue and 59.4% in ocean freight revenue; decreased revenues from our contract logistics and customs brokerage operating segments also contributed to the decrease in total revenues.

The decline in air freight revenue was primarily due to a volume reduction of approximately 80.0% over the comparable period of 2022, which accounted for 95.0% of the decline in air freight revenue year-over-year, due to a decrease in demand. During the year ended May 31, 2022, demand for air freight was so much greater than historical levels due to the rebound of post-COVID buying that the Company was operating dedicated air cargo charters for its customers to meet the increased demand. The air charter program was an agreement with several major airlines to add a substantial number of charter flights for the peak season period of August 1, 2021, through December 31, 2021. The agreements terminated, and the charter flights ended, in December 2021 (the third quarter of our 2022 fiscal year). A pricing reduction of approximately 26.0% year-over-year, also due to a decrease in demand, accounted for the remainder of the decrease in air freight volume.

The decline in ocean freight revenue was due to a volume reduction of approximately 44.1% and a pricing reduction of approximately 34.8% during the year ended May 31, 2023, compared to the prior fiscal year, which were responsible for 25.0%% and 75.0%% of the decline in air freight revenue year-over-year, in each case due to decreases in demand. With respect to the decrease in volume in particular. Overall shipping volumes have been experiencing a steady global decline in the past 15 months, with additional ocean freight capacity available, putting further pressure on pricing.

Going forward, management is expecting both the air and the ocean freight business to steadily improve in terms of volumes and to remain stable in terms of pricing in the second half of calendar 2023 based on the customer projections and secured customer commitments received to date. The Company also expects revenues from the ULHK Entities to have a positive impact on revenues for the interim periods and the full fiscal year ending May 31, 2024.

Costs and Operating Expenses

Cost of freight and other operating expenses were $315.2 million for the year ended May 31, 2023, compared to $998.0 million for the year ended May 31, 2022, a reduction of 68.4%, primarily as a result of the reduction in shipping volumes in air freight and ocean freight, as discussed above. In particular, air freight costs were 85.4% lower and ocean freight costs were 61.6% lower during the year ended May 31, 2023, compared with the year ended May 31, 2022.

Other operating and administrative expenses were $25.8 million and $26.4 million, respectively, for the years ended May 31, 2023 and 2022, a 2.3% decrease year-over-year, primarily due to a $3.8 million, or 56.7%, reduction in selling and promotional costs due to lower sales that reduced the commissions we paid to our sales staff and the lack of any bad debt expense during the year ended May 31, 2023, compared to bad debt expense of $2.5 million during the year ended May 31, 2022. The bad debt expense during fiscal 2022 resulted from the Company recording a specific provision against several specific customer balances that are currently in dispute. There were no such customer balances identified during the year ended May 31, 2023. These reductions were offset by a $3.6 million, or 31.0%, increase in salaries and related costs and a $1.1 million, or 52.2%, increase in rent and occupancy costs during the year ended May 31, 2023 compared to the year ended May 31, 2022. The increase of $3.6 million in salaries and related costs year-over-year is due to the addition of salaries and related costs for the employees of our new subsidiaries acquired in the ULHK Entities Acquisition, new hires and promotions. Rent and occupancy expenses increased approximately $1.0 million year-over-year due to an approximately 50.0% increase in the rental rates under the renewed lease for our warehouse facility and our leasing of new office space during fiscal 2023 as the Company expanded globally. The Company doesn’t expect significant increases in rent and occupancy expenses going forward.

Gross Margin

Although revenue and direct costs both decreased during the year ended May 31, 2023 compared to the year ended May 31, 2022, the gross margin as a percentage of revenue increased from 4.2% to 11.1% year over year. This increase was primarily the result of our adoption of better planning and procurement practices, synergies achieved with recently acquired entities in strategic markets, better alignment and retention with our existing customers and positive contributions from our recently upgraded sales and customer service teams. Gross margin is an important measurement of the logistics company efficiency and profitability. The Company is focused on this and other measures when making strategic decisions and investments.

Other Income (Expenses)

For the year ended May 31, 2023, other expenses were $0.9 million and consisted of interest expense of $3.8 million from our operating line of credit with TBK Bank, SSB, offset by the gain recognized on change in valuation of contingent consideration in the amount of $1.8 million, which represents the reversal of a previously-recorded earn-out provision as part of ULHK Entities Acquisition as we determined after closing that the milestones that would have triggered the payment had not been met, a $0.9 million gain in fair value of derivative liabilities related to the antidilution provision imbedded in the Preferred Stock and $0.3 million in other gains recorded by the ULKH Entities.

For the year ended May 31, 2022, other expenses were $10.6 million and consisted primarily of interest expense of $5.6 million and a $4.0 million loss in fair value of derivative liabilities related to the antidilution provisions imbedded in the Preferred Stock.

The $0.9 gain in the fair value of derivative liabilities during the year ended May 31, 2023 compared to the $4.0 million loss for year ended May 31, 2022, is due to recognition of derivative liability for the first time during the quarter ended February 28, 2022. Interest expense decreased year-over-year primarily due to our reduced borrowing on our operating line of credit in order to support our operations due to lower shipping volumes and a decline in the costs of freight services during fiscal 2023 as compared to the previous year.

Net Income

Net income was $8.2 million for the year ended May 31, 2023, compared to $3.5 million for the year ended May 31, 2022. Net income attributable to common shareholders was $8.2 million during the year ended May 31, 2023 compared to net loss available to common shareholders of $1.0 million for the year ended May 31, 2022, due to a deemed dividend of $4.6 million recorded as a result of the Company exchanging $3.9 million of convertible notes into Series C Convertible Preferred Stock and Series D Convertible Preferred Stock on December 10, 2022.

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

The following table summarizes the Company’s total current assets, liabilities and working capital at the dates indicated:

	May 31, 2023	May 31, 2022	Change
Current Assets	$60,326,985	$108,543,031	$(48,216,046)
Current Liabilities	52,448,603	104,367,590	(51,918,987)
Net Working Capital	$7,878,382	$4,175,441	$3,702,941

As of May 31, 2023, the Company reported positive net working capital of $7.9 million compared to $4.2 million as of May 31, 2022. The increase in working capital is a result of net income of $8.2 million during the year ended May 31, 2023 compared with $3.5 million for the year ended May 31, 2023 and 2022, as well as the Company’s positive cash flows from operations of $42.4 million for the year ended May 31, 2023 compared with cash used in operations of $33.5 million for the year ended May 31, 2022.

In addition, working capital improved significantly during the final quarter of fiscal 2023. Subsequent to the ULHK Entities Acquisition on February 21, 2023, the Company improved its working capital by either repaying certain of the loans with cash from the acquired entities or restructuring the due date of such loans. At the time of the acquisition, the Company paid $3.5 million in cash and assumed further $23.8 million as current liabilities and $1.5 million in noncurrent liabilities by either issuing promissory notes to ULHK and FTS or by recognizing contingent liabilities at fair value on its balance sheet as of February 28, 2023. We recorded $3.8 million of the purchase price as goodwill, $6.5 million as intangibles and $10.9 million as equity method investments. We classified all of these assets as noncurrent assets while recording most of the liabilities associated with the acquisition as current liabilities, resulting in a temporary negative impact on working capital. Since the acquisition, during its last fiscal quarter, the Company has paid off $10.3 million of the promissory notes issued to ULHK, restructured $7.3 million in current liabilities into long term debt and eliminated contingent liabilities in the amount of $1.8 million, leaving the balance of the current debt due to ULHK at $4.5 million on May 31, 2023 a reduction of $19.3 million in current portion of long term debt since the acquisition.

As discussed in “Item 1. Business,” on March 10, 2023, we entered into the Financing Agreement, which provides for an initial senior secured term loan in a principal amount of approximately $4.2 million and a delayed draw term loan facility in principal amount of approximately $14.8 million, or up to an aggregate of $19.0 million. On June 30, 2023, the Company drew additional funds on this line in the amount of $5.3 million for repayment of short-term notes, leaving available balance at $9.5 million. The Company intends to use the remaining available balance to pay any deferred expenses relating to the Transaction. The debt related to the Financing Agreement will be classified as a noncurrent liability, which will have a positive effect on our working capital.

In addition, the Company maintains its operating line of credit with TBK Bank, SSB, under which TBK Bank will, from time to time, buy approved receivables from Unique Logistics, that has a credit limit up to $47.5 million (“TBK Facility”). The prior TBK Facility matured on May 31, 2023, and on July 25, 2023 we entered into an agreement with TBK Bank to renew the TBK Facility with a credit limit of up to $25.0 million. We believe that the funds available under the current TBK Facility, together with cash flows generated by operating activities, will provide the Company with the cash required to support its ongoing operations.

While we continue to execute our strategic plan, growing Unique Logistics and our customer base, management is focused on managing cash and monitoring the Company’s liquidity position. We have implemented several initiatives to conserve our liquidity position, including activities such as increasing credit facilities, when needed, reducing the cost of debt by obtaining more favorable financing, controlling general and administrative expenditures, and improving our cash collection processes. Many of the aspects of the liquidity plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful, which could have a material adverse effect on our operating results, financial condition, and liquidity. Negative operating capital may be an indicator that there could be a going concern issue, but based on its evaluation of the Company’s projected cash flows and business performance as of and subsequent to May 31, 2023, management has concluded that the Company’s current cash and cash availability under the TBK Facility as of May 31, 2023, would be sufficient to fund its planned operations and alleviates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the consolidated financial statements were issued.

Cash generated and used by the Company during the years ended May 31, 2023 and 2022 was as follows:

	For the Year Ended, May 31, 2023	For the Year Ended, May 31, 2022	Change
Net cash provided by (used in) operating activities	$34,055,608	$(33,504,739)	67,560,347
Net cash provided by (used in) investing activities	10,523,976	(72,001)	10,595,977
Net cash provided by (used in) financing activities	(39,260,997)	34,746,518	(74,007,515)
Effect of exchange rate on cash and equivalents	3,258	-	3,258
Net increase in cash and cash equivalents	$5,321,845	1,169,778	4,152,067

Operating activities provided cash of $34.1 million during the year ended May 31, 2023 compared to net cash used by operating activities of $33.5 million during the year ended May 31, 2022. The primary reason for the cash provided during 2023 was the $86.7 million collection on accounts receivable and contact assets, offset by a $38.1 million reduction in accounts payable and accrued freight. It should be noted that during the year ended May 31, 2022, the Company repurchased approximately $30.0 million of previously factored accounts receivable. This repurchase created a negative impact on the operating cash flow that was fully offset by a positive cash flow impact from the investing activities as the Company borrowed cash to repurchase these receivables.

Investing activities provided cash of $10.5 million during the year ended May 31, 2023 compared to cash used of $0.1 million during the year ended May 31, 2022. During the year ended May 31, 2023, investing activities consisted of $8.8 million of cash received from the acquisition of the ULHK Entities and recognition of the equity method investments (investments in non-consolidated subsidiaries) net of cash paid and acquired in the amount of $2.0 million, offset by the cash used for purchases of equipment in the amount of $0.3 million.

Financing activities used cash of $39.3 million during the year ended May 31, 2023, primarily as a result of our repayment of $30.1 million on the TBK Facility offset by borrowing $4.0 million in the form of a term debt and repayment of related party notes during the year in the amount of $10.7 million. Financing activities provided cash in the amount of $34.7 million during the year ended May 31, 2022, primarily because of borrowing of $38.0 million under the TBK Facility during the year when the cost of freight increased significantly in the post-COVID period of unprecedented demand and the record high prices as well as $2.0 million of proceeds from notes payable. These increases were offset by repayments of notes payable and related party debt of $4.5 million.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our consolidated financial statements, the areas that are particularly significant include revenue recognition; the fair value of acquired assets and liabilities; fair value of contingent consideration; the assessment of the recoverability of long-lived assets, goodwill and intangible assets; and leases.

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

For the years ended May 31, 2023 and 2022, we conducted an annual review of impairment of goodwill and intangible assets and did not identify any impairment.

Unique Logistics has identified derivative instruments arising from an antidilution provision in the Preferred Stock. Each reporting period, the embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “change in fair value of embedded derivative liability” financial statement line item of the Company’s statements of operations.

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

Adjusted EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to other similarly titled measures of other companies. We present adjusted EBITDA because we believe that adjusted EBITDA is a useful supplement to net income as an indicator of operating performance. We use adjusted EBITDA as a financial metric to measure the financial performance of the business because management believes that it provides additional information with respect to the performance of our fundamental business activities. For this reason, we believe that adjusted EBITDA will also be useful to others, including our stockholders, as a valuable financial metric.

Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of this non-GAAP financial measure to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Such non-GAAP financial measure should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP.

Following is the reconciliation of our consolidated net income to adjusted EBITDA for the years ended May 31, 2023 and 2022:

	For the Year Ended May 31, 2023	For the Year Ended May 31, 2022
Net income (loss) available to common shareholders	$8,201,773	$(1,031,171)

Add Back:
Deemed dividend	-	4,565,725
Income tax expense	1,388,983	2,414,298
Depreciation and amortization	1,270,462	782,351
Gain (loss) on forgiveness of promissory notes	-	(358,236)
Gain (loss) on extinguishment of convertible notes	-	564,037
Change in fair value of derivative liability	(879,733)	4,020,698
Change in fair value of contingent liability	(1,750,000)
Factoring fees	-	27,000
Interest expense (including accretion of debt discount)	3,836,511	6,349,067
Noncontrolling interest income (loss)	(12,795)	-
Adjusted EBITDA	$12,055,201	$17,333,769

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

None.

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

Evaluation of disclosure and controls and procedures

As of May 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of May 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

The Company’s principal executive officers have assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2023. In making this assessment, the Company’s principal executive officers were guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Update). The Company’s principal executive officers have concluded that based on their assessment, as of May 31, 2023, that our internal control over financial reporting were not effective and require remediation in order to be effective at the reasonable assurance level. In addition, our auditors identified material weaknesses in our internal control over financial reporting during the audit of the fiscal year ended May 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design and maintain an effective control environment commensurate with our financial reporting requirements, including (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience and (b) we have not completed a full risk assessment of the internal controls at the activity level, including process documentation and testing. In the course of preparing the financial statements for the year ended May 31, 2023, we identified separate material weaknesses in internal control over financial reporting, which relates to the ineffective design and implementation of information technology general controls (“ITGC”) combined with the lack of properly designed management review controls to compensate for these deficiencies. The Company’s ITGC deficiencies included improperly designed controls pertaining to user access rights and segregation of duties over systems that are critical to the Company’s system of financial reporting. Management’s general assessment of the above processes in light of the company’s size, maturity and complexity, as to the design and effectiveness of the internal control over financial reporting is that the key controls and procedures in each of these processes provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the fiscal year ended May 31, 2023 and subsequently to year end we actively addressed and remediated a number of previously identified material weaknesses in internal control over financial reporting, including ITGC deficiencies and we significantly improved our accounting processes, and documentation, introduced new accounting policies and procedures, upgraded our accounting personnel and provided our employees with necessary tools and resources, but because we have not completed a full risk assessment of the internal control over financial reporting at the activity level, including extensive process documentation and testing, we are not able to conclude that our internal control over financial reporting are operating effectively and efficiently at this time. The Company’s principal executive officers and the board are fully committed to achieving full compliance by the end of the fiscal year ending May 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes, except for documenting our processes discussed above, in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

No event occurred during the fourth quarter of the fiscal year ended May 31, 2023 or subsequent period that would have required disclosure in a report on Form 8-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth, as of the date hereof, the names and ages of our executive officers and directors, and their respective positions and offices held.

Name	Age	Position
Sunandan Ray	65	President and Chief Executive Officer, Director
Migdalia Diaz	57	Chief Operating Officer
Eli Kay	57	Chief Financial Officer
David Briones	47	Director
Patrick Lee	46	Director

Sunandan Ray has served as President and Chief Executive Officer and as a Director of Unique Logistics since October 2020. Mr. Ray has close to 30 years of experience in the logistics industry. He established and managed over 15 of ULHK’s offices in the United States and India with over $400 million in revenue. Prior to working with ULHK, Mr. Ray established and managed operating companies on behalf of MSAS Cargo International (now part of DHL/Deutsche Post) in the United States, India, Sri Lanka, Bangladesh, Mauritius and Turkey from 1989 to 1997. In 1997, Sunandan successfully negotiated with MSAS Cargo a management buyout of the companies under his management and after building the group from 1997 to 2005 into a $50 million enterprise, it was bought by French transportation company, Group Bollore. After the sale to Group Bollore in 2005, Mr. Ray continued as a Senior Vice President in Group Bollore with responsibility for the Group’s business on the Transpacific sector as well as in the Indian subcontinent before joining the ULHK’s New York based operating subsidiary in 2010. From 1992 through 1996, Mr. Ray built and sold to a strategic investor a group of software companies, Sunrise Group, that had over $10 million in revenue at the time of sale. Mr. Ray is a qualified Chartered Accountant (London, UK) who worked for 10 years with Price Waterhouse (now PwC) in London, UK, The Hague, Netherlands and New York, New York from 1979 to 1989. He also holds a Masters in Science (Technology) in Computer Science from the Birla Institute of Technology & Science, in Pilani, India.

Migdalia (“Mickey”) Diaz has served as Chief Operating Officer of Unique Logistics since April 25, 2022. She brings over 32 years of experience in the logistics industry, with over 20 years in officer and senior management roles. Between 2018 and April 2022, Ms. Diaz served as Senior Vice President Customer Experience for the Americas and as Vice President of Operations USA at GEODIS, an international logistics provider. From 2011 to 2018, Ms. Diaz served as Vice President of Operations and board member at Dachser USA, another international logistics company. From 2006 to 2011 Ms. Diaz served as a board member, Chief Operating Officer of USA, and Chief Executive Officer Latin America of IJS Global, an international freight forwarder. The Unique Logistics board of directors believes that Ms. Diaz’s experience in management and operations and her extensive knowledge in logistics and international regulatory requirements makes her ideally qualified to help lead it towards continued growth and success.

Eli Kay joined Unique Logistics as its Chief Financial Officer in April 2021. As Chief Financial Officer he is responsible for all aspects of Unique Logistics’ financial management, including SEC reporting and compliance. Eli previously served as Chief Financial Officer for Transit Wireless LLC, an exclusive provider of wireless infrastructure in the New York City Subway, from 2019 to 2020, and prior to that as Chief Financial Officer for JFKIAT, a joint venture between Delta Airlines and Royal Schiphol Group with operations at JFK International Airport, from 2016 to 2019. From 2013 to 2016 he served as Chief Financial Officer for the Chicago Skyway and the Indiana Toll Road Concession Companies in Chicago, both owned by private equity infrastructure funds. He progressed through a series of senior management positions in finance and accounting roles with two publicly traded companies in the manufacturing industry from 2006 to 2013. Eli started his career in public accounting in 1997 as an auditor and worked for 10 years primarily with PricewaterhouseCoopers LLP. Mr. Kay holds Bachelor of Science in Accounting and a Master’s in Business Administration degrees, both from the University of Oregon. Mr. Kay is a Certified Public Accountant.

David Briones has served as a member of the board of directors of Unique Logistics since October 2020. Mr. Briones is the founder and managing member of the Brio Financial Group, a financial consulting firm that brings experienced finance and accounting expertise to both public and private companies. Since 2010, Brio has served over 75 companies as well as numerous banks, hedge funds, venture capital funds and private equity firms. Mr. Briones has provided several public companies in financial reporting, internal control development and evaluation, budgeting and forecasting services. He has developed a specialty representing private companies as the outsourced Chief Financial Officer Financial reporting specialist as a private company navigates toward becoming a public company through a self-filing, a reverse merger or through a traditional initial public offering. In addition, Mr. Briones has served as the Chief Financial Officer of Hoth Therapeutics, Inc., a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs, since March 2019. He also served as the Chief Financial Officer, Treasurer, Secretary, and a Director of Larkspur Health Acquisition Corp., a special purpose acquisition company, from March 2021 to December 2022. From August 2013 to January 2020, Mr. Briones served as Chief Financial Officer of Petro River Oil Corp., an independent energy company focused on the exploration and development of conventional oil and gas assets. Mr. Briones also served as interim Chief Financial Officer of AdiTx Therapeutics, Inc. (Nasdaq: ADTX), a pre-clinical stage, life sciences company with a mission to prolong life and enhance life quality of transplanted patients, from January 2018 to July 2020 (until its initial public offering). From October 2017 to May 2018, Mr. Briones served as the Chief Financial Officer of Bitzumi, Inc., a Bitcoin exchange and marketplace. Prior to founding Brio Financial Group, LLC, Mr. Briones was an auditor with Bartolomei Pucciarelli, LLC in Lawrenceville, New Jersey and PricewaterhouseCoopers LLP in New York, New York. Mr. Briones received a Bachelor of Science degree in accounting from Fairfield University.

Patrick Lee has served as a member of the board of directors of Unique Logistics since October 2020. Mr. Lee combines over 15 years of experience in freight forwarding/warehousing senior management. Previously, he had been involved in two global companies in the logistics industry, holding positions including Management Trainee, Business Development Coordinator, and Logistics Operations Coordinator. From 2005 through 2012, Patrick was the Business Development Director for ULHK. From 2012 to 2017, Patrick served ULHK in his capacity as Executive Vice President, and has served as its Group Chief Operating Officer since 2017 and as a member of its board of directors since 2012. He has a Bachelor of Commerce from University of British Columbia (Canada) and an MSc in Supply Chain Management from Cranfield University (England).

Committees

We currently do not have any committees of the board of directors in place. Assuming the pending Edify transaction is consummated, the board of directors of the Combined Company will have an audit committee, a compensation committee and a nominating and corporate governance and nominating committee. In the event that the Merger is not consummated, we anticipate that we would form similar committees of the Company’s board of directors shortly after the termination of the Merger Agreement or when it otherwise becomes clear that the Company will, at least for the time being, remain an independent company.

Independent Directors

For purposes of determining independence, the Company has adopted the definition of “independent director” as defined in Nasdaq Listing Rule 5605(a)(2). Pursuant to the definition, the Company has determined that one of its directors, David Briones, currently qualifies as independent.

Family Relationships

There are no family relationships amongst our officers and directors.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and any person performing similar functions. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request; such requests should be directed to ir@unique-usa.com. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers thereof with respect to such persons.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the Company’s knowledge, based solely on a review of reports furnished to it, each person who was an officer, director or ten percent beneficial owner during the year ended May 31, 2023 has made the required filings except (i) as previously disclosed by the Company and (2) David Briones did not file his Initial Statement of Beneficial Ownership of Securities on Form 3, which was due 10 days after his becoming a director of the Company on October 8, 2020, until September 6, 2022.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation earned by Unique Logistics’ executive officers for their services rendered in all capacities for the fiscal years ended May 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other ($)		Total ($)
Sunandan Ray,	2023	290,140	325,898	19,500	(1)	635,538
President and Chief Executive Officer	2022	282,319	316,406	19,500	(1)	618,225

Migdalia Diaz,	2023	304,500	25,000	1,500	(3)	331,000
Chief Operating Officer(2)	2022	31,231	—	125	(3)	31,356

Eli Kay,	2023	217,250	29,700	1,500	(3)	248,450
Chief Financial Officer	2022	184,500	24,000	1,500	(3)	210,000

(1)	Consists of automobile allowance of $18,000 and home office allowance.
(2)	Ms. Diaz joined the Company on April 25, 2022.
(3)	Consists of home office allowance.

Outstanding Equity Awards at Fiscal Year-end

Effective November 20, 2020, the Board approved, authorized and adopted the Unique Logistics International, Inc. 2020 Equity and Incentive Plan (the “2020 Plan”) and certain forms of ancillary agreements to be used in connection with the issuance of stock and/or options pursuant to the 2020 Plan. The 2020 Plan provides for the issuance of up to 40,000,000 shares of Common Stock through the grant of non-qualified options, incentive options and restricted stock to directors, officers, consultants, attorneys, advisors and employees.

There were no equity awards as of May 31, 2023 or 2022.

Director Compensation

The Company does not currently compensate its directors for their service in such capacity and did not do so during the years ended May 31, 2023 or 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 14, 2023, the number of shares of Common Stock owned by (i) each person who is known by us to own of record or beneficially 5% or more of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The address of our directors and officers is c/o Unique Logistics Holdings, Inc. at 154-09 146th Ave, Jamaica, NY 11434.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 799,141,770 shares of Common Stock issued and outstanding as of September 14, 2023. Shares of Common Stock subject to options, warrants, shares of Preferred Stock or other securities convertible into Common Stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of September 14, 2023, are deemed outstanding (i) without regard to the fact that the Company is limited to 800,000,000 authorized shares of Common Stock and (ii) for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but not for computing the percentage of any other person.

The holders of Series A Preferred Stock and Series B Preferred Stock reflected in the table below vote together with the holders of the Common Stock on an as converted basis on each matter submitted to a vote of holders of Common Stock. With respect to the Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock, Unique Logistics may not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the applicable series, (i) disproportionally alter or change adversely the powers, preferences or rights given to, or alter or amend the Certificate of Designations of, such Series of Preferred Stock, (ii) amend its certificate of incorporation or other charter documents in any manner that disproportionally adversely affects any rights of the holders of such series of Preferred Stock, (iii) increase or decrease the number of authorized shares of such series of Preferred Stock or (iv) enter into any agreement with respect to any of the foregoing. Otherwise, holders of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock have no voting rights except as required by law.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, except to the extent that power may be shared with a spouse.

Name and Address of Beneficial Owner	Total Shares Beneficially Owned	% of Unique Logistics Common Stock Outstanding
5% Beneficial Stockholders
Great Eagle Freight Limited(1)	1,002,015,791	10.4%
3a Capital Establishment(2)	1,130,954,399	12.5%
Trillium Partners LP(3)	1,206,351,359	12.5%
Douglas Tabor(4)	43,878,000	0.5%

Officers and Directors
Sunandan Ray(5)	4,693,413,109	48.5%
David Briones(6)	193,543,162	2.0%
Patrick Lee	—	0.01%
Eli Kay	—	—
Migdalia Diaz	—	—

Officers and Directors as a Group (5 persons)	4,886,956,270	50.5%

(1)	Great Eagle Freight Limited beneficially owns no shares of Common Stock and 153,062 shares of Series B Preferred Stock that convert at a rate of 6,646.47 shares Common Stock for every one share of Series B Preferred Stock. Mr. Richard Chi Tak Lee has sole voting and dispositive power over the shares of Common Stock beneficially owned by Great Freight Limited.
(2)	Represents the maximum number of shares of Common Stock that 3a can beneficially control under a contractually stipulated 9.99% ownership restriction. 3a beneficially owns no shares of Common Stock and 180 shares of Series D Convertible Preferred Stock that convert at a rate of 6,283,080 shares of Common Stock for every one share of Series D Convertible Preferred Stock. Nicola Feuerstein has sole voting and dispositive power over the shares of Common Stock beneficially owned by 3a.
(3)	Stephen M. Hicks has sole voting and dispositive power over the shares of Common Stock beneficially owned by Trillium.
(4)	Douglas Tabor reported in a Schedule 13G filed with the SEC on February 15, 2023, that he has sole voting and investment power of 40,878,000 shares of Common Stock and shared voting and dispositive power with Texas Time Express, Inc., a Texas corporation, of 3,000,000 shares of Common Stock. Mr. Tabor is the President of Texas Time Express, Inc.
(5)	Sunandan Ray owns 322,086,324 shares of Common Stock and 667,738 shares of Series B Preferred Stock that convert at a rate of 6,546.47 shares of Common Stock for every one share of Series B Preferred Stock.
(6)	David Briones owns no shares of Common Stock and 20,000 shares of Series A Convertible Stock that convert at a rate of 6,546.47 shares of Common Stock for every one share of Series A Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions to which Unique Logistics has been or will be a party in which the amount involved exceeded or exceeds or will exceed $120,000 and in which any of Unique Logistics’ directors, executive officers or beneficial holders of more than 5% of any class of its capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section of this proxy statement/consent solicitation statement/prospectus titled “Executive Compensation.”

Other than as disclosed below, there have been no transactions involving Unique Logistics since the beginning of its last fiscal year, or any currently proposed transactions, in which Unique Logistics was or is to be a participant and the amount involved exceeds $120,000 or 1% of the average of Unique Logistics total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Assumption of Liability

On October 8, 2020, Unique Logistics Holdings, Inc., a privately held Delaware corporation headquartered in New York (“ULHI”), the Company, and Unique Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger and Reorganization pursuant to which, on that date, Unique Acquisition Corp. was merged with and into ULHI, with ULHI surviving as a wholly owned subsidiary of the Company. As a result, the ULHI stockholders became the majority stockholders of the Company. Immediately following the closing of the merger, the Company changed its business plan to that of ULHI. On January 11, 2021, the Company filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Nevada for the adoption of amended and restated articles of incorporation that, among other things, changed the Company’s name to Unique Logistics International, Inc.

Pursuant to this merger, Unique Logistics assumed debt in the amount of $903,927 due to FTS, which is owned by Sunandan Ray, Unique Logistics’ President and Chief Executive Officer, pursuant to a promissory note. The promissory note was originally issued to FTS by ULHK and was assumed by ULHI in connection with its purchase from ULHK of ULHK’s membership interests in its three U.S.-based majority-owned subsidiaries in May 2020 The note is due on demand and is non-interest bearing. The principal amount of this promissory note bears no interest, provided that any amount due under the note that is not paid when due shall bear interest at an interest rate equal to 6% per annum. The principal amount is due and payable in six payments of $150,655, and the first payment was due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment. As of May 31, 2023, the amount payable and outstanding under this note was $301,309.

Purchase of Equity Interests

As discussed above, on February 21, 2023, Unique Logistics purchased 458,370 shares of the ULHK Entity located in India that were owned by FTS, which is owned by the Company’s President and Chief Executive Officer. The Company paid the $500,000 purchase price for the shares by issuance to FTS of a promissory note bearing no interest that matures on February 21, 2025.

Consulting Agreements

Unique Logistics entered into a Consulting Services Agreement on May 29, 2020 for a term of three years with Great Eagle Freight Limited pursuant to which Unique Logistics paid $500,000 per year until the expiration of the agreement on May 28, 2023. The fair value of the services was determined to be less than the cash payments and the difference was recorded as a contingent liability on Unique Logistics’ consolidated balance sheets and amortized over the life of the agreement. The unamortized balances were $0 and $282,666 as of May 31, 2023 and May 31, 2022, respectively. All amounts due to Great Eagle under this agreement are fully settled and there is no contingent liability remaining.

Item 14. Principal Accountant Fees and Services.

	Year Ended May 31, 2023	Year Ended May 31, 2022
Audit fees	$492,000	$212,000
Audit related fees	-	57,000
Tax services fees	-	-
Total:	$492,000	$269,000

Audit Fees: Audit fees incurred for the annual audit of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a. Exhibits

(a)	Exhibits.

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated October 8, 2020	8-K	2.1	10/13/2020
2.2	Agreement and Plan of Merger dated as of December 18, 2022, by and among Edify Acquisition Corp., Edify Merger Sub, Inc., and Unique Logistics International, Inc.	8-K	2.1	12/19/2022
3.1	Certificate of Designation of Series A Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.1	10/13/2020
3.2	Certificate of Designation of Series B Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.2	10/13/2020
3.3	Certificate of Designation of Series C Convertible Preferred Stock of Unique Logistics International, Inc., dated December 7, 2021	8-K	3.1	12/13/2021
3.4	Certificate of Designation of Series D Convertible Preferred Stock of Unique Logistics International, Inc., dated December 7, 2021	8-K	3.2	12/13/2021
3.5	Certificate of Correction to Certificate Designation of Series C Convertible Preferred Stock of Unique Logistics International, Inc., dated December 8, 2021	8-K	3.3	12/13/2021
3.6	Certificate of Correction to Certificate Designation of Series D Convertible Preferred Stock of Unique Logistics International, Inc., dated December 8, 2021	8-K	3.4	12/13/2021
3.7	Certificate of Correction to Certificate Designation of Series C Convertible Preferred Stock of Unique Logistics International, Inc., dated December 15, 2021	10-Q	3.5	01/14/2022
3.8	Certificate of Correction to Certificate Designation of Series D Convertible Preferred Stock of Unique Logistics International, Inc., dated December 15, 2021	10-Q	3.6	01/14/2022
3.9	Amended and Restated Articles of Incorporation	8-K	3.1	01/14/2021
3.10	Amended and Restated Bylaws	8-K	3.1	11/09/2021
3.11	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on April 26, 2022	8-K	3.1	04/29/2022
3.12	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on October 4, 2022	8-K	3.1	10/07/2022
3.13	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on October 4, 2022	8-K	3.2	10/07/2022
3.14	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on October 4, 2022	8-K	3.3	10/07/2022
3.15	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on March 31, 2023	10-Q	3.1	04/20/2023
3.16	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on March 31, 2023	10-Q	3.2	04/20/2023
3.17	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on March 31, 2023	10-Q	3.3	04/20/2023

10.1	Stock Purchase Agreement, dated April 28, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.1	09/19/2022
10.2	Share Sale and Purchase Agreement (Unique Logistics International (India) Private Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.2	09/19/2022
10.3	Share Sale and Purchase Agreement (ULI (North & East China) Company Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.3	09/19/2022
10.4	Share Sale and Purchase Agreement (Unique Logistics International Co., Ltd.), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.4	09/19/2022
10.5	Share Sale and Purchase Agreement (TGF Unique Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.5	09/19/2022
10.6	Share Sale and Purchase Agreement (Unique Logistics International (H.K.) Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.6	09/19/2022
10.7	Share Sale and Purchase Agreement (Unique Logistics International (Vietnam) Co., Ltd.), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.7	09/19/2022
10.8	Share Sale and Purchase Agreement (Unique Logistics International (ULI (South China)) Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.8	09/19/2022
10.9	Share Sale and Purchase Agreement (Unique Logistics International (South China) Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.9	09/19/2022
10.10	Amendment No. 1 to Stock Purchase Agreement, dated January 23, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.1	02/27/2023
10.11	Amendment No. 2 to Stock Purchase Agreement, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.2	02/27/2023
10.12	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (India) Private Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.3	02/27/2023
10.13	Amendment No. 1 to the Share Sale and Purchase Agreement for ULI (North & East China) Company Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.4	02/27/2023

10.14	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International Co., Ltd., dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.5	02/27/2023
10.15	Amendment No. 1 to the Share Sale and Purchase Agreement TGF Unique Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.6	02/27/2023
10.16	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (H.K.) Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.7	02/27/2023
10.17	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (Vietnam) Co., Ltd., dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.8	02/27/2023
10.18	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (South China) Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.9	02/27/2023
10.19	Amendment No. 1 to the Share Sale and Purchase Agreement for ULI (South China) Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.10	02/27/2023
10.20	Promissory Note in the principal amount of $1,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.11	02/27/2023
10.21	Promissory Note in the principal amount of $4,500,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.12	02/27/2023
10.22	Promissory Note in the principal amount of $5,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.13	02/27/2023
10.23	Promissory Note in the principal amount of $5,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.14	02/27/2023
10.24	Promissory Note in the principal amount of $2,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.15	02/27/2023
10.25	Promissory Note in the principal amount of $1,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.16	02/27/2023
10.26	Promissory Note in the principal amount of $2,500,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.17	02/27/2023
10.27	Promissory Note in the principal amount of $2,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.18	02/27/2023
10.28	Stock Purchase Agreement, dated February 21, 2023, by and between Unique Logistics International, Inc. and Frangipani Trade Services, Inc.	8-K	10.19	02/27/2023
10.29	Promissory Note in the principal amount of $500,000, dated February 21, 2023, in favor of Frangipani Trade Services, Inc.	8-K	10.20	02/27/2023
10.30	Shareholders Agreement for ULI (South China) Company Limited	8-K	10.21	02/27/2023
10.31	Shareholders Agreement for TGF Unique Limited	8-K	10.22	02/27/2023

10.32	Share Purchase and Asset Transfer Agreement for ULI (North and East China) Company Limited and Supplement	8-K	10.23	02/27/2023
10.33	Financing Agreement, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistics Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., Alter Domus (US) LLC, CB Agent Services LLC, CB Participations SPV, LLC, and CP IV SPV, LLC	8-K	10.1	03/14/2023
10.34	Fee Letter, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., Alter Domus (US) LLC, and CB Agent Services LLC	8-K	10.2	03/14/2023
10.35	Security Agreement, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., and Alter Domus (US) LLC	8-K	10.3	03/14/2023
10.36	Collateral Assignment, dated March 10, 2023, by and among Unique Logistics International, Inc. and Alter Domus (US) LLC	8-K	10.4	03/14/2023
10.37	Intercompany Subordination Agreement, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., Unique Logistics International (India) Private Ltd., ULI (North & East China) Company Limited, Unique Logistics International (H.K.) Limited, ULI (South China) Limited, Unique Logistics International (South China) Limited, Unique Logistics International (Shanghai) Co., Ltd., Shenzhen Unique logistics International Limited, and Alter Domus (US) LLC	8-K	10.5	03/14/2023
10.38	Agent Fee Letter, dated March 10, 2023, by and among Unique Logistics International, Inc. and Alter Domus (US) LLC	8-K	10.6	03/14/2023
10.39	Employment Agreement, dated May 29, 2020, by and between Unique Logistics International, Inc. and Sunandan Ray	8-K	10.3	10/13/2020
10.40	Amendment dated as of May 29, 21, to Employment Agreement by and between Unique Logistics International, Inc. and Sunandan Ray	8-K	10.2	06/03/2021
10.41	Employment Agreement, dated August 11, 2021, by and between Unique Logistics International, Inc. and Eli Kay	8-K	10.1	08/16/2021
10.42	Employment Agreement, dated April 25, 2022, by and between Unique Logistics International, Inc. and Migdalia Diaz	8-K	10.1	04/26/2022
10.43	Lock-Up Agreement, dated as of December 18, 2022, by and among Edify Acquisition Corp., and various parties thereto	8-K	10.1	12/19/2022
10.44	Company Voting and Support Agreement, dated as of December 18, 2022, by and among Edify Acquisition Corp., Unique Logistics International, Inc., Frangipani Trade Services, Inc. and Great Eagle Freight Limited	8-K	10.2	12/19/2022
10.45	Sponsor Support Agreement, dated as of December 18, 2022, by and among Edify Acquisition Corp., Colbeck Edify Holdings, LLC, Unique Logistics International, Inc. and the other parties thereto.	8-K	10.3	12/19/2022
10.46	Amendment No. 1 to Stock Purchase Agreement, dated as of December 18, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.4	12/19/2022
21.1	Subsidiaries of the Registrant	10-K	21.1	08/31/2021
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

b. Financial Statement Schedules

None.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 2023	UNIQUE LOGISTICS INTERNATIONAL, INC.

	By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sunandan Ray	Director, Chief Executive Officer	September 15, 2023
Sunandan Ray	Principal Executive Officer

/s/ Eli Kay	Chief Financial Officer	September 15, 2023
Eli Kay	Principal Financial and Accounting Officer

/s/ David Briones	Director	September 15, 2023
David Briones

/s/ Patrick Lee	Director	September 15, 2023
Patrick Lee

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Unique Logistics International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unique Logistics International, Inc. (the “Company”) as of May 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intangible Assets for Business Combination

Critical Audit Matter Description

As described in Note 2 to the financial statements, on February 21, 2023, the Company completed the acquisition of Unique Logistics Holdings Limited (the “ULHL”), whereby the Company acquired all ULHL’s share capital in eight of ULHL’s operating subsidiaries for total consideration of approximately $28.8 million. As of the date of the acquisition, the purchase price was allocated to the assets acquired and liabilities assumed, based on their respective fair values identified including intangible assets with aggregate fair values of approximately $6.5 million. The Company, with the assistance of third-party valuation experts, estimated the fair values of the identified intangible assets using valuation models including the multi-period excess earning method. Determining the fair value of the intangible assets acquired required management to make significant judgments, including the revenue growth rate assumption, attrition rate, selling and marketing adjustment and discount rate.

We identified the valuation of identified intangible assets as a critical audit matter due to the significant judgments made by management to estimate the fair value and the sensitivity of the fair value to the significant underlying assumptions, which include the revenue growth rate assumption, attrition rate, selling and marketing adjustment, and discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions. This in turn led to a high degree of auditor judgment and effort in performing procedures and evaluating management’s fair value measurement of the acquired customer relationships.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the valuation of identified intangible assets included the following, among others:

●	We obtained an understanding of the design of controls associated with management’s process for estimating the fair value of the acquired identified intangible assets.

●	We assessed the reasonableness of management’s projections by comparing the projections used to the historical financial results of the acquired businesses and reviewing the industry outlook reports prepared by third-parties.

●	We evaluated the reasonableness of the attrition rate by reviewing third party assessment of customer attrition.

●	We evaluated the reasonableness of the Earnings Before Income Tax (“EBIT”) computation by reviewing the underlying data utilized in the adjustments made to historical EBIT and tested the mathematical accuracy.

●	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and the following significant valuation assumption:

●	Discount rate by testing the source information underlying the determination of the discount rate, testing mathematical accuracy of the calculation, and reconciling the weighted average cost of capital, weighted average return on assets and internal rate of return.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY
September 14, 2023

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2023	May 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$6,744,238	$1,422,393
Accounts receivable, net	41,402,435	74,746,036
Contract assets	2,886,779	30,970,581
Other current assets and prepaids	9,293,533	1,404,021
Total current assets	60,326,985	108,543,031

Property and equipment, net	609,785	188,889

Other noncurrent assets:
Goodwill	20,516,018	4,463,129
Intangible assets, net	12,865,093	7,337,704
Equity-method investments	3,381,683	-
Operating lease right-of-use assets, net	10,269,516	2,408,098
Deferred tax asset, net	-	942,748
Deferred offering cost	2,419,976	506,502
Other noncurrent assets	1,133,674	521,834
Total other noncurrent assets	50,585,960	16,180,015
Total assets	$111,522,730	$124,911,935

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$25,132,388	$49,028,862
Accrued expenses and current liabilities	8,594,947	5,666,159
Accrued freight	3,489,957	9,240,650
Contract liabilities	-	468,209
Revolving credit facility	8,050,227	38,141,451
Current portion of notes payable	-	608,333
Current portion of notes payable to related parties	4,801,310	301,308
Current portion of operating lease liability	2,379,774	912,618
Total current liabilities	52,448,603	104,367,590

Noncurrent liabilities
Notes payable	4,000,000	-
Notes payable to related parties, net of current portion	8,750,000	397,968
Operating lease liability, net of current portion	8,212,445	1,593,873
Derivative liabilities	11,558,261	12,437,994
Deferred tax liability, net	4,405,442	-
Other noncurrent liabilities	4,552,346	282,666
Total noncurrent liabilities	41,478,494	14,712,501

Total liabilities	93,927,097	119,080,091

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value: 5,000,000 shares authorized

Series A Convertible Preferred stock, $0.001 par value; 120,065 and 130,000 issued and outstanding as of May 31, 2023 and 2022, respectively. Liquidation preference $120 at May 31, 2023	120	130
Series B Convertible Preferred stock, $0.001 par value; 820,800 issued and outstanding as of May 31, 2023 and 2022, respectively. Liquidation preference of $821 at May 31, 2023	821	821
Series C Convertible Preferred stock, $0.001 par value; 195, issued and outstanding as of May 31, 2023 and 2022, respectively. Liquidation preference $9.6 million at May 31, 2023	-	-
Series D Convertible Preferred stock, $0.001 par value; 180 and 187, issued and outstanding as of May 31, 2023 and 2022, respectively. Liquidation preference $9.0 million at May 31, 2023	-	-

Common stock, $0.001 par value; 800,000,000 shares authorized; 799,141,770 and 687,196,478 shares issued and outstanding as of May 31, 2023 and 2022, respectively.	799,142	687,197
Additional paid-in capital	180,220	292,155
Accumulated other comprehensive income	3,258	-
Retained earnings	13,066,109	4,851,541
Total Stockholders’ Equity attributable to common shareholder	14,049,670	5,831,844
Equity attributable to noncontrolling interests	3,545,963	-
Total Stockholders’ Equity	17,595,633	5,831,844
Total Liabilities and Stockholders’ Equity	$111,522,730	$124,911,935

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended May 31, 2023	For the Year Ended May 31, 2022
Revenues:
Airfreight services	$80,971,563	$499,024,643
Ocean freight and ocean services	181,432,206	446,977,162
Contract logistics	3,217,479	3,491,489
Customs brokerage and other services	59,997,244	64,993,386
Total revenues	325,618,492	1,014,486,680

Equity method earnings	136,656	-

Costs and operating expenses:
Airfreight services	72,578,396	496,918,427
Ocean freight and ocean services	160,572,708	418,552,477
Contract logistics	1,045,680	1,771,415
Customs brokerage and other services	55,280,445	54,368,332
Salaries and related costs	15,378,957	11,736,610
Professional fees	1,261,899	1,079,819
Rent and occupancy	3,077,975	2,022,396
Selling and promotion	2,883,916	6,653,335
Depreciation and amortization	1,270,462	782,351
Bad debt expense	-	2,541,676
Other expense	1,880,332	1,535,425
Total costs and operating expenses	315,230,770	997,962,263

Income from operations	10,524,378	16,524,417

Other income (expenses)
Interest expense	(3,836,511)	(5,632,551)
Amortization of debt discount	-	(776,515)
Gain on forgiveness of promissory note	-	358,236
Change in fair value of derivative liabilities	879,733	(4,020,698)
Loss on extinguishment of convertible note	-	(564,037)
Change in fair value of contingent liabilities	1,750,000	-
Other income	285,951	60,000
Total other income (expenses)	(920,827)	(10,575,565)

Net income before income taxes	9,603,551	5,948,852

Income tax expense	1,388,983	2,414,298

Net income	8,214,568	3,534,554

Deemed dividend	-	(4,565,725)
Net income (loss) before allocation to noncontrolling interests	8,214,568	(1,031,171)

Noncontrolling interest	(12,795)	-

Net income (loss) attributable to for common shareholders	$8,201,773	$(1,031,171)

Net income (loss) attributable to common shareholders per common share
– basic	$0.01	$-
– diluted	$-	$-

Weighted average common shares outstanding
– basic	785,412,500	605,817,180
– diluted	9,664,238,154	605,817,180

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended May 31, 2023	For the Year Ended May 31, 2022
Net Income	$8,214,568	$3,534,554
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,258	-
Total comprehensive income (loss)	8,217,826	3,534,554
Deemed dividend	-	(4,565,725)
Net loss attributable to noncontrolling interest	(12,795)	-
Comprehensive income (loss) attributable to common shareholder	$8,205,031	$(1,031,171)

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended May 31, 2023 and 2022

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Retained	Total Stockholders’ equity attributable	Non- Controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	earning	to registrant	Interest	Equity
Balance, June 1, 2021	130,000	$130	840,000	$840	-	-	-	-	393,742,663	$393,743	$4,906,384	$-	$1,316,987	$6,618,084	-	$6,618,084

Conversion of Preferred B to Common Stock	-	-	(19,200)	(19)	-	-	-	-	125,692,224	125,692	(125,673)	-	-	-	-	-

Conversion of debt to preferred C and D	-	-	-	-	195	-	192	-	-	-	-	-	-	-	-	-

Conversion of Preferred D to Common Stock	-	-	-	-	-	-	(5)	-	31,415,400	31,415	(31,415)	-	-	-	-	-

Issuance of Common Stock for the conversion of notes and accrued interest	-	-	-	-	-	-	-	-	136,346,191	136,347	108,584	-	-	244,931	-	244,931

Deemed Dividend	-	-	-	-	-	-	-	-	-	-	(4,565,725)	-	-	(4,565,725)	-	(4,565,725)

Net income	-	-	-	-	-	-	-	-	-	-	-	-	3,534,554	3,534,554	-	3,534,554

Balance, May 31 2022	130,000	$130	820,800	$821	195	$-	187	$-	687,196,478	$687,197	$292,155	$-	4,851,541	$5,831,844	$-	$5,831,844

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Retained	Total Stockholders’ equity attributable	Non-Controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	earning	to registrant	Interest	Equity
Balance, May 31 2022	130,000	$130	820,800	$821	195	$-	187	$-	687,196,478	$687,197	$292,155	$-	4,851,541	$5,831,844	$-	$5,831,844

Conversion of Preferred A to Common Stock	(9,935)	(10)	-	-	-	-	-	-	67,963,732	67,964	(67,954)	-	-	-	-	-

Conversion of Preferred D to Common Stock	-	-	-	-	-	-	(7)	-	43,981,560	43,981	(43,981)	-	-	-	-	-

Recognition of non-controlling interest upon acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,558,758	3,558,758

Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-	-	3,258	-	3,258	-	3,258

Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	8,214,568	8,214,568	(12,795)	8,201,773

Balance, May 31, 2023	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$3,258	$13,066,109	$14,049,670	$3,545,963	$17,595,633

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31, 2023	For the Year Ended May 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,214,568	$3,534,554
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,270,462	782,351
Amortization of debt discount	-	776,515
Amortization of right of use assets	1,748,665	1,389,429
Bad debt expense	-	2,541,676
Gain on forgiveness of notes payable	-	(358,236)
Loss on extinguishment of notes payable	-	564,037
Change in net deferred tax provision	(1,236,478)	(679,527)
Change in fair value of derivative liabilities	(879,733)	4,020,698
Accretion of consulting agreement	-	(282,672)
Change in fair value of contingent consideration	(1,750,000)	-

Changes in operating assets and liabilities:
Accounts receivable	58,657,048	(56,917,965)
Contract assets	28,083,802	(7,547,267)
Factoring reserve	-	7,593,665
Other prepaid expenses and other current assets	(8,240,557)	(642,563)
Deposits and other assets	(611,840)	(229,693)
Accounts payable	(34,062,717)	10,036,018
Accrued expenses and other current liabilities	(11,095,725)	3,999,874
Accrued freight	(4,063,354)	(1,162,780)
Contract liabilities	(468,209)	468,209
Lease liability	(1,510,325)	(1,391,062)
Net Cash Provided by (used in) Operating Activities	34,055,608	(33,504,739)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(291,608)	(72,001)
Equity method investments, net of income	1,987,275	-
Acquisition of business, net of cash acquired	8,828,309	-
Net Cash Provided by (used in) Investing Activities	10,523,976	(72,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,000,000	2,000,000
Repayments of notes payable	(608,333)	(4,473,784)
Repayments of debt due to related parties	(10,647,966)	(414,647)
Deferred offering costs	(1,913,474)	(506,502)
Revolving credit facility, net	(30,091,224)	38,141,451
Net Cash (used in) Provided by Financing Activities	(39,260,997)	34,746,518

Effect of exchange rate on cash and equivalents	3,258	-

Net change in cash and cash equivalents	5,321,845	1,169,778

Cash and cash equivalents - Beginning of year	1,422,393	252,615
Cash and cash equivalents - End of year	$6,744,238	$1,422,393
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the year for:
Income taxes	$1,705,967	$3,775,967
Interest	$3,733,771	$5,632,551
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease asset and liability additions	$8,715,190	$-
Non-cash consideration paid in business acquisition (Note 2)	$25,250,000	$-
Conversion of preferred shares to common stock	$111,935	$157,088
Issuance of common stock for the conversion of principal net of accrued interest capitalized to principal to notes payable	$-	$244,931
Reduction of debt due to exchange of convertible notes for preferred shares Series C & D	$-	$4,565,725
Derivative liability recognized related to exchange of convertible notes for preferred shares Series C and D	$-	$8,417,296

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2023

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unique Logistics International, Inc. and its subsidiaries (the “Company” or “Unique”) is a non-asset-based provider of global logistics and freight forwarding services operating through a worldwide network of offices and exclusive or non-exclusive agents. The Company’s customers include retailing and wholesaling, electronics, high technology, industrial and manufacturing companies around the world. The Company provides a range of international logistics services that enable its customers to outsource sections of their supply chain process. This range of services can be categorized as follows:

●	Air Freight
●	Ocean Freight
●	Customs Brokerage and Compliance
●	Warehousing and Distribution
●	Order Management

Basis of Presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all accounts of the Company and its subsidiaries stated in U.S. dollars, the Company’s functional currency. For subsidiaries operating outside the U.S., the financial information will be accounted for on a one-month lag. Substantially all unremitted earnings of international subsidiaries are free of legal and contractual restrictions. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

As of May 31, 2023, the Company reported positive net working capital of $7.9 million compared to $4.2 million as of May 31, 2022. The Company also reported positive net income of $8.2 million compared with $3.5 million for the years ended May 31, 2023 and 2022, respectively. The Company also generated positive cash flows from operations of $34.1 million compared with cash used in operations of $33.5 million for the years ended May 31, 2023 and 2022, respectively.

The Company made payments during the last fiscal quarter on promissory notes issued in relation to the ULHK Entities Acquisition (see Note 2) on February 21, 2023. At the time of the acquisition, the Company paid $3.5 million in cash and assumed further $23.8 million as current liabilities and $1.5 million in noncurrent liabilities by either issuing promissory notes to ULHK and FTS or by recognizing contingent liabilities at fair value on its balance sheet as of February 28, 2023. Since the acquisition, during its last fiscal quarter, the Company has paid off $10.3 million of the promissory notes issued to ULHK, restructured $7.3 million in current liabilities into long term debt and eliminated contingent liabilities in the amount of $1.8 million, leaving the balance of the current debt due to ULHK at $4.5 million on May 31, 2023 a reduction of $19.3 million in current portion of long term debt since the acquisition.

On March 10, 2023, the Company entered into the Financing Agreement (Note 8 Financing Arrangements “Term Debt”), which provides for an initial senior secured term loan in a principal amount of approximately $4.2 million and a delayed draw term loan facility in principal amount of approximately $14.8 million, or up to an aggregate of $19.0 million. On June 30, 2023, the Company drew additional funds on this line in the amount of $5.3 million for repayment of short-term notes, leaving available balance at $9.5 million. The Company intends to use the remaining available balance to pay any deferred expenses relating to the Transaction. The debt related to the Financing Agreement will be classified as a noncurrent liability, which will have a positive effect on our working capital.

In addition, the Company maintains its operating line of credit with TBK Bank, SSB, under which TBK Bank will, from time to time, buy approved receivables from Unique Logistics, that has a credit limit up to $47.5 million (“TBK Facility”). The prior TBK Facility matured on May 31, 2023, and on July 25, 2023 we entered into an agreement with TBK Bank to renew the TBK Facility with a credit limit of up to $25.0 million. We believe that the funds available under the current TBK Facility, together with cash flows generated by operating activities, will provide the Company with the cash required to support its ongoing operations.

While we continue to execute our strategic plan, growing Unique Logistics and our customer base, management is focused on managing cash and monitoring the Company’s liquidity position. We have implemented several initiatives to conserve our liquidity position, including activities such as increasing credit facilities, when needed, reducing the cost of debt by obtaining more favorable financing, controlling general and administrative expenditures, and improving our cash collection processes. Many of the aspects of the liquidity plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful, which could have a material adverse effect on our operating results, financial condition, and liquidity. Negative operating capital may be an indicator that there could be a going concern issue, but based on its evaluation of the Company’s projected cash flows and business performance as of and subsequent to May 31, 2023, management has concluded that the Company’s current cash and cash availability under the TBK Facility as of May 31, 2023, would be sufficient to fund its planned operations and alleviates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the consolidated financial statements were issued.

Acquisitions

These consolidated financial statements include the operations of acquired businesses from the date of the acquisitions. On February 21, 2023, the Company completed the acquisition of share capital in eight operating subsidiaries from Unique Logistics Holdings Limited, a Hong Kong corporation (see Note 2). The decision of whether to consolidate an entity for financial reporting purposes requires consideration of majority voting interests, as well as effective economic or other control over the entity.

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

For equity-method investments in share capital of the subsidiaries where share interest acquired is less than 50%, but we have significant influence over the financial and operating policies of the investee, we use the equity method of accounting. Under the equity method, we record our share of the investee’s income and expenses in income from operation and any share of the earnings and loss would be recorded against investment reduced by cash dividends received. The initial excess of the cost of the investment over our share of the underlying equity in the net assets of the investee as of the acquisition date is allocated to the identifiable assets and liabilities of the investee, with any remaining excess amount allocated to goodwill. Such investments are initially recorded at cost, which is the fair value of consideration paid and typically does not include contingent consideration. For equity-method investments, an impairment charge is recorded only if and when a decline in fair value is determined to be other than temporary.

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

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received.

Significant Changes in Contract Asset and Contract Liability Balances for the year ended May 31, 2023:

	Contract	Contract
	Assets	Liabilities
	Increase	(Increase)
	(Decrease)	Decrease
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligation satisfied	$-	$468,209
Cash Received in advance and not recognized as revenue	-	-
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(41,471,463)	-
Current year contract assets recognized, net reclassification to receivables	13,387,660	-
Net change	$(28,083,802)	$468,209

Significant Changes in Contract Asset and Contract Liability Balances for the year ended May 31, 2022:

	Contract Assets Increase (Decrease)	Contract Liabilities (Increase) Decrease

Reclassification of the beginning contract liabilities to revenue, as the result of performance obligation satisfied	$-	$-
Cash Received in advance and not recognized as revenue	-	(468,209)
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(10,491,045)	-
Prior year contract assets recognized, net reclassification to receivables	18,038,312	-
Net change	$7,547,267	$(468,209)

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue from our clients by significant geographic area for the year ended May 31, 2023, and 2022, based on origin of shipment (imports) or destination of shipment (exports):

	For the	For the
	Year Ended	Year Ended
	May 31, 2023	May 31, 2022
China, Hong Kong & Taiwan	$138,554,312	$343,370,279
Southeast Asia	80,967,866	422,869,068
United States	42,463,526	39,362,326
India Sub-continent	45,877,123	161,841,791
Other	17,755,665	47,043,216
Total revenue	$325,618,492	$1,014,486,680

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

An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The maximum accounting loss from the credit risk associated with accounts receivable is the amount receivable recorded, net of allowance for doubtful accounts. As of May 31, 2023, and May 31, 2022 the Company recorded an allowance for doubtful accounts of approximately $1.7 million and $2.7 million, respectively.

Concentrations

As of May 31, 2023, three major customers represented approximately 7.0% of all accounts receivable and no single customer represented more than 10.0% of total accounts receivable. Revenue from these customers in the aggregate as a percentage of the Company’s total revenue was 19.0% for the year ended May 31, 2023, and no single customer represented more than 10.0% of total revenue.

As of May 31, 2022, three major customers represented approximately 21% of all accounts receivable as of May 31, 2022 and no single customer represented more than 10%. Revenue from these customers in the aggregate as a percentage of the Company’s total revenue was 48%, with customer A at 35%, customer B at 7% and Customer C 6%.

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

Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period. The Company did not record any impairment for the year ended May 21, 2023 or May 31, 2022.

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

We test goodwill for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. For the year ended May 31, 2023 and 2022 the Company conducted its annual review of impairment of goodwill and intangible assets and no impairment was identified.

Impairment of Long-Lived Assets

Long-lived assets are comprised of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of FASB ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The Company did not record any impairment for the years ended May 31, 2023 and 2022, as there were no triggering events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable.

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, convertible notes, promissory notes, all approximate fair value due to their short-term nature as of May 31, 2023, and May 31, 2022. The carrying amount of the long-term debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had Level 3 liabilities, (Derivative liabilities Note) as of May 31, 2023 and May 31, 2022. There were no transfers between levels during the reporting period.

Derivative Liability

On December 10, 2021, the Company entered into an amended securities exchange agreement with the holders of convertible notes to exchange all Convertible Notes of the Company into shares of the Convertible Preferred Stock Series C and D.

Similar to the Convertible Preferred Stock Series A already in place, these preferred stocks featured anti-dilution provision that expire on a specified date. Management has determined the anti-dilution provision embedded in preferred stock Series A, C and D is required to be accounted for separately from the preferred stock as a derivative liability and recorded at fair value. Separation of the anti-dilution option as a derivative liability is required because its economic characteristics are considered more akin to a debt instrument and therefore the anti-dilution option is not considered to be clearly and closely related to the economic characteristics of the preferred stock.

The Company has identified and recorded derivative instruments arising from an anti-dilution provision in the Company’s Series A, C and D Preferred Stock. An embedded derivative liability is representing the rights of holders of Convertible Preferred Stock Series A, C and D to receive additional common stock of the Company upon issuance of any additional common stock by the Company prior to qualified financing event as defined in the agreement. Each reporting period, the embedded derivative liability, if material, would be adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of the Company’s statements of operations. During the year ended May 31, 2023, the Company recorded a change in fair value of $879,733 in the consolidated statements of operations.

	Level 1	Level 2	Level 3
Derivative liabilities as June 1, 2021	$-	$-	$-
Addition	-	-	8,417,296
Changes in fair value	-	-	4,020,698
Derivative liabilities as May 31, 2022	$-	$-	$12,437,994
Addition	-	-	-
Change in fair value	-	-	(879,733)
Derivative liabilities as May 31, 2023	$-	$-	$11,558,261

The underlying value of the anti-dilution provision is calculated from estimating the probability and value of the provision assuming a near term financing event, defined as a capital raise, for the Company this would be a Merger with Edify Acquisition Corp. and Edify Merger Sub, Inc. For the period ended May 31, 2022, the model used estimates the potential that the company completes a capital raise prior to the expiration of the anti-dilution feature and determines the value of the anti-dilution feature given these assumptions. The model required the use of certain assumptions. These assumptions include the probability of a raise is completed, probability certain anti-dilution features are extended, estimated raise amount, term to a capital raise, and an appropriate risk-free interest rate. For the period ended May 31, 2023, due to changes in the way antidilutive shares of Convertible Preferred Series A, C and D would be exchanged in the near future for common stock, and the fact that the antidilution provision of these shares was extended through December 31, 2023, the assumptions were changed to include probability of the financing event, estimated value of common stock at the exchange point and estimated time to financing event.

The key inputs into the model were as follows:

	May 31, 2023	May 31, 2022
Risk-free interest rate	5.5%	1.60%
Probability of financing event or capital raise	90%	50%
Estimated capital raise	-	39.0 million
Estimated value of common stock	$10.00 per share	-
Estimated time to financing event	0.42 years	0.5 years

Income Taxes

Income taxes are accounted for under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the tax effect of loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

The Company uses a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating its tax positions and estimating our tax benefits, which may require periodic adjustments, and which may not match the ultimate future outcome.

U.S. corporate income tax laws and regulations include a territorial tax framework and provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries, Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies as well as U.S. income tax deductions for Foreign-derived intangible income (FDII). The Company treats BEAT and GILTI as discrete adjustments as components of current income tax expense.

Earnings of the Company’s foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

Net Earnings Attributable to Shareholders per Common Share

Basic Earnings Per Share (“EPS”) is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding, including warrants exercisable for less than a penny, (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from net income.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, preferred stock, stock options or warrants.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share.

	For the Year Ended
	May 31, 2023	May 31, 2022
Numerator:
Net income (loss) attributable to common stockholders	$8,201,773	$(1,031,171)
Effect of dilutive securities:	-	-

Diluted net income (loss)	$8,201,773	$(1,031,171)

Denominator:
Weighted average common shares outstanding – basic	785,412,500	605,817,180

Dilutive securities: *
Series A Preferred	1,168,177,320	-
Series B Preferred	5,373,342,576	-
Series C Preferred	1,206,351,359	-
Series D Preferred	1,130,954,399	-

Weighted average common shares outstanding and assumed conversion – diluted	9,664,238,154	605,817,180

Basic net income per common share	$0.01	$(0.00)

Diluted net income per common share	$0.00	$(0.00)

* Due to a net loss for the year ended May 31, 2022, only weighted average common shares are used in calculations. As May 31, 2022, the Company’s dilution of all outstanding securities would be as follows:

May 31, 2022
Weighted average common shares outstanding – basic	605,817,180
Series A Preferred	1,233,209,295
Series B Preferred	5,373,342,576
Series C Preferred	1,206,351,359
Series D Preferred	1,174,935,959
Weighted average common shares outstanding and assumed conversion – diluted	9,593,656,369

Foreign Currency

For most of our international operations conducted by the subsidiaries operating outside the U.S., local currencies have been determined to be their functional currencies. We translate functional currency assets and liabilities to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date and income and expense amounts at average exchange rates for the period. The U.S. dollar affects that arise from changing translation rates are recorded in Other comprehensive income/(loss). The effects of converting transactions denominated in non-functional currency monetary assets and liabilities into the functional currency are recorded in Other Income.

Comprehensive Income

Comprehensive income consists of net earnings and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net earnings. For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects and comprehensive income or loss attributable to the noncontrolling interests. Accumulated other comprehensive income or loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of May 31, 2023 and 2022.

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

For the years ended May 31, 2023 and May 2022, there were no share-based awards.

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

Recently Issued Accounting Pronouncements

For the twelve months ended May 31, 2023, there were no recently issued or newly adopted accounting pronouncements that had, or are expected to have, a material impact to our consolidated financial statements.

2. ACQUISITIONS AND EQUITY METHOD INVESTMENTS

On February 21, 2023, the Company completed the acquisition via a stock purchase agreement (“SPA”) signed on April 28, 2022, and applicable amendments by and between the Company and Unique Logistics Holdings Limited, a Hong Kong corporation (the “ULHK”), whereby the Company acquired all ULHK’s share capital in eight (8) of ULHK’s (“ULHK Entities Acquisition”) operating subsidiaries as follows:

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

Purchase Price

The total fair value of the consideration recorded as of the acquisition date was $28.8 million ($16.5 million net of $12.3 million cash acquired as part of operating capital).

	Maturity Date	Description		Fair Value	Interest rate

Cash at closing				$3,500,000

Promissory Notes	3/7/2023	Note 1 to ULHK		4,500,000	15.0%
	4/7/2023	Note 2 to ULHK		5,000,000	15.0%
	6/30/2023	Note 3 to ULHK		5,000,000	15.0%
	2/21/2025	Note 4 to ULHK		1,000,000	-
	2/21/2025	Note 5 to FTS		500,000	-
	7/31/2024	Note 6 to ULHK	(Taiwan)	2,000,000	-
	7/31/2024	Note 7 to ULHK	(Vietnam)	1,000,000	-
				19,000,000
Contingent considerations
	10/31/2023	Note 8 to ULHK		2,500,000	15.0%
	2/21/2024	Note 9 to ULHK		2,000,000	-
	2/21/2024	Earnout payment		1,750,000
				6,250,000

Purchase Price				$28,750,000

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

Promissory Note 6 in the principal amount of $2,000,000 due June 30, 2023 (the “Initial Taiwan Maturity Date”), bearing no interest and payable on: (a) July 15, 2023, provided that all government and other regulatory approvals necessary or required by Taiwan in order to consummate the Transaction as the same relates to Unique-Taiwan (the “Taiwan Approvals”) have been received by the Initial Taiwan Maturity Date; or (b) in the event that the Taiwan Approvals have not been received by the Taiwan Maturity Date, payment under this promissory note will be due and payable within fifteen (15) days of receipt of the Taiwan Approvals. This promissory note was issued in lieu of cash otherwise due under the original Local SPA in respect of the Purchased Shares of Unique-Taiwan. The Company received the required approvals with respect to Unique-Taiwan on June 1, 2023 and the Company and ULHK entered into an amended and restated promissory note with respect to the Purchased Shares in Unique-Taiwan on August 31, 2023, to extend its maturity date to July 31, 2024 and to provide for interest to be accrued at an annual rate of 15%.

Promissory Note 7 in the principal amount of $1,000,000 due June 30, 2023 (the “Initial Vietnam Maturity Date”), bearing no interest and payable on: (a) July 15, 2023, provided that all government and other regulatory approvals necessary or required by Vietnam in order to consummate the Transaction as the same relates to Unique-Vietnam (the “Vietnam Approvals”) have been received by the Initial Vietnam Maturity Date; or (b) in the event that the Vietnam Approvals have not been received by the Vietnam Maturity Date, payment under this promissory note will be due and payable within fifteen (15) days of receipt of the Vietnam Approvals. This promissory note was issued in lieu of cash otherwise due under the original Local SPA in respect of the Purchased Shares of Unique-Vietnam. The Vietnam Approvals are yet to be obtained. As of September 8, 2023, the Company and ULHK entered into an amendment to the promissory note with respect to the Purchased Shares in Unique-Vietnam that extended the maturity date of that note to 12 months after receipt of the Vietnam approvals, although as we have not received the required approvals with respect to Unique-Vietnam this note has not yet become payable.

Contingent Considerations

As part of ULHK Entities Acquisition the Company issued two additional promissory notes, in lieu of cash, as payment of certain milestones set forth in the SPA that were already achieved:

●

Promissory Note 8 in the principal amount of $2,500,000 originally due on June 30, 2023, having an interest rate of 15%. This Promissory Note was issued in respect of the purchase price adjustment provided for under the SPA. Subsequently this note was adjusted to reflect Net Asset Adjustments related to the entities acquired and the maturity date was extended to October 31, 2023. As of May 31, 2023, the face value of the note approximated its fair value at $2,500,000 and interest was accrued accordingly.

●	Promissory Note 9 in the principal amount of $2,000,000 due on February 21, 2024, and bearing no interest. This Promissory Note was issued in respect of the purchase price adjustment provided for under the SPA

In addition to the purchase price discussed above, ULHK was eligible for a one-time cash earn-out payment in the amount of (i) $2,500,000, if the EBITDA of the Company’s acquired portion of the subsidiaries acquired from ULHK Purchased Shares, in the aggregate, exceeded $5,000,000 for the one-year period beginning on July 1, 2022 and ending June 30, 2023 (the “Earn Out Period”), or (ii) $2,000,000, if the EBITDA of the Company’s acquired portion of the subsidiaries acquired from ULHK Purchased Shares, in the aggregate, it was equal to or less than $5,000,000 but exceeded $4,500,000, for the Earn Out Period, in each case, to be paid by the Company within 90 days of June 30, 2023. At the date of acquisition, management estimated fair value of the earnout payment based on the actual up to date performance of the acquired entities and the probability of the earn out payment occurrence to be at $1,750,000 as of February 28, 2023. Subsequent to year end, it was confirmed that the applicable milestone was not achieved, and this contingency was released through the statement of operations as change in fair value of the contingent liability in the amount of $1.8 million as a non-recurring level 3 measurement.

In accordance with Amendment No. 1 to the Stock Purchase Agreement. $1.0 million of the cash portion of the purchase price was used to establish a reserve against certain potential existing and contingent liabilities relating to certain of the ULHK Entities that had not been disclosed to the Company as of the date of the original Stock Purchase Agreement. To the extent that any claims related to such undisclosed liabilities are asserted on or before February 20, 2024, any amounts that the relevant ULHK Entities pay upon settlement or are found liable for by a competent court, tribunal or governmental authority will be paid to Unique Logistics up to the $1.0 million amount of the reserve. If no such claims are made then the entire $1.0 million reserve, or the amount left, if any, after deducting such settlement or liability amounts, will be released to ULHK. The Company and ULHK are still in the process of evaluating the impact of potential tax issues in Unique-Vietnam and any potential liabilities resulting therefrom that the Company would be responsible for and that would be reimbursable pursuant to the reserve. The Company and ULHK have also discussed reducing the amount of the $2.0 million Promissory Note 9 due and payable on February 21, 2024, by the amount of any such liabilities in lieu of having the Company reimbursed from the monies held in reserve.

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

The following summarizes estimates of fair values of the assets acquired and liabilities assumed as of May 31, 2023:

	Initial Purchase Price Allocation	Measurement Period Adjustment	Updated Purchase Price Allocation
Assets Acquired:
Cash	$12,328,319	$-	$12,328,319
Current Assets	23,904,207	-	23,904,207
Equity in net assets of affiliated companies	5,368,959	-	5,368,959
Identifiable intangible assets	6,515,000	-	6,515,000
Other noncurrent assets	2,367,272	-	2,367,272
	50,483,757	-	50,483,757

Liabilities Assumed:
Current liabilities	(27,326,110)	(6,574,412)	(33,900,522)
Noncurrent liabilities	(327,861)	-	(327,861)
	(27,653,971)	(6,574,412)	(34,228,383)

Less noncontrolling interest	(3,558,263)	-	(3,558,263)

Goodwill	9,478,477	6,574,412	16,052,889

Purchase Price	$28,750,000	$-	$28,750,000

The total amount of goodwill recognized during the initial transaction was $9,478,477 recorded on the balance sheet. Subsequently, goodwill was adjusted for the impact of deferred income tax liability related to the acquisitions and accounted for it as a measurement period adjustment in the amount of $6,574,412. The goodwill acquired is primarily attributable to the workforce retained of the acquired businesses and synergies expected to arise after the Company’s acquisition of the above operating subsidiaries. The measurement period arose from the adoption of a policy at the time of the acquisition to currently remit a portion of the earnings and profits of the acquired subsidiaries and recognition of the related income tax liabilities.

The Company paid approximately $0.5 million of closing costs for legal, accounting, and other professional fees that were expensed during the year ended May 31, 2023.

Identifiable intangible assets and their amortization periods are estimated as follows:

	Cost Basis	Useful Life
Customer relationships	$6,292,000	7 years
Non-compete agreements	223,000	1 year
	$6,515,000

Amortization of these acquired intangibles is included in Note 5, Intangible Assets.

Equity Method Investments

The following summarizes financial information at fair value for the equity-method investments at the acquisition date:

Fair Value
Current assets	$17,493,164
Noncurrent assets	152,658
Total assets	17,645,822
Current liabilities	6,907,904
Noncurrent liabilities	-
Total liabilities	6,907,904
Net assets of the equity investee	10,737,918
Equity attributable to non-controlling interest	(5,368,959)
Total equity method investment attributable to registrant	5,368,959

Pro Forma Information (Unaudited)

The results of operations of eight entities that the Company acquired on February 21, 2023, have been included in our May 31, 2023, consolidated financial statements as follows: 7 days of these entities operations in February 2023, and two full months ended March 31 and April 30, 2023, based on the Company’s decision to include earnings from consolidated subsidiaries and equity method investments on a one-month lag basis.

The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the years ended May 31, 2022, assuming the acquisitions had been completed as of June 1, 2021, the first day of the period presented. The proforma adjustments include the elimination of intercompany revenue and expense transactions. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of these dates, or of future results.

	For the Year Ended May 31, 2023	For the Year Ended May 31, 2022

Revenue, net	$416,289,385	$1,271,514,041
Net Income attributable to registrant	11,742,885	26,095,482
Weighted average shares of common stock outstanding, basic	785,412,500	605,817,180
Weighted average shares of common stock outstanding, diluted	9,664,238,154	9,593,656,369
Net income per share, basic	$0.02	$0.04
Net income per share, diluted	$0.00	$0.00

3. PROPERTY AND EQUIPMENT

Major classifications of property and equipment are summarized below as of May 31, 2023 and 2022.

	May 31, 2023	May 31, 2022

Furniture and fixtures	$328,480	$102,062
Computer equipment	223,736	159,674
Software	48,175	30,609
Leasehold improvements	197,966	27,146
Motor Vehicles	224,881	-
	1,023,238	319,491
Less: accumulated depreciation	(413,453)	(130,602)
	$609,785	$188,889

Depreciation expense charged to income for the years ended May 31, 2023 and May 31, 2022 amounted to $282,851 and $75,204.

4. GOODWILL

On February 21, 2023, the Company completed the acquisition of ULHK subsidiaries and recorded additional goodwill. Subsequently, goodwill was adjusted for the impact of deferred income tax liability related to the acquisitions and accounted for it as a measurement period adjustment. As of May 31, 2023, the Company has recorded goodwill as follows:

Beginning balance June 1, 2022	$4,463,129
Acquired through business combination	16,052,889
Ending balance May 31, 2023	20,516,018

5. INTANGIBLE ASSETS

Intangible assets consist of the following at May 31, 2023 and 2022:

	May 31, 2023	May 31, 2022

Trade names / trademarks	$806,000	$806,000
Customer relationships	13,925,000	7,633,000
Non-compete agreements	536,000	313,000
	15,267,000	8,752,000
Less: Accumulated amortization	(2,401,907)	(1,414,296)
	$12,865,093	$7,337,704

Amortizable intangible assets, including tradenames and non-compete agreements, are amortized on a straight-line basis over 3 to 10 years. Customer relationships are amortized on a straight-line basis over 12 to 15 years. For the years ended May 31, 2023 and 2022, amortization expense related to the intangible assets was $987,611 and $707,149, respectively. As of May 31, 2023, the weighted average remaining useful lives of these assets were 6.33 years.

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve Months Ending May 31,
2024	1,668,921
2025	1,501,671
2026	1,501,671
2027	1,501,671
2028	1,501,671
Thereafter	5,189,488
$12,865,093

6. EQUITY METHOD INVESTMENT

As discussed in Note 2, on February 21, 2023, the Company completed the acquisition of eight of ULHK’s operating subsidiaries, including three subsidiaries accounted for under equity investment method, Unique-NEC, Unique Logistics International Co., Ltd (“Unique-Taiwan”) and TGF Unique Limited (“Unique-UK”).

Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment. Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment and for any distributions made by the investees.

Activity recorded for the Company’s share of equity method investments is summarized in the following table:

Equity investment carrying amount at May 31, 2022	$-
Payment made for equity method investment	5,368,959
Net income share of the Company	136,656
Dividends received	(2,123,932)
Equity investment carrying amount at May 31, 2023	$3,381,683

The dividends received represent a return of the Company’s investment.

The tables below present the summarized financial information, as provided to the Company by the investees, for the unconsolidated companies:

May 31, 2023
Current assets	$14,712,542
Noncurrent assets	138,172
Current liabilities	7,289,746
Noncurrent liabilities	-
Equity	$7,560,968

For the period ended May 31, 2023 (from the acquisition date)*
Net Revenue	$11,799,721
Gross Profit	2,584,720
Income from operations	1,116,717
Net Income	$273,311

*	Net Income from equity method investments available to the Company’s shareholders was $136,656 included in the statement of operations for the year ended May 31, 2023 and none for the year ended May 31, 2022.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following on May 31, 2023, and May 31, 2022:

	May 31, 2023	May 31, 2022

Accrued salaries and related expenses	$1,938,111	$625,000
Accrued sales and marketing expense	768,713	2,383,500
Accrued professional fees	2,574,542	1,350,170
Accrued income tax	1,531,789	559,544
Accrued overdraft liabilities	-	681,058
Other accrued expenses and current liabilities	1,784,730	66,887
	$8,594,947	$5,666,159

8. FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consists of:

	May 31, 2023	May 31, 2022

Revolving Credit Facility	$8,050,227	$38,141,451
Term Debt	4,000,000
Notes Payable	-	608,333
	12,050,227	38,749,784
Less: Current portion	8,050,227	38,749,784
	$4,000,000	$-

Revolving Credit Facility

On June 1, 2021, the Company entered into a Revolving Purchase, Loan and Security Agreement (the “TBK Agreement”) with TBK Bank, SSB, a Texas State Savings Bank (“Purchaser”), for a facility under which Purchaser will, from time to time, buy approved receivables from the seller. The TBK Agreement provides for the Company to have access to the lesser of (i) $30 million (“Maximum Facility”) and (ii) the Formula Amount (as defined in the TBK Agreement). The facility is for an initial term of twenty-four (24) months (the “Term”) and may be extended or renewed, unless terminated in accordance with the TBK Agreement.

On August 4, 2021, the parties to the TBK Agreement entered into a First Amendment Agreement to increase the credit facility from $30.0 million to $40.0 million during the period commencing on August 4, 2021, through and including December 2, 2021, with all other terms of the original TBK Agreement remaining unchanged.

On September 17, 2021, the parties to the TBK Agreement entered into a Second Amendment to the TBK Agreement to temporarily increase the credit facility from $40.0 million to $47.5 million for the period commencing on August 4, 2021, through and including January 31, 2022.

On January 31, 2022, the parties to the TBK Agreement entered into a Third Amendment to the TBK Agreement to permanently increase the credit facility from $40.0 million to $47.5 million to the maturity date.

On April 14, 2022, the parties to the TBK Loan Agreement entered into a Fourth Amendment to temporarily increase the credit facility from $47.5 million to $57.5 million from April 15, 2022 through October 31, 2022.

On May 31, 2023, the date of the original maturity, the parties to the TBK Loan Agreement entered into a Fifth Amendment to extend the maturity date to June 30th, 2023 and in the Sixth Amendment dated June 30th, the parties agreed to extend TBK Loan Agreement through July 15, 2023.

On July 20, 2023, the Company and TBK Bank entered into a new loan and security agreement (the “New TBK Agreement,”) amending and restating in their entirety, the terms, conditions, agreements, covenants, obligations, representations, and warranties of the existing TBK Agreement. The terms of the new agreement are substantially the same as the original agreement. The New TBK Agreement provides for a facility under which TBK Bank will, from time to time, make advances under the Revolving Credit Facility to the Company in such amounts as the Company may request, but not to exceed $25,000,000. This New TBK Agreement is scheduled to mature on June 1, 2025.

Purchase Money Financing

On September 8, 2021, the Company entered into a Purchase Money Financing Agreement (the “Financing Agreement”) with Corefund Capital, LLC (“Corefund”) in order to enable the Company to finance additional cargo charter flights for the peak shipping season.

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

The fees and interest related to Corefund purchase money financing are included in the interest expense on the statement of operations. The fee paid to Corefund for the year ended May 31, 2022 were approximately $1.0 million and none for the year ended May 31, 2023. The balance outstanding under the Purchase Money Financing as of May 31, 2023 and 2022 was $0.

Promissory Notes

On May 29, 2020, the Company entered into a $1,825,000 note payable with a former shareholder. The agreement calls for six semi-annual payments of $304,167, for which the first payment was due on November 29, 2020. The loan bears interest and has a maturity of three years, or May 29, 2023. The note’s remaining balance was recorded in the current portion of notes payable with balance of $0 and $608,333 as of May 31, 2023 and May 31, 2022, respectively.

On March 9, 2021, the Company was granted an SBA loan (the “Loan”) by Century Bank in the aggregate amount of $358,236, pursuant to the second round of the Paycheck Protection Program (the “PPP”) under The Coronavirus Aid, Relief, and Economic Security Act (CARES) Act. The Loan, which was in the form of a note, matures on March 5, 2026 and bears interest at a rate of 1% per annum. The Loan is payable in equal monthly instalments after the deferral period. The funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The amount of $358,236 was forgiven during the period ended May 31, 2022, and is included in gain on forgiveness of promissory notes on the consolidated statements of operations.

On March 19, 2021, the Company issued to an accredited investor a 10% promissory note in the principal aggregate amount of $1,000,000. The Company received aggregate gross proceeds of $1,000,000. The purpose of the funds is to augment working capital resulting from a surge in business and new customer acquisition. This promissory note matures on the date that is thirty (30) days following the Effective Date (the “Maturity Date”). The Note bears interest at a rate of ten percent (10%) per annum (the “Interest Rate”). The Company may prepay the Note without penalty. On May 31, 2022, this note was repaid in full.

Convertible Notes Payable

Trillium SPA

On October 8, 2020, the Company entered into a securities purchase agreement with Trillium Partners (“Trillium”) pursuant to which the Company sold to Trillium (i) a 10% secured subordinated convertible promissory note in the principal aggregate amount of $1,111,000 (the “Trillium Note”) realizing gross proceeds of $1,000,000 and (ii) a warrant to purchase up to 570,478,452 shares of the Company’s common stock at an exercise price of $0.001946, subject to adjustment as provided therein. The Trillium Note was to mature on October 6, 2021 and was convertible at any time. The Trillium Note was amended on October 14, 2020, to adjust the conversion price to $0.00179638. On June 1, 2021, the Trillium Note maturity was extended to October 6, 2022. On August 19, 2021, Trillium entered into a Securities Exchange Agreement and on December 10, 2021 into an amended Securities Exchange Agreement, as discussed below. Upon effectiveness of these agreements, the Trillium Note was exchanged for Series D Preferred, as defined below. During the year ended May 31, 2022, a noteholder converted $131,759 of principal and interest of the Trillium Note into 73,346,191 shares of the Company’s common stock at a rate of $0.00179640 per share and as of May 31, 2022, the outstanding balance on the Trillium Note was $0.

3a SPA

On October 14, 2020, the Company entered into a securities purchase agreement with 3a Capital Establishment (“3a”) pursuant to which the Company sold to 3a (i) a 10% secured subordinated convertible promissory note in the principal aggregate amount of $1,111,000 (the “3a Note”) realizing gross proceeds of $1,000,000 and (ii) a warrant to purchase up to 570,478,452 shares of the Company’s common stock at an exercise price of $0.001946, subject to adjustment as provided therein. The 3a Note was to mature on October 6, 2021 and was convertible at any time. On June 1, 2021, the 3a Note was amended to extend its maturity date to October 6, 2022. Upon this amendment, the Company accounted for this modification as debt extinguishment and recorded a net gain of $383,819 in the consolidated statements of operations for the period ended May 31, 2022. On August 19, 2021, 3a entered into a Securities Exchange Agreement and on December 10, 2021 into an amended Securities Exchange Agreement, as discussed below. Upon effectiveness of these agreements, the 3a Note was exchanged for Series C Preferred (as defined below). As of May 31, 2023 and 2022, the total unamortized debt discount related to the 3a SPA was $0 and during the year ended May 31, 2022, the Company recorded amortization of debt discount totaling $285,048. During the year ended May 31, 2022, the noteholder converted $113,172 of the 3a Note into 63,000,000 shares of the Company’s common stock at a rate of $0.00179638 per share. As of May 31, 2023 and 2022, the outstanding principal balance on the 3a Note was $0.

Trillium and 3a January Convertible Notes

On January 28, 2021, the Company entered into a securities purchase agreement with Trillium and 3a together, the “Investors”) pursuant to which the Company sold to each of the Investors (i) a 10% secured subordinated convertible promissory note in the principal aggregate amount of $916,666 or $1,833,333 in the aggregate (together, the “Notes”) realizing gross proceeds of $1,666,666. The Notes mature on January 28, 2022 and are convertible at any time. The conversion price of the Notes is $0.0032 (the “Conversion Price”). The Company determined the fair value of the warrant using the Black-Scholes model and recorded an adjustment to the carrying value of the note liability with an equal and offsetting adjustment to Stockholders Equity. The beneficial conversion feature for both Notes was valued at $1,666,666. On June 1, 2021, Notes were amended to extent their maturity date to January 28, 2023. Upon this amendment, the Company accounted for this modification as debt extinguishment and recorded a net gain of $247,586. During the year ended May 31, 2022, the Company recorded amortization of debt discount totaling $491,467. On August 19, 2021, the Investors entered into a Securities Exchange Agreement and on December 10, 2021 into an amended Securities Exchange Agreement with the Company, as discussed below. Upon effectiveness of these agreements, the Notes were exchanged for shares of Preferred Stock (as defined below). As of May 31, 2023, the outstanding principal balance on the Notes was $0.

Amended Securities Exchange Agreement

On December 10, 2021, the Company entered into an amended securities exchange agreement with the Investors, pursuant to which the Company agreed to issue, and the Investors agreed to acquire, in exchange for the Convertible Notes described above, shares of the newly created Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred”), and shares of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred” and, together with the Series C Preferred, the “Preferred Stock”), of the Company, upon entering into the Amended Exchange Agreement.

In connection with the Amended Exchange Agreement, each of the Investors received that number of shares of Preferred Stock equal to one share of Preferred Stock for every $10,000 of Convertible Notes value held by such Investor. The Company issued 195 shares of Series C Preferred and 192 shares of Series D Preferred. In the aggregate, each of the Series C Preferred and Series D Preferred may be converted up to an amount of common stock equal to 12.48% of the Company’s capital stock on a fully diluted basis, subject to adjustment up to a specified date.

Upon effectiveness of the Amended Exchange Agreement, the Company no longer has any outstanding convertible notes or warrants.

Term Debt

On March 10, 2023, the Company entered into a financing agreement and related fee letter (the “Financing Agreement”) as borrower with certain of its subsidiaries party thereto as guarantors, the lenders party thereto, CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent, and administrative agent. The Financing Agreement provides for an initial senior secured term loan in a principal amount of $4,210,526 and a delayed draft term loan in an aggregate principal amount of up to $14,789,474. The proceeds of such term loans may be used to (i) pay fees and expenses related to entering into the Financing Agreement and the related transaction documents and the acquisitions of those certain entities contemplated by that certain Stock Purchase Agreement between the Company and seller thereunder and those separate certain Share Sale and Purchase Agreements, as previously reported on the Company’s Current Report on Form 8-K filed on February 27, 2023 (the “Acquisitions”), (ii) redeem certain of the notes issued to the Seller in connection with the Acquisition, and (iii) pay fees and expenses related of the transactions contemplated by that certain Agreement and Plan of Merger, dated as of December 18, 2022, by and among Edify Acquisition Corp., a Delaware corporation, Edify Merger Sub, Inc., a Nevada corporation, and the Company, as previously reported on the Company’s Current Report on Form 8-K filed on December 19, 2022.

Debt Covenants

The Company is subject to certain financial covenants as part of the financing agreement with both Revolving Credit Facility and Term Debt.

As of May 31, 2023, the Company was in compliance with the financial covenants except for the following:

Events of default have occurred per the Financing Agreement (Term Debt) with noncompliance items including timely repayment of the acquisition related notes, delivery of control agreements, closing deposit accounts, deliver of landlord waivers or collateral access agreements with respect to each leased location, failure to deliver certain consents from equity method operating companies, and obtaining consent from the agent prior to agreeing to an extension of the maturity date of the acquisition related promissory notes. On September 13, 2023, the Company entered into a waiver agreement with CB Agent Services LLC, origination agent and Alter Domus (US) LLC, administrative agent to permanently waive all existing events of default existing as of this date and specifically listed in the waiver agreement. The waiver is effective only in this specific instance and for the specific purpose set forth in the agreement and does not allow for any other or further departure from the terms and conditions of the Financing Agreement or any other loan document, which terms and conditions shall continue in full force and effect.

Events of default also occurred in relation to the loan agreement with TBK Bank, SSB, due to the failure of the Company to maintain a fixed charge coverage ratio in accordance with the loan agreement. On May 31, 2023, the Company and TBK Bank, SSB, entered into a first amendment and waiver to revolving purchase loan and security agreement, extending agreement’s terms and providing a waiver of the specified default through and including June 30, 2023. Subsequently, on July 20, 2023, the Company and TBK Bank, SSB entered into a new loan and security agreement that requires starting August 31, 2023 and on the last day of each quarter thereafter during the term of this agreement, to the Company to maintain a specified Fixed Charge Coverage Ratio with the first reporting date of September 30, 2023.

9. RELATED PARTY TRANSACTIONS

The Company has the following debt due to related parties:

	May 31, 2023	May 31, 2022

Due to FTS (1)	$801,310	$602,618
Due to ULHK(4)	12,750,000	-
Due to employee (2)	-	30,000
Due to employee (3)	-	66,658
	13,551,310	699,276
Less: current portion	(4,801,310)	(301,308)
	$8,750,000	$397,968

(1)

Two Notes due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO:

The Promissory Note dated March 30, 2021 in the principal amount $903,927 bears no interest provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to six percent (6%) per annum. The principal amount is due and payable in six payments of $150,655. The first payment was due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment. The balance of this Promissory Note due within the next 12 months is $301,309 as of May 31, 2023.

Promissory Note dated February 21, 2023, in connection with the acquisitions (see Note 2) in the principal amount of $500,000 for the remaining 35% share capital of Unique Logistics International (India) Private Ltd. acquired by the Company from FTS maturing February 21, 2025 and bearing no interest.

(2)	On May 29, 2020, the Company entered into a $90,000 payable with an employee. The payment terms consist of thirty-six monthly non-interest-bearing payments of $2,500 from the date of closing. This Note is fully paid off as of May 31, 2023.

(3)	On May 29, 2020, the Company entered into a $200,000 payable with an employee. The payment terms consist of thirty-six monthly non-interest-bearing payments of $5,556 from the date of closing. This Note is fully paid off as of May 31, 2023.

(4)

Due to ULHK, the entity with over 10% investment in the Company.

As discussed in Note 2, On February 21, 2023, the Company completed the acquisition of eight ULHK operating subsidiaries, in a combination of cash and promissory notes issued to the Seller. As of May 31, 2023, some of these notes were paid off, or refinanced with Term Debt.

The following notes were outstanding and classified as current as of May 31, 2023:

●

Promissory Note 8 in the principal amount of $2,500,000 originally due on June 30, 2023, having an interest rate of 15%. This Promissory Note was issued in respect of the purchase price adjustment provided for under the SPA. Subsequently this note was adjusted to reflect Net Asset Adjustments related to the entities acquired and the maturity date was extended to October 31, 2023. As of May 31, 2023, the face value of the note approximated its fair value at $2,500,000 and interest was accrued accordingly.

●	Promissory Note 9 in the principal amount of $2,000,000 due on February 21, 2024, and bearing no interest. This Promissory Note was issued in respect of the purchase price adjustment provided for under the SPA

The following notes are classified as noncurrent as of May 31, 2023:

●	Promissory Note 3 in the principal amount of $5,000,000 which matures June 30, 2023, having an interest rate of 15%. This note was partially paid off with the principle amount remaining as of May 31, 2023 of $4,250,000. This note was fully repaid on June 30, 2023 with the proceeds from the Term Debt, that is classified as noncurrent.

●	Promissory Note 4 in the principal amount of $1,000,000 which matures February 21, 2025 and bear no interest.

●

Promissory Note 6 in the principal amount of $2,000,000 due June 30, 2023 (the “Initial Taiwan Maturity Date”), bearing no interest and payable on: (a) July 15, 2023, provided that all government and other regulatory approvals necessary or required by Taiwan in order to consummate the Transaction as the same relates to Unique-Taiwan (the “Taiwan Approvals”) have been received by the Initial Taiwan Maturity Date; or (b) in the event that the Taiwan Approvals have not been received by the Taiwan Maturity Date, payment under this promissory note will be due and payable within fifteen (15) days of receipt of the Taiwan Approvals. This promissory note was issued in lieu of cash otherwise due under the original Local SPA in respect of the Purchased Shares of Unique-Taiwan. The Company received the required approvals with respect to Unique-Taiwan on June 1, 2023 and the Company and ULHK entered into an amended and restated promissory note with respect to the Purchased Shares in Unique-Taiwan on August 31, 2023, to extend its maturity date to July 31, 2024 and to provide for interest to be accrued at an annual rate of 15%.

●

Promissory Note 7 in the principal amount of $1,000,000 due June 30, 2023 (the “Initial Vietnam Maturity Date”), bearing no interest and payable on: (a) July 15, 2023, provided that all government and other regulatory approvals necessary or required by Vietnam in order to consummate the Transaction as the same relates to Unique-Vietnam (the “Vietnam Approvals”) have been received by the Initial Vietnam Maturity Date; or (b) in the event that the Vietnam Approvals have not been received by the Vietnam Maturity Date, payment under this promissory note will be due and payable within fifteen (15) days of receipt of the Vietnam Approvals. This promissory note was issued in lieu of cash otherwise due under the original Local SPA in respect of the Purchased Shares of Unique-Vietnam. The Vietnam Approvals are yet to be obtained. Subsequent to May 31, 2023, the Company and ULHK entered into an amendment to the promissory note with respect to the Purchased Shares in Unique-Vietnam that extended the maturity date of that note, although as we have not received the required approvals with respect to Unique-Vietnam this note has not yet become payable.

Accounting Services

David Briones, one of our directors, is the managing member and sole owner of the Brio Financial Group, a financial consulting firm that the Company uses to assist it in preparing and reviewing its financial statements and Management’s Discussion and Analysis disclosure in the reports that it files with the SEC pursuant to the requirements of the Exchange Act. During the year ended May 31, 2023, we also engaged Brio Financial Group to prepare the pro forma financial statements for inclusion in the registration statement on Form S-4 relating to the Transactions. Brio Financial Group billed the Company $40,000 for such services during the year ended May 31, 2023, and an additional $20,000 to date since then.

Consulting Agreements

Unique entered into a Consulting Services Agreement on May 29, 2020 for a term of three years with Great Eagle Freight Limited, a Hong Kong Company, pursuant to which the Company pays $500,000 per year until the expiration of the agreement on May 28, 2023. The fair value of the services was determined to be less than the cash payments and the difference was recorded as Other Long Term Liabilities line item on the consolidated balance sheets and amortized over the life of the agreement. The unamortized balances were none and $282,666 as of May 31, 2023 and 2022, respectively.

Accounts Receivable and Payable

Transactions with related parties account for $3.5 million and $2.9 million of accounts receivable and accounts payable as of May 31, 2023, respectively, compared to $3.0 million and $15.2 million of accounts receivable and accounts payable as of May 31, 2022, respectively.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the years ended May 31, 2023 and 2022 these transactions represented approximately $7.3 million and $3.9 million, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the year ended May 31, 2023 and 2022 these transactions represented approximately $38.0 million and $192.8 million

10. RETIREMENT PLAN

We have two savings plans that qualify under Section 401(k) of the Internal Revenue Code legacy of the predecessor companies. Eligible employees may contribute a portion of their salary into the savings plans, subject to certain limitations. In one of which the Company has the discretionary option of matching employee contributions and in the other the Company matches 20% on the first 100% contribution. In either Plan, employees can contribute 1% to 98% of gross salary up to a maximum permitted by law. The Company recorded expense of $0.01 million and $0.05 million for the year ended May 31, 2023 and 2022, respectively.

11. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 800,000,000 shares of stock, a par value of $0.001 per share.

During the year ended May 31, 2022:

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

During the years ended May 31, 2023 and 2022 there were no other common stock issuances, except for the conversions of Preferred Shares and Convertible Notes.

As of May 31, 2023 and 2022, there were 799,141,770 and 687,196,478 shares of Common Stock issued and outstanding, respectively.

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

During the year ended May 31, 2023, a shareholder converted 9,935 shares of Series A Convertible Preferred Stock into 67,963,732 shares of the Company’s common stock. During the year ended May 31, 2022, there were no conversions of Series A Preferred Shares.

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

During the year ended May 31, 2023, there were no conversions of Series B Preferred Shares. During the year ended May 31, 2022, the Company issued 125,692,224 shares of the Company’s common stock pursuant to the conversion of 19,200 shares of Series B Convertible Preferred Stock held by Frangipani Trade Services Inc, an entity 100% owned by the Company’s Chief Executive Officer.

Series C & D Convertible Preferred

The holders of the Preferred Stock shall be entitled to receive, upon liquidation, dissolution or winding up of the Company, the amount of cash, securities, or other property to which such holder would be entitled to receive with respect to such shares of Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation.

During the year ended May 31, 2023, a shareholder converted 7 shares of Series D Convertible Preferred Stock into 43,981,560 shares of the Company’s common stock. During the year ended May 31, 2022 a shareholder converted 5 shares of Series D Convertible Preferred Stock into 31,415,400 shares of the Company’s common stock.

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

12. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business. There are no claims or actions pending or threatened against the Company that, if adversely determined, would in the Company’s management’s judgment have a material adverse effect on the Company.

Leases

The Company leases office space, warehouse facilities and equipment under non-cancellable lease agreements expiring on various dates through October 2028. Office leases contain provisions for future rent increases. The Company adopted ASC 842 from inception, requiring the Company to recognize an asset and liability on the consolidated balance sheets for lease arrangements with terms longer than 12 months. The Company has elected a practical expedient to not apply the recognition requirement to leases with a term of less than one year (short term leases). The Company uses its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is based on the estimated interest rate the Company could obtain for borrowing over a similar term of the lease at commencement date. Rental escalations, renewal options and termination options, when applicable, have been factored into the Company’s determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts. Variable payments related to pass-through costs for maintenance, taxes and insurance or adjustments based on an index such as Consumer Price Index are not included in the measurement of the lease liability or asset and are expensed as incurred.

The components of lease expense were as follows:

	31-May-23	31-May-22
Operating lease	$1,955,377	$1,717,807
Interest on operating lease liabilities	594,366	209,536
Total net lease cost	$2,540,217	$1,927,343

Supplemental balance sheet information related to leases was as follows:

	31-May-23	31-May-22

Operating leases:
Operating lease ROU assets – net	$10,269,516	$2,408,098

Current operating lease liabilities, included in current liabilities	$2,379,774	$912,618
Noncurrent operating lease liabilities, included in long-term liabilities	8,212,445	1,593,873
Total operating lease liabilities	$10,592,219	$2,506,491

The operating lease right of use asset and corresponding lease liabilities were significantly impacted during the nine-month ended February 28, 2023, by a renewal of a warehouse lease located in in Santa Fe Springs, CA with a term of 5 years and the addition of new office warehouse lease in Lawrence, NY and an office in Garden City, NY with terms of 5 years and 3 years, respectively. The discount rate used to account for new leases was approximately 10.0%. The Company assessed the renewal options as a part of the adoption of ASC 842, if the renewal options were determined to be reasonably assured/certain at inception they would be appropriately captured within the future minimum lease payment schedule within the footnote of the Company’s financial statement and included in the ROU Asset and ROU liability upon transition. During the year ended May 31, 2023 and 2022, the Company made lease payments of $2.1 million and $1.5 million, respectively.

Supplemental cash flow and other information related to leases was as follows:

	For the Year	For the Year
	Ended	Ended
	31-May-23	31-May-22

ROU assets obtained in exchange for lease liabilities:
Operating leases	$8,715,190	$1,805
Weighted average remaining lease term (in years):
Operating leases	4.37	3.88
Weighted average discount rate:
Operating leases	9.06%	4.02%

As of May 31, 2023, future minimum lease payments under noncancelable operating leases are as follows:

Future Minimum Payments for the Twelve Months Ending May 31,
2024	$3,196,539
2025	2,939,156
2026	2,594,468
2027	2,547,323
2028	1,463,384
Thereafter	-
Total lease payments	12,740,869
Less: imputed interest	(2,148,651)
Total lease obligations	$10,592,219

13. INCOME TAXES

The breakout of pretax income between foreign and domestic is as follows:

	For the Year Ended May 31, 2023	For the Year Ended May 31, 2022

Domestic	$8,944,305	$5,948,852
Foreign	659,246	-
	$9,603,551	$5,948,852

The expense (benefit) for income taxes consists of:

	For the Year Ended May 31, 2023	For the Year Ended May 31, 2022
Current:
Federal	$1,475,897	$2,052,526
State	208,481	1,041,298
Foreign	519,257	-
	2,203,635	3,093,827
Deferred:
Federal	(133,051)	(554,294)
State	(141,572)	(125,235)
Foreign	(540,029)	-
	(814,652)	(679,529)
Total tax expense	$1,388,983	$2,414,298

Other noncurrent liabilities include liabilities for uncertain tax provision (UTP) as follows:

	For the	For the
	Year Ended	Year Ended
	31-May-23	31-May-22
Total UTP balance on June 1	$-	$-
Additions based on tax provisions related to the current year	-	-
Additions for tax positions of prior years	2,582,341	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Reductions due to lapse of applicable statute of limitations	-	-

Total UTP balance on May 31	$2,582,341	$-

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

If applicable, interest and penalties related to the unrecognized tax positions are required to be calculated and would be classified as “tax expense” in the statement of operations.

These reserves would impact income tax expense if released into income. The Company does not expect a change to its unrealized tax positions in the next twelve months.

The Taxing jurisdiction that is significant to Company is the U.S. open tax years related to this taxing jurisdiction remains subject to examination and could result in additional tax liabilities. The Company is no longer subject to income tax examinations for years before 2019.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	May 31, 2023	May 31, 2022
Allowance for doubtful accounts	$437,493	$733,139
Consulting contract liability	-	230,263
Acquisition Costs	397,567	-
Interest Expense (163j Limitation)	259,984	-
Lease liability	2,507,442	659,460
Other	562,228	238,006
Total deferred tax assets	4,164,713	1,860,868

Deferred Tax Liabilities
Operating lease right-of-use assets	(2,414,333)	(631,173)
Dividends received	(3,480,143)	-
Accrued withholding tax	(714,945)	-
Goodwill and intangibles	(1,921,833)	(256,533)
Fixed assets	(38,902)	(30,414)
Net deferred tax asset (liability)	$(4,405,442)	$942,748

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the years ended May 31, 2023 and 2022, there was no valuation allowance necessary.

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Year Ended May 31, 2023	For the Year Ended May 31, 2022
US Federal statutory rate (%)	21.0	21.0
State income tax, net of federal benefit	(0.5)	16.4
Impact of debt exchange	(2.5)	18.9
PPP loan forgiveness	-	(1.3)
Foreign income taxes and adjustments	1.5	-
FDII deduction	(4.0)	(10.1)
Withholding taxes	1.1	-
Other	(2.1)	(4.3)
Income tax provision	14.5	40.6

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Based on this evaluation, the Company has identified no reportable subsequent events other than those disclosed elsewhere in these consolidated financial statements.

On June 30, 2023, the Company borrowed on the delayed draft term loan amount of $5,263,158, ($5,000,000 principal and $263,158 related to the upfront fees), with interest rate based on 3 months SOFR Rate Loans. The outstanding principal amount of (i) the Initial Term Loan shall be repayable (1) on August 31, 2023 and November 30, 2023, in an amount equal to 1.25% of the principal amount of the Initial Term Loan, (2) on February 29, 2024, May 31, 2024, August 31, 2024 and November 30, 2024, in an amount equal to 2.50% of the principal amount of the Initial Term Loan and (3) on February 28, 2025, May 31, 2025, August 31, 2025, November 30, 2025, and February 28, 2026 in an amount equal to 3.75% of the principal amount of the Initial Term Loan and (ii) any funded Delayed Draw Term Loan shall be repayable (1) on August 31, 2023 and November 30, 2023, in an amount equal to 1.25% of the funded principal amount of such Delayed Draw Term Loan, (2) on February 29, 2024, May 31, 2024, August 31, 2024 and November 31 2024, in an amount equal to 2.50% of the funded principal amount of such Delayed Draw Term Loan and (3) on February 28, 2025, May 31, 2025, August 31, 2025, November 30, 2025 and February 28, 2026, in an amount equal to 3.75% of the funded principal amount of such Delayed Draw Term Loan.

The proceeds of the above borrowing shall be used to pay a portion of the purchase price under the SPA. On June 30, 2023, the Company paid off the remaining amount of $4,250,000 of the Promissory Note 3 to ULHK (see Note 2, Acquisitions and Equity Method Investments) including associated interest.

On June 1, 2023, the Company received an approval by the Investment Commission of the Ministry of Economic Affairs of Taiwan to the application (No.: Wai-18976) filed by Unique Logistics International, Inc. for the purchase and for the transfer of the total 500,000 shares of Unique Logistics International Co., Ltd. or 50% of the Company’s share capital. Promissory Note 6, issued to ULHK in connection with the acquisition of ULHK ownership in this Taiwan entity on February 21, 2023 (see Note 2, Acquisitions and Equity Method Investments), $2,000,000 is due and payable 15 days after the receipt of an approval of this transfer by the Taiwan government. On August 1, 2023, Promissory Note 6 was amended to extend maturity date to July 31, 2024, with all other terms unchanged.

On September 8, 2023, the Company agreed with ULHK to amend Promissory Note 7 issued in connection with the acquisition of ULHK ownership in Vietnam entity on February 21, 2023 (see Note 2, Acquisitions and Equity Method Investments), where $1,000,000 is due and payable on June 30, 2023, or the 15 days after the receipt of an approval of this transfer by the Vietnam government, whichever is the latest. The approvals have not yet been received and this note has not yet become payable. The date of extension was agreed to twelve months after receipt of the Vietnam approvals.

On July 7, 2023, the Company and ULHK amended Promissory Note 8, in the principal amount of $2,500,000 having an interest rate of 15% and original due date of June 30, 2023, to a new maturity date of October 31, 2023, with all other terms unchanged. This Promissory Note was issued in respect of the purchase price adjustment provided for under the SPA.

On July 20, 2023, The Company (“Borrower”) entered into a Revolving Credit Facility (“Agreement”) with TBK Bank, SSB, a Texas State Savings Bank (“Lender”). The Agreement provides for a facility under which the Lender will, from time to time, make Advances under the Revolving Credit Facility to the Borrower in such amounts as Borrower may request, but not to exceed $25,000,000. This agreement replaced the previous loan agreement with TBK Bank, SSB which expired on May 31, 2023. The proceeds of the Revolving Credit Facility will be used by the Borrower (i) for fees and expenses incurred in connection with the consummation of the agreement and the transactions contemplated thereby, (ii) for Borrower’s legitimate working capital requirements or purposes, and (iii) to satisfy the indebtedness, obligations and liabilities of the Borrower to Lender under or pursuant to the Existing Loan Agreement. The Agreement is set to mature on May 31, 2025.

On June 9, 2023, the Company and Edify issued a press release announcing that Edify has filed a registration statement on form S-4 in connection with the Merger. On December 18, 2022, Unique Logistics International, a Nevada corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Edify Acquisition Corp., a Delaware corporation (“Edify”), Edify Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Edify (“Merger Sub”), and the Company. The Merger Agreement and the transactions contemplated thereby (the “Transactions”) were approved by the board of directors of each of the Company, Edify, and Merger Sub. The Merger Agreement provides, among other things, that Merger Sub will merge with and into the Company, with the Company as the surviving corporation (the “Surviving Corporation”) in the merger and, after giving effect to such merger, the Company shall be a wholly-owned subsidiary of Edify (the “Merger”).

Previously, the Company entered into an Agreement and Plan of Merger on December 18, 2022 (the “Merger Agreement”) by and among Edify Acquisition Corp., a Delaware corporation (“Edify”), Edify Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Edify (“Merger Sub”), and the Company. The Merger Agreement and the transactions contemplated thereby were approved by the board of directors of each of the Company, Edify, and Merger Sub. The Merger Agreement provides, among other things, that Merger Sub will merge with and into the Company, with the Company as the surviving corporation in the merger and, after giving effect to such merger, the Company shall be a wholly-owned subsidiary of Edify (the “Merger”). On June 9, 2023, the Company and Edify issued a press release announcing that Edify had filed a registration statement on form S-4 in connection with the Merger. On July 23, 2023, the Parties entered into a First Amendment to Merger Agreement, dated July 19, 2023, to update the Termination Date of the Merger Agreement to January 20, 2024.

On September 13, 2023, the Company entered into a waiver agreement with CB Agent Services LLC, origination agent and Alter Domus (US) LLC, administrative agent to permanently waive all existing as of May 31, 2023, events of default existing as of this date and specifically listed in the waiver agreement. The waiver is effective only in this specific instance and for the specific purpose set forth in the agreement and does not allow for any other or further departure from the terms and conditions of the Financing Agreement or any other loan document, which terms and conditions shall continue in full force and effect.

