Form 10-K/A
period 2023-05-31
Unique Logistics International, Inc.
filed 2023-09-22
CIK 1281845

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

EXPLANATORY NOTE

Unique Logistics International, Inc. (the “Company,” “we,” “us,” “our” and other similar terms) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended May 31, 2023, as filed with the Securities and Exchange Commission on September 15, 2023 (the “Original Form 10-K”), for the purpose of updating the exhibit index contained in Part IV, Item 15 to (i) include Exhibit 4.1 (Description of Securities) and (ii) provide an updated Exhibit 21.1 (List of Subsidiaries).

Accordingly, this Amendment consists only of the facing page, this explanatory note, Item 15, the signature pages to Form 10-K and the applicable exhibits. The Original Form 10-K is otherwise unchanged. This Amendment should be read in conjunction with the Original Form 10-K. Further, this Amendment does not reflect any subsequent events occurring after the filing date of the Original Form 10-K and does not modify or update in any way the disclosures made in the Original Form 10-K except as described above.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

TABLE OF CONTENTS

PART IV		3

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	3

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a. Exhibits

(a)	Exhibits.

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated October 8, 2020	8-K	2.1	10/13/2020
2.2	Agreement and Plan of Merger dated as of December 18, 2022, by and among Edify Acquisition Corp., Edify Merger Sub, Inc., and Unique Logistics International, Inc.	8-K	2.1	12/19/2022
3.1	Certificate of Designation of Series A Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.1	10/13/2020
3.2	Certificate of Designation of Series B Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.2	10/13/2020
3.3	Certificate of Designation of Series C Convertible Preferred Stock of Unique Logistics International, Inc., dated December 7, 2021	8-K	3.1	12/13/2021
3.4	Certificate of Designation of Series D Convertible Preferred Stock of Unique Logistics International, Inc., dated December 7, 2021	8-K	3.2	12/13/2021
3.5	Certificate of Correction to Certificate Designation of Series C Convertible Preferred Stock of Unique Logistics International, Inc., dated December 8, 2021	8-K	3.3	12/13/2021
3.6	Certificate of Correction to Certificate Designation of Series D Convertible Preferred Stock of Unique Logistics International, Inc., dated December 8, 2021	8-K	3.4	12/13/2021
3.7	Certificate of Correction to Certificate Designation of Series C Convertible Preferred Stock of Unique Logistics International, Inc., dated December 15, 2021	10-Q	3.5	01/14/2022
3.8	Certificate of Correction to Certificate Designation of Series D Convertible Preferred Stock of Unique Logistics International, Inc., dated December 15, 2021	10-Q	3.6	01/14/2022
3.9	Amended and Restated Articles of Incorporation	8-K	3.1	01/14/2021
3.10	Amended and Restated Bylaws	8-K	3.1	11/09/2021
3.11	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on April 26, 2022	8-K	3.1	04/29/2022
3.12	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on October 4, 2022	8-K	3.1	10/07/2022
3.13	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on October 4, 2022	8-K	3.2	10/07/2022
3.14	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on October 4, 2022	8-K	3.3	10/07/2022
3.15	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on March 31, 2023	10-Q	3.1	04/20/2023
3.16	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on March 31, 2023	10-Q	3.2	04/20/2023
3.17	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on March 31, 2023	10-Q	3.3	04/20/2023
4.1	Description of Securities				X

10.1	Stock Purchase Agreement, dated April 28, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.1	09/19/2022
10.2	Share Sale and Purchase Agreement (Unique Logistics International (India) Private Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.2	09/19/2022
10.3	Share Sale and Purchase Agreement (ULI (North & East China) Company Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.3	09/19/2022
10.4	Share Sale and Purchase Agreement (Unique Logistics International Co., Ltd.), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.4	09/19/2022
10.5	Share Sale and Purchase Agreement (TGF Unique Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.5	09/19/2022
10.6	Share Sale and Purchase Agreement (Unique Logistics International (H.K.) Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.6	09/19/2022
10.7	Share Sale and Purchase Agreement (Unique Logistics International (Vietnam) Co., Ltd.), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.7	09/19/2022
10.8	Share Sale and Purchase Agreement (Unique Logistics International (ULI (South China)) Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.8	09/19/2022
10.9	Share Sale and Purchase Agreement (Unique Logistics International (South China) Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.9	09/19/2022
10.10	Amendment No. 1 to Stock Purchase Agreement, dated January 23, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.1	02/27/2023
10.11	Amendment No. 2 to Stock Purchase Agreement, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.2	02/27/2023
10.12	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (India) Private Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.3	02/27/2023
10.13	Amendment No. 1 to the Share Sale and Purchase Agreement for ULI (North & East China) Company Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.4	02/27/2023

10.14	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International Co., Ltd., dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.5	02/27/2023
10.15	Amendment No. 1 to the Share Sale and Purchase Agreement TGF Unique Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.6	02/27/2023
10.16	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (H.K.) Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.7	02/27/2023
10.17	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (Vietnam) Co., Ltd., dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.8	02/27/2023
10.18	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (South China) Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.9	02/27/2023
10.19	Amendment No. 1 to the Share Sale and Purchase Agreement for ULI (South China) Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.10	02/27/2023
10.20	Promissory Note in the principal amount of $1,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.11	02/27/2023
10.21	Promissory Note in the principal amount of $4,500,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.12	02/27/2023
10.22	Promissory Note in the principal amount of $5,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.13	02/27/2023
10.23	Promissory Note in the principal amount of $5,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.14	02/27/2023
10.24	Promissory Note in the principal amount of $2,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.15	02/27/2023
10.25	Promissory Note in the principal amount of $1,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.16	02/27/2023
10.26	Promissory Note in the principal amount of $2,500,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.17	02/27/2023
10.27	Promissory Note in the principal amount of $2,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.18	02/27/2023
10.28	Stock Purchase Agreement, dated February 21, 2023, by and between Unique Logistics International, Inc. and Frangipani Trade Services, Inc.	8-K	10.19	02/27/2023
10.29	Promissory Note in the principal amount of $500,000, dated February 21, 2023, in favor of Frangipani Trade Services, Inc.	8-K	10.20	02/27/2023
10.30	Shareholders Agreement for ULI (South China) Company Limited	8-K	10.21	02/27/2023
10.31	Shareholders Agreement for TGF Unique Limited	8-K	10.22	02/27/2023

10.32	Share Purchase and Asset Transfer Agreement for ULI (North and East China) Company Limited and Supplement	8-K	10.23	02/27/2023
10.33	Financing Agreement, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistics Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., Alter Domus (US) LLC, CB Agent Services LLC, CB Participations SPV, LLC, and CP IV SPV, LLC	8-K	10.1	03/14/2023
10.34	Fee Letter, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., Alter Domus (US) LLC, and CB Agent Services LLC	8-K	10.2	03/14/2023
10.35	Security Agreement, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., and Alter Domus (US) LLC	8-K	10.3	03/14/2023
10.36	Collateral Assignment, dated March 10, 2023, by and among Unique Logistics International, Inc. and Alter Domus (US) LLC	8-K	10.4	03/14/2023
10.37	Intercompany Subordination Agreement, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., Unique Logistics International (India) Private Ltd., ULI (North & East China) Company Limited, Unique Logistics International (H.K.) Limited, ULI (South China) Limited, Unique Logistics International (South China) Limited, Unique Logistics International (Shanghai) Co., Ltd., Shenzhen Unique logistics International Limited, and Alter Domus (US) LLC	8-K	10.5	03/14/2023
10.38	Agent Fee Letter, dated March 10, 2023, by and among Unique Logistics International, Inc. and Alter Domus (US) LLC	8-K	10.6	03/14/2023
10.39	Employment Agreement, dated May 29, 2020, by and between Unique Logistics International, Inc. and Sunandan Ray	8-K	10.3	10/13/2020
10.40	Amendment dated as of May 29, 21, to Employment Agreement by and between Unique Logistics International, Inc. and Sunandan Ray	8-K	10.2	06/03/2021
10.41	Employment Agreement, dated August 11, 2021, by and between Unique Logistics International, Inc. and Eli Kay	8-K	10.1	08/16/2021
10.42	Employment Agreement, dated April 25, 2022, by and between Unique Logistics International, Inc. and Migdalia Diaz	8-K	10.1	04/26/2022
10.43	Lock-Up Agreement, dated as of December 18, 2022, by and among Edify Acquisition Corp., and various parties thereto	8-K	10.1	12/19/2022
10.44	Company Voting and Support Agreement, dated as of December 18, 2022, by and among Edify Acquisition Corp., Unique Logistics International, Inc., Frangipani Trade Services, Inc. and Great Eagle Freight Limited	8-K	10.2	12/19/2022
10.45	Sponsor Support Agreement, dated as of December 18, 2022, by and among Edify Acquisition Corp., Colbeck Edify Holdings, LLC, Unique Logistics International, Inc. and the other parties thereto.	8-K	10.3	12/19/2022
10.46	Amendment No. 1 to Stock Purchase Agreement, dated as of December 18, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.4	12/19/2022
21.1	Subsidiaries of the Registrant				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	09/15/2023
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	09/15/2023
31.3	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	09/15/2023
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	09/15/2023
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

b. Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 22, 2023	UNIQUE LOGISTICS INTERNATIONAL, INC.

	By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sunandan Ray	Director, Chief Executive Officer	September 22, 2023
Sunandan Ray	Principal Executive Officer

/s/ Eli Kay	Chief Financial Officer	September 22, 2023
Eli Kay	Principal Financial and Accounting Officer

/s/ David Briones	Director	September 22, 2023
David Briones

/s/ Patrick Lee	Director	September 22, 2023
Patrick Lee

