Form 10-Q
period 2023-08-31
Unique Logistics International, Inc.
filed 2023-10-23
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 23, 2023, there were 799,141,770 shares of the registrant’s common stock outstanding.

UNIQUE LOGISTICS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2023

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2023	May 31, 2023
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,370,182	$6,744,238
Accounts receivable, net	50,784,511	41,402,435
Contract assets	2,618,111	2,886,779
Other current assets and prepaids	7,318,337	9,293,533
Total current assets	64,091,141	60,326,985

Property and equipment, net	631,161	609,785

Other noncurrent assets:
Goodwill	20,516,018	20,516,018
Intangible assets, net	12,433,925	12,865,093
Equity-method investments	3,557,379	3,381,683
Operating lease right-of-use assets, net	9,931,338	10,269,516
Deferred offering cost	2,905,949	2,419,976
Other noncurrent assets	1,630,799	1,133,674
Total other noncurrent assets	50,975,408	50,585,960
Total assets	$115,697,710	$111,522,730

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$27,038,705	$25,132,388
Accrued expenses and current liabilities	6,836,706	8,594,947
Accrued freight	2,370,646	3,489,957
Revolving credit facility	13,307,415	8,050,227
Current portion of notes payable	971,667	-
Current portion of notes payable to related parties	301,309	4,801,310
Current portion of operating lease liability	2,365,393	2,379,774
Total current liabilities	53,191,841	52,448,603

Noncurrent liabilities
Notes payable	8,526,316	4,000,000
Notes payable to related parties, net of current portion	9,000,000	8,750,000
Operating lease liability, net of current portion	7,972,219	8,212,445
Derivative liabilities	11,580,049	11,558,261
Deferred tax liability, net	4,593,266	4,405,442
Other noncurrent liabilities	5,549,513	4,552,346
Total noncurrent liabilities	47,221,363	41,478,494

Total liabilities	100,413,204	93,927,097

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Preferred Stock, $.001 par value: 5,000,000 shares authorized

Series A Convertible Preferred stock, $0.001 par value; 120,065 issued and outstanding as of August 31, 2023 and May 31, 2023, respectively. Liquidation preference $120 at August 31, 2023	120	120
Series B Convertible Preferred stock, $0.001 par value; 820,800 issued and outstanding as of August 31, 2023 and May 31, 2023, respectively. Liquidation preference of $821 at August 31, 2023	821	821
Series C Convertible Preferred stock, $0.001 par value; 195, issued and outstanding as of August 31, 2023 and May 31, 2023, respectively. Liquidation preference $10.5 million at August 31, 2023	-	-
Series D Convertible Preferred stock, $0.001 par value; 180 issued and outstanding as of August 31, 2023 and May 31, 2023, respectively. Liquidation preference $9.8 million at August 31, 2023	-	-

Common stock, $0.001 par value; 800,000,000 shares authorized; 799,141,770 shares issued and outstanding as of August 31, 2023 and May 31, 2023, respectively.	799,142	799,142
Additional paid-in capital	180,220	180,220
Accumulated other comprehensive income	3,259	3,258
Retained earnings	10,835,458	13,066,109
Total Stockholders’ Equity attributable to common shareholder	11,819,020	14,049,670
Equity attributable to noncontrolling interests	3,465,486	3,545,963
Total Stockholders’ Equity	15,284,506	17,595,633
Total Liabilities and Stockholders’ Equity	$115,697,710	$111,522,730

See notes accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	For the Three Months Ended August 31, 2023	For the Three Months Ended August 31, 2022
Revenues:
Airfreight services	$19,147,970	$29,934,037
Ocean freight and ocean services	30,728,501	88,254,730
Contract logistics	572,712	768,714
Customs brokerage and other services	12,419,101	17,551,391
Total revenues	62,868,284	136,508,872

Equity method earnings	175,696	-

Costs and operating expenses:
Airfreight services	17,892,433	27,549,841
Ocean freight and ocean services	25,819,755	81,937,860
Contract logistics	168,158	312,892
Customs brokerage and other services	10,748,897	16,644,743
Salaries and related costs	6,016,892	3,284,382
Professional fees	807,893	763,304
Rent and occupancy	1,096,565	529,110
Selling and promotion	714,971	100,854
Depreciation and amortization	699,400	200,674
Other expense	471,979	332,947
Total costs and operating expenses	64,436,943	131,656,607

Income (loss) from operations	(1,392,963)	4,852,265

Other income (expenses)
Interest expense	(1,390,208)	(1,357,685)
Change in fair value of derivative liabilities	(21,788)	618,948)
Total other income (expenses)	(1,411,996)	(738,737)

Net income (loss) before income taxes	(2,804,959)	4,113,528

Income tax expense (benefit)	(493,831)	792,187

Net income (loss)	(2,311,128)	3,321,341

Noncontrolling interest	80,477	-

Net income (loss) attributable to for common shareholders	$(2,230,651)	$3,321,341

Net income (loss) attributable to common shareholders per common share
– basic	$-	$-
– diluted	$-	$-

Weighted average common shares outstanding
– basic	799,141,770	744,224,695
– diluted	799,141,770	9,688,082,324

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended August 31, 2023	For the Three Months Ended August 31, 2022
Net Income (loss)	$(2,311,128)	$3,321,341
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1	-
Total comprehensive income (loss)	(2,311,125)	3,321,341
Net loss attributable to noncontrolling interest	80,477	-
Comprehensive income (loss) attributable to common shareholder	$(2,230,648)	$3,321,341

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended August 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Retained	Total Stockholders’ equity attributable to common	Non- Controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	earning	stockholder	Interest	Equity
Balance, June 1, 2023	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$3,258	$13,066,109	$14,049,670	$3,545,963	$17,595,633

Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-	-	1	-	1	-	1

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,230,651)	(2,230,651)	(80,477)	(2,311,128)

Balance, August 31, 2023	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$3,259	$10,835,458	$11,819,020	$3,465,486	$15,284,506

For the Three Months Ended August 31, 2022

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Retained	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Equity	Shares	Amount	capital	earning	Equity
Balance, June 1, 2022	130,000	$130	820,800	$821	195	$-	187	$-	687,196,478	$687,197	$292,155	$4,851,541	$5,831,844

Conversion of Preferred A to Common Stock	(9,935)	(10)	-	-	-	-	-	-	67,963,732	67,964	(67,954)	-	-

Conversion of Preferred D to Common Stock	-	-	-	-	-	-	(7)	-	43,981,560	43,981	(43,982)	-	-

Net income	-	-	-	-	-	-	-	-	-	-	-	3,321,341	3,321,341

Balance, August 31, 2022	120,065	$120	820,800	$821	195	-	180	$-	799,141,770	$799,142	$180,220	$8,172,882	$9,153,185

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended August 31, 2023	For the Three Months Ended August 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,311,128)	$3,321,341
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	497,450	200,674
Amortization of right of use assets	201,950	314,464
Equity method investment income	(175,696)	-
Change in net deferred tax provision	187,824	24,130
Change in fair value of derivative liabilities	21,788	(618,948)
Accretion of consulting agreement	-	(70,668)
Changes in operating assets and liabilities:
Accounts receivable	(9,382,076)	10,627,221
Contract assets	268,668	2,791,145
Prepaid expenses and current assets	1,975,196	(936,269)
Deposits and other noncurrent assets	(497,125)	(563,590)
Accounts payable	1,906,315	(7,365,009)
Accrued expenses and other current liabilities	(761,074)	(465,344)
Accrued freight	(1,119,311)	(6,184,504)
Contract liabilities	-	(468,209)
Operating lease liability	(118,379)	(305,270)
Net Cash (Used in) Provided by Operating Activities	(9,305,598)	301,164
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(87,658)	(68,571)
Net Cash Used in Investing Activities	(87,658)	(68,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net	5,497,983	-
Repayments of debt due to related parties, net	(4,250,001)	(27,989)
Deferred offering costs	(485,973)
Revolving credit facility, net	5,257,188	(1,356,195)
Net Cash Provided by (Used in) Financing Activities	6,019,197	(1,384,184)

Effect of exchange rate on cash and equivalents	3	-

Net change in cash and cash equivalents	(3,374,056)	(1,151,591)

Cash and cash equivalents - Beginning of period	6,744,238	1,422,393
Cash and cash equivalents - End of period	$3,370,182	$270,802
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the period for:
Income taxes	$280,321	$110,000
Interest	$1,351,972	$1,357,685
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease asset and liability additions	$-	$328,158
Conversion of Preferred Stock Series D preferred to common	$-	$43,981
Conversion of Preferred Stock Series A preferred to common	$-	$67,954

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2023

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unique Logistics International, Inc. and its subsidiaries (the “Company” or “Unique”) is a non-asset-based provider of global logistics and freight forwarding services operating through a worldwide network of offices and exclusive or non-exclusive agents. The Company’s customers include retailers and wholesalers, electronics, high technology, industrial and manufacturing companies around the world. The Company provides a range of international logistics services that enable its customers to outsource sections of their supply chain process. This range of services can be categorized as follows:

●	Air Freight
●	Ocean Freight
●	Customs Brokerage and Compliance
●	Warehousing and Distribution
●	Order Management

Basis of Presentation

These condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all accounts of the Company and its majority owned subsidiaries stated in U.S. dollars, the Company’s functional currency. For subsidiaries operating outside the U.S., the financial information will be accounted for on a one-month lag. Substantially all unremitted earnings of international subsidiaries are free of legal and contractual restrictions. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The unaudited interim financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. The results reported in these interim condensed consolidated financial statements should not be regarded as necessary indicative of results that may be expected for an entire fiscal year. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended May 31, 2023. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet on May 31, 2023 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The Company’s working capital was $10.9 million and $7.9 million as of August 31 and May 31, 2023, respectively. The Company maintains its operating line of credit with TBK Bank, SSB, and on July 20, 2023 the Company entered into an agreement with TBK Bank to renew the TBK Facility with a credit limit of up to $25.0 million. The funds available under the current TBK Facility provide the Company with the cash required to support its ongoing operations.

While the Company continues to execute its strategic plan and grow its customer base, management is focused on managing cash and monitoring liquidity position. Many of the aspects of the liquidity plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful, which could have a material adverse effect on our operating results, financial condition, and liquidity. Based on our evaluation of the Company’s projected cash flows and business performance as of and subsequent to August 31, 2023, management has concluded that the Company’s current cash and cash availability under the TBK Facility would be sufficient to fund its planned operations for at least one year from the date the consolidated financial statements were issued.

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

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received.

Significant Changes in Contract Asset and Contract Liability Balances for the three months ended August 31, 2023:

	Contract	Contract
	Assets	Liabilities
	Increase	(Increase)
	(Decrease)	Decrease
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligation satisfied	$-	$-
Cash Received in advance and not recognized as revenue	-	-
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(1,515,883)	-
Contract assets recognized	1,247,215	-
Net Change	$(268,668)	$-

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue from our clients by significant geographic area for the three and six months ended August 31, 2023, and 2022, based on origin of shipment (imports) or destination of shipment (exports):

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2023	August 31, 2022
China, Hong Kong & Taiwan	$18,636,757	$64,058,155
Southeast Asia	10,294,944	41,981,433
United States	14,361,646	10,399,422
India Sub-continent	6,715,013	18,796,708
Other	12,859,925	1,273,154
Total revenue	$62,868,284	$136,508,872

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, convertible notes, promissory notes, all approximate fair value due to their short-term nature as of August 31, 2023, and May 31, 2023. The carrying amount of the long-term debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had Level 3 liabilities (See Derivative liabilities note) as of August 31, 2023, and May 31, 2023. There were no transfers between levels during the reporting period.

Accounts Receivable

Accounts receivable from revenue transactions are based on invoiced prices which the Company expects to collect. In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company generally does not require collateral to support customer receivables. Accounts receivable, as shown on the consolidated balance sheets, is net of allowances when applicable. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The maximum accounting loss from the credit risk associated with accounts receivable is the amount receivable recorded, net of allowance for doubtful accounts. As of August 31, 2023, and May 31, 2023 the Company recorded an allowance for doubtful accounts of approximately $1.3 million and $1.7 million, respectively and the bad debt expense was immaterial for both quarters ended August 31, 2023 and 2022.

Concentrations

As of August 31, 2023, three major customers represented approximately 15% of all accounts receivable and no single customer represented more than 8% of total accounts receivable. As of May 31, 2023, three major customers represented approximately 21.0% of all accounts receivable and no single customer represented more than 10.0% of total accounts receivable.

Revenue from three customers in the aggregate as a percentage of the Company’s total revenue was 16% for the three months ended August 31, 2023, and no single customer represented more than 6% of total revenue. Revenue from these three major customers as a percentage of the Company’s total revenue was 20.0% for the three months ended August 31, 2022, and no single customer represented more than 10.0% of total revenue.

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

Derivative Liability

Convertible Preferred Stock Series A, C and D feature anti-dilution provision that expires on a specified date. Management has determined the anti-dilution provision embedded in preferred stock Series A, C and D is required to be accounted for separately from the preferred stock as a derivative liability and recorded at fair value. Separation of the anti-dilution option as a derivative liability is required because its economic characteristics are considered more akin to an equity instrument and therefore the anti-dilution option is not considered to be clearly and closely related to the economic characteristics of the preferred stock.

The Company has identified and recorded derivative instruments arising from an anti-dilution provision. An embedded derivative liability is representing the rights of holders of Convertible Preferred Stock Series A, C and D to receive additional common stock of the Company upon issuance of any additional common stock by the Company prior to qualified financing event as defined in the agreement. Each reporting period, the embedded derivative liability, if material, would be adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of the company’s statements of operations. During the three months ended August 31, 2023, the Company recorded a change in fair value of $21,788 in the condensed consolidated statements of operations.

	Level 1	Level 2	Level 3
Derivative liabilities as of June 1, 2023	$-	$-	$11,558,261
Addition	-	-	-
Change in fair value	-	-	21,788
Derivative liabilities as of August 31, 2023	$-	$-	$11,580,049

The underlying value of the anti-dilution provision is calculated from estimating the probability and value of the provision assuming a near term financing event. For the period ended August 31, 2023, based on the assumption of how antidilutive shares of Convertible Preferred Series A, C and D would be exchanged in the near future for common stock, and the fact that the antidilution provision of these shares is effective through December 31, 2023, the assumptions include probability of the financing event, estimated value of common stock at the exchange point and estimated time to financing event.

The key inputs into the model were as follows:

	August 31, 2023	May 31, 2023
Risk-free interest rate	5.6%	5.5%
Probability of financing event or capital raise	90%	90%
Estimated value of common stock	$10.00 per share	$10.00 per share
Estimated time to financing event	0.38 years	0.42 years

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

U.S. corporate income tax laws and regulations include a territorial tax framework and provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries, Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies as well as U.S. income tax deductions for Foreign-derived intangible income (FDII). The Company treats BEAT and GILTI as adjustments and components of current income tax expense.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) attributable to common stockholders per common share.

	For the Three Months Ended
	August 31, 2023	August 31, 2022
Numerator:
Net income (loss)	$(2,311,128)	3,321,341
Effect of dilutive securities:	-	-
Diluted net income (loss)	$(2,311,128)	3,321,341)

Denominator:
Weighted average common shares outstanding – basic	799,141,770	744,224,695

Dilutive securities:*
Series A Preferred	-	1,233,209,295
Series B Preferred	-	5,373,342,576
Series C Preferred	-	1,206,351,359
Series D Preferred	-	1,130,954,399
	-
Weighted average common shares outstanding and assumed conversion – diluted	799,141,770	9,688,082,324

Basic net income (loss) per common share	$(0.00)	$0.00

Diluted net income (loss) per common share	$(0.00)	$0.00

*	Due to a net loss for the three months ended August 31, 2023, only weighted average common shares are used in calculations. As August 31, 2023, the Company’s dilution of all outstanding securities would be as follows:

August 31, 2023
Weighted average common shares outstanding – basic	799,141,770
Series A Preferred	1,168,177,320
Series B Preferred	5,373,342,576
Series C Preferred	1,206,351,359
Series D Preferred	1,130,954,399
Weighted average common shares outstanding and assumed conversion – diluted	9,677,967,425

2. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following on August 31, 2023, and May 31, 2023:

	August 31, 2023	May 31, 2023

Accrued salaries and related expenses	$1,690,658	$1,938,111
Accrued sales and marketing expense	226,774	768,713
Accrued professional fees	2,412,941	2,574,542
Accrued income tax	215,649	1,531,789
Accrued overdraft liabilities	30,542	-
Other accrued expenses and current liabilities	2,260,142	1,782,792
	$6,836,706	$8,594,947

3. FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consists of:

	August 31, 2023	May 31, 2023

Revolving Credit Facility	$13,307,415	$8,050,227
Term Debt	9,497,983	4,000,000
	22,805,398	12,050,227
Less: Current portion	(14,279,082)	(8,050,227)
	$8,526,316	$4,000,000

Revolving Credit Facility

The Company’s Revolving Purchase, Loan and Security Agreement with TBK Bank, SSB, a Texas State Savings Bank matured on May 31, 2023. The parties agreed to extend the maturity date and on July 20, 2023, the Company and TBK Bank entered into a new loan and security agreement (the “New TBK Agreement,”) amending and restating in their entirety, the terms, conditions, agreements, covenants, obligations, representations, and warranties of the existing TBK Agreement. The terms of the new agreement are substantially the same as the original agreement. The New TBK Agreement provides for a facility under which TBK Bank will, from time to time, make advances under the Revolving Credit Facility to the Company in such amounts as the Company may request, but not to exceed $25,000,000. This New TBK Agreement is scheduled to mature on June 1, 2025.

Term Debt

On March 10, 2023, the Company entered into a financing agreement and related fee letter as a borrower with certain of its subsidiaries party thereto as guarantors, the lenders party thereto, CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent, and administrative agent. The Financing Agreement provides for an initial senior secured term loan in a principal amount of $4,210,526 and a delayed draft term loan in an aggregate principal amount of up to $14,789,474. On June 30, 2023, the Company borrowed on the delayed draft term loan amount of $5,263,158.

Debt Covenants

The Company is subject to certain financial covenants as part of the financing agreement with both Revolving Credit Facility and Term Debt.

As of August 31, 2023, the Company was in compliance with the financial covenants except for the following:

Events of default have occurred per the financing agreement (Term Debt) with noncompliance related to meeting a EBITDA leverage ratio financial covenant. On October 23, 2023, the Company entered into a waiver agreement with CB Agent Services LLC, origination agent and Alter Domus (US) LLC, administrative agent to waive Section 7.01(c) of the financing agreement for the fiscal quarter ending August 31, 2023 default existing as of this date and specifically listed in the waiver agreement. The waiver is effective only in this specific instance and for the specific purpose set forth in the agreement and does not allow for any other or further departure from the terms and conditions of the Financing Agreement or any other loan document, which terms and conditions shall continue in full force and effect.

4. RELATED PARTY TRANSACTIONS

The Company has the following debt due to related parties:

	August 31, 2023	May 31, 2023

Due to FTS (1)	$801,310	$801,310
Due to ULHK(2)	8,500,000	12,750,000
	9,301,310	13,551,310
Less: current portion	(301,310)	(4,801,310)
	$9,000,000	$8,750,000

(1)

Two Notes due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO:

The Promissory Note dated March 30, 2021 in the principal amount $903,927 bears no interest provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to six percent (6%) per annum. The principal amount is due and payable in six payments of $150,655. The first payment was due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment. The balance of this Promissory Note due within the next 12 months is $301,310 as of August 31, 2023.

Promissory Note dated February 21, 2023, in connection with the acquisitions completed in the principal amount of $500,000 for the remaining 35% share capital of Unique Logistics International (India) Private Ltd. acquired by the Company from FTS maturing February 21, 2025, and bearing no interest.

(2)

Due to ULHK, the entity with over 10% investment in the Company.

On February 21, 2023, the Company completed the acquisition of eight ULHK operating subsidiaries, in a combination of cash and promissory notes issued to the Seller. As of August 31, 2023, some of these notes were paid off, or refinanced with the Term Debt.

Transactions listed below are between the Company and ULHK and its operating subsidiaries. These are considered related party transactions due to ULHK being an entity with over 10% investment in the Company.

Accounts Receivable and Payable

Transactions with related parties account for $3.7 million and $2.6 million of accounts receivable and accounts payable as of August 31, 2023, respectively, compared to $3.5 million and $2.9 million of accounts receivable and accounts payable as of May 31, 2023, respectively.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three months ended August 31, 2023, and 2022 these transactions represented approximately $1.8 million and $0.7 million, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the three months ended August 31, 2023 and 2022 these transactions represented approximately $1.6 million and $25.8 million.

Accounting Services

David Briones, one of the Company’s directors, is the managing member and sole owner of the Brio Financial Group, a financial consulting firm that the Company uses to assist it in preparing and reviewing its financial statements and Management’s Discussion and Analysis disclosure in the reports that it files with the SEC pursuant to the requirements of the Exchange Act. Brio Financial Group billed the Company $40,000 for such services during the three months ended August 31, 2022 and $20,000 during the three months ended August 31, 2023.

5. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 800,000,000 shares of stock, a par value of $0.001 per share.

During the three months ended August 31, 2023, there were no common stock issuances and no conversions of Preferred Shares.

Preferred Shares

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value per share.

Preferred Shares

Series A Convertible Preferred

The holders of Series A Preferred stock. subject to the rights of holders of shares of the Company’s Series B Preferred stock which shares will be pari passu with Series B Preferred in terms of liquidation preference and dividend rights and are subject to an anti-dilution provision, making the holders subject to an adjustment necessary to maintain their agreed upon fully diluted ownership percentage.

Each holder of shares of Series A Preferred stock has the right to convert all or any portion of such holder’s Series A Preferred stock into fully paid and non-assessable shares of common stock at any time or from time to time at such holder’s sole discretion. Each share of Series A Preferred Stock as to which the conversion right is exercised may be converted into 6,546.47 shares of the Company’s authorized but unissued shares of common stock.

If the Common Stock issuable upon conversion of Series A Preferred may be changed into the same or a different number of shares of any other class or classes of stock, whether by capital reorganization, reclassification or otherwise, then, in any such event, in lieu of the number of shares of common stock which the holders would otherwise have been entitled to receive, each holder of Series A Preferred Stock may have the right thereafter to convert such shares of Series A Preferred stock into a number of shares of such other class or classes of stock which a holder of the number of shares of common stock deliverable upon conversion of the Series A Preferred Stock immediately before that change would have been entitled to receive in such reorganization or reclassification, all subject to further adjustment as provided herein with respect to such other shares.

If and whenever on or after the date on which the holder received shares of Series A Preferred stock (the “Issuance Date”) and through December 31, 2023, the anti-dilution termination date, the Company issues or sells, or in accordance with the terms herein is deemed to have issued or sold, any shares of common stock or equivalents, the number of conversion shares issuable upon conversion will be adjusted to entitle the holder to acquire such number of shares of common stock necessary to maintain the holders fully-diluted ownership percentage at the time of the Issuance Date.

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

Series B Convertible Preferred

The holders of Series B Preferred stock, subject to the rights of holders of shares of the Company’s Series A Preferred stock which shares will be pari passu with the Series B Preferred in terms of liquidation preference and dividend rights, may be entitled to receive, at their option, immediately prior an in preference to any distribution to the holders of the Company’s common stock.

Each holder of shares of Series B Preferred stock has the right to convert all or any portion of such holder’s Series A Preferred Stock into fully paid and non-assessable shares of common stock at any time or from time to time at such holder’s sole discretion. Each share of Series B Preferred stock as to which the conversion right is exercised may be converted into 6,546.47 shares of the Company’s authorized but unissued shares of common stock.

If the Common Stock issuable upon conversion of Series B Preferred may be changed into the same or a different number of shares of any other class or classes of stock, whether by capital reorganization, reclassification or otherwise, then, in any such event, in lieu of the number of shares of common stock which the holders would otherwise have been entitled to receive, each holder of Series B Preferred stock may have the right thereafter to convert such shares of Series B Preferred stock into a number of shares of such other class or classes of stock which a holder of the number of shares of common stock deliverable upon conversion of the Series B Preferred Stock immediately before that change would have been entitled to receive in such reorganization or reclassification, all subject to further adjustment as provided herein with respect to such other shares.

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

Series C & D Convertible Preferred

The number of shares designated as Series C and D Preferred stock may be 200 each. Such number may not be subject to increase without the written consent of the Series C and D holders of a majority of the then-issued and outstanding Series C or D Preferred stock. The Series C and D Preferred Stock have no voting rights.

Each share of Series C Preferred Stock may be convertible, at any time and from time to time from and after the date of issuance, at the option of the Series C holder thereof, into a number of shares of common stock determined in accordance with the conversion ratio calculated on the conversion date where each share of Series C Preferred stock may be a number of shares of common stock equal to 0.064113% (or up to 12.48% in the aggregate) of the Corporation’s common stock on a fully diluted basis, subject to anti-dilution adjustment.

Each share of Series D Preferred stock may be convertible, at any time and from time to time from and after the date of issuance, at the option of the Series D holder thereof, into a number of shares of common stock determined in accordance with the conversion ratio calculated on the conversion date where each share of Series D Preferred stock may be a number of shares of common stock equal to 0.0651869% (or up to 12.48% in the aggregate) of the Corporation’s common stock on a fully diluted basis, subject to anti-dilution adjustment.

In order to maintain the conversion ratio, the fully diluted basis may be calculated as of the conversion date and after an anti-dilution termination event the conversion ratio will be set to the fully diluted basis as of the moment after the anti-dilution termination event without any further adjustments for any subsequent issuance of common stock or equivalents, by the Corporation after the anti-dilution termination event. An anti-dilution termination event is the earlier of (i) December 31, 2023, or (ii) the closing of the qualified financing or SPAC merger.

The holders of the Series C and D Preferred stock may be entitled to receive, upon liquidation, dissolution or winding up of the Company, the amount of cash, securities, or other property to which such holder would be entitled to receive with respect to such shares of Series C and D Preferred stock if such shares had been converted to common stock immediately prior to such liquidation.

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

The components of lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	August 31, 2023	August 31, 2022
Operating lease	$587,418	409,354
Interest on lease liabilities	211,151	59,100
Total net lease cost	$798,569	468,454

Supplemental balance sheet information related to leases was as follows:

	August 31, 2023	May 31, 2023

Operating leases:
Operating lease ROU assets – net	$9,931,338	$10,269,516

Current operating lease liabilities, included in current liabilities	2,365,393	2,379,774
Noncurrent operating lease liabilities, included in long-term liabilities	7,972,219	8,212,445
Total operating lease liabilities	$10,337,612	$10,592,219

Supplemental cash flow and other information related to leases was as follows:

	For the Three Months Ended	For the Three Months Ended
	August 31, 2023	August 31, 2022

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	328,158
Weighted average remaining lease term (in years):
Operating leases	4.14	4.13
Weighted average discount rate:
Operating leases	9.09%	7.75%

Future minimum lease payments under noncancelable operating leases are as follows:

August 31, 2023
2024 (remaining)	$3,506,010
2025	2,834,531
2026	2,546,002
2027	2,571,470
2028	783,426
Thereafter	32,871
Total lease payments	12,274,310
Less: imputed interest	(1,936,698)
Total lease obligations	$10,337,612

7. INCOME TAX PROVISION

The breakout of pretax income (loss) between foreign and domestic is as follows:

	For the Three Months Ended August 31, 2023	For the Three Months Ended August 31, 2022

Domestic	$(4,170,245)	$4,113,528
Foreign	1,365,286	-
	$(2,804,959)	$4,113,528

The expense (benefit) for income taxes consists of:

	For the Three Months Ended August 31, 2023	For the Three Months Ended August 31, 2022
Current:
Federal	$(94,570)	$562,587
State	(55,391)	205,470
Foreign	(206,346)	-
	(356,307)	768,057
Deferred:
Federal	(116,145)	17,675
State		6,455
Foreign	(21,379)	-
	(137,524)	24,130
Total tax expense (benefit)	$(493,831)	$792,187

Other noncurrent liabilities include liabilities for uncertain tax provision (UTP) as follows:

	For the Three Months Ended August 31, 2023	For the Three Months Ended August 31, 2022
Total UTP balance on June 1	$2,582,341	$-
Additions based on tax provisions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Reductions due to lapse of applicable statute of limitations	-	-

Total UTP balance on August 31	$2,582,341	$-

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

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Three Months Ended August 31, 2023	For the Three Months Ended August 31, 2022
US Federal statutory rate (%)	21.0	21.0
State income tax, net of federal benefit	1.9	4.6
GILTI adjustment	1.8	-
Foreign income taxes and adjustments	0.2	-
FDII deduction	(2.6)	(2.9)
Other	(4.7)	-
Income tax provision	17.6	22.7

8. SUBSEQUENT EVENTS

On February 21, 2023, as part of the acquisition of operating subs from ULHL, the Company issued three promissory notes, as amended, with an original principal amount of $2,500,000 (the “Net Assets Note”), $2,000,000 (the “Second Net Assets Note”), and $2,000,000 (the “Taiwan Note”).

On October 3, 2023, the Company and ULHL agreed to cancel, replace and supersede the Net Assets Note and the Taiwan Note, each in their entirety, in favor of a newly issued promissory note as of the same date (the “New Note”). The New Note includes the remaining balances of the Net Assets Note and the Taiwan Note, with an additional loan in the principal amount of $1,100,000 for an aggregate principal amount of $4,500,000. The New Note matures on March 31, 2025, and has an interest rate of 15% per annum.

On October 9, 2023, the Company amended the Second Net Assets Note (the “Amended Second Net Assets Note” together with the New Note, the “Notes”), which extended the maturity date thereof from February 21, 2024, to March 31, 2025. The Amended Second Net Assets Note includes simple interest that shall begin to accrue on February 21, 2024, at the rate of fifteen percent (15%) per annum until such time as the principal amount is paid in full.

On October 23, 2023, the Company entered into a waiver agreement with CB Agent Services LLC, origination agent and Alter Domus (US) LLC, administrative agent to waive Section 7.01(c) of the financing agreement for the fiscal quarter ending August 31, 2023, default existing as of this date and specifically listed in the waiver agreement. The waiver is effective only in this specific instance and for the specific purpose set forth in the agreement and does not allow for any other or further departure from the terms and conditions of the Financing Agreement or any other loan document, which terms and conditions shall continue in full force and effect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that reflect management’s current views with respect to future events and financial performance. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgements and assumptions. We believe that the estimates, judgements and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgements and assumptions are made. These estimates, judgements and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report. The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. These risks include, by way of example and without limitation:

● The company provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract our primary market and adversely impact our operating results

● We depend on operators of aircrafts, ships, trucks, ports and airports

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

Unique Logistics provides a range of international logistics services that enable its customers to outsource to the Company sections of their supply chain process. Our global network of trained employees and integrated information systems seamlessly manage the services that we provide. We enable our customers to share data regarding their international vendors and purchase orders with us, execute the flow of goods and information under their operating instructions, provide visibility to the flow of goods from factory to distribution center or store and, when required, update their inventory records.

Our range of services can be categorized as follows:

●	Air freight services
●	Ocean freight services
●	Customs brokerage and compliance services
●	Warehousing and distribution services
●	Order management

On February 21, 2023, the Company completed the acquisition of all of the share capital owned by Unique Logistics Holdings Limited, a Hong Kong company (“ULHK”), in eight subsidiaries (the “ULHK Entities”) for $26.5 million (the “ULHK Entities Acquisition”). In addition to the acquisition of the shares in the ULHK Entities, Unique Logistics acquired two companies that are owned by two of the ULHK Entities. We expect that the acquisition of these entities will have a material favorable impact on the Company’s revenues and consolidated income going forward.

Market and Business Trends

The logistics industry experienced a global slowdown in the June to August 2023 period compared with the corresponding prior year period. The slowdown was significant in relation to United States imports by ocean and even more so for air imports. In the corresponding period of 2022, United States importers were still shipping to build up inventory for anticipated sales in the post Covid period. On the other hand, in 2023, the outlook for importers changed and fears about excessive inventory in relation to inflation clouded sales forecasts dampened the shipping requirements of our customers. The slowdown impacted the Company’s business in the period January through August 2023 severely in comparison with the same period in the prior year. While the period June to August is generally a period when the flow of imported goods to the United States starts to pick up for the “back to school” season, in 2023 the more pessimistic outlook resulted in much lower shipping volumes. The lower volumes resulted in over capacity of space on ocean vessels and airlines which reduced both buying and selling prices. In these conditions of over-capacity, Unique Logistics sharpened its procurement strategies in an effort to improve yield. The Company successfully increased its net revenue yield to 13.1% for the reported quarter compared with 7.4% for the corresponding prior year quarter. As a consequence, while revenue dropped 53.9% in the quarter ended August 31, 2023 versus the quarter ended August 31, 2022, the gross margin decrease was contained at 18.1%.

We believe that despite the abovementioned slowdown in global markets, Unique Logistics is well positioned to grow its business and continue to build its customer base. We continue to expand our sales activities in the United States while targeting business growth in the markets served by the recently completed ULHK Entities Acquisition. Our sales activities now cover local markets in India, China, Hong Kong and Vietnam. Our existing customers in the United States project some growth in business in our second fiscal quarter and a more optimistic outlook for 2024.

Results of Operations

Revenue

For the three months ended August 31, 2023 and 2022, Unique Logistics’ revenue by product line was as follows:

	For the Three Months ended August 31, 2023	For the Three Months ended August 31, 2022	$ change	% change

Airfreight services	$19,147,970	$29,934,037	$(10,786,067)	(36.0)%
Ocean freight and ocean services	30,728,501	88,254,730	(57,526,229)	(65.2)%
Contract logistics	572,712	768,714	(196,002)	(25.5)%
Customs brokerage and other services	12,419,101	17,551,391	(5,132,290)	(29.2)%
Total revenues	$62,868,284	$136,508,872	(73,640,588)	(53.9)%

The 53.9% decrease in total revenue for the three months ended August 31, 2023, compared to the three months ended August 31, 2022, is primarily due to decreases of 65.2 % in ocean freight and ocean services and 36.0 % in air freight services.

The decline in air freight revenue was primarily due to a volume reduction of approximately 51.7% over three-month period ended August 31, 2022, which accounted for 67.8% of the decline in air freight revenue quarter-over-quarter, due to a decrease in demand. During the quarter ended August 31, 2022, demand for air freight was still very strong due to the rebound of consumer purchases post-COVID. A price reduction of approximately 24.5% over the comparable period of the prior year, also due to a decrease in demand, accounted for the remainder of the decrease in air freight revenue.

The decline in ocean freight revenue was due to a volume reduction of approximately 22.0% and a pricing reduction of approximately 59.6% over the comparable period ended August 31, 2022, which individually were responsible for 28.4.0%% and 71.6%, respectively, of the decline in ocean freight revenue period-over period, in each case due to decreases in demand.

Management is expecting both the air and the ocean freight business to steadily improve in terms of volumes and to remain stable in terms of pricing during the remainder of fiscal 2024 based on the customer volume projections and secured customer commitments we have received to date. The Company also expects revenues from the ULHK Entities acquired on February 21, 2023, to have a positive impact on revenues for the interim periods and the full fiscal year ending May 31, 2024.

In addition, contract logistics and custom brokerage services revenue declined compared to the quarter ended August 31, 2022, because of the overall decrease in demand for shipping services, meaning less cargo being handled and less customer entries are being processed by brokerage.

Costs and Operating Expenses

	For the Three Months ended August 31, 2023	For the Three Months ended August 31, 2022	$ change	% change
Costs and operating expenses:
Airfreight services	$17,892,433	$27,549,841	$(9,657,408)	(35.1)%
Ocean freight and ocean services	25,819,755	81,937,860	(56,118,105)	(68.5)%
Contract logistics	168,158	312,892	(144,734)	(46.3)%
Customs brokerage and other services	10,748,897	16,644,743	(5,895,846)	(35.4)%
Salaries and related costs	6,016,892	3,284,382	2,732,510	83.2%
Professional fees	807,893	763,304	44,589	5.8%
Rent and occupancy	1,096,565	529,110	567,455	107.2%
Selling and promotion	714,971	100,854	614,117	608.9%
Depreciation and amortization	699,400	200,674	498,726	248.5%
Other expense	471,979	332,947	139,032	41.8%
Total costs and operating expenses	$64,436,943	$131,656,607	(67,219,664)	(51.1)%

Decreases in the cost of sales were partially offset by increases in other operating and administrative expenses, which increased by an aggregate of $5.0 million, during the three months ended August 31, 2023 compared to the three months ended August 31, 2022, primarily due to salaries and related costs for the employees of our new subsidiaries acquired in the ULHK Entities Acquisition, which accounted for $2.2 million of the increase; the balance of this increase resulted from our hiring six new employees based in the United States since August 31, 2022. The Company doesn’t expect significant increases in salaries and benefits going forward and is considering actions to implement in order to curtail these costs in future periods. Selling and promotion expenses increased by 608.9%, period-over-period, due to monthly recognition of commissions expense based on fiscal 2024 annual projections and an adjustment for an over accrued commissions made during the quarter ended August 31, 2022. Rent and occupancy expenses increased by 107.2%, period-over-period due to an approximately 50.0% increase in the rental rates under the renewed lease for our warehouse facility in Los Angeles and leasing of new offices during fiscal 2023 as the Company expanded globally. The Company doesn’t expect significant increases in rent and occupancy expenses going forward. The 248.5% increase in depreciation and amortization was the result of recognition of approximately $6.5 million of identifiable intangible assets such as customer relations and non-complete agreements as part of the ULHK Entities Acquisition. Finally, other expense, which consists primarily of insurance and IT related expenditures, increased 41.8% period-over-period primarily as a result of the addition of consolidated subsidiaries as a result of the ULHK Entities Acquisition, in particular, the inclusion of the ULHK Entities’ expenses in our operating results for the quarter ended August 31, 2023, additional insurance coverage and investments made in the preventive measures to address global cybersecurity threats. We do not expect these costs to increase significantly going forward.

Gross Margins

Although revenue and direct costs both decreased during the three months ended August 31, 2023 compared to the quarter ended August 31, 2022, the gross margin as a percentage of revenue increased from 7.4% to 13.1% period over period.  This increase was primarily the result of our adoption of better planning and procurement practices, synergies achieved with recently acquired entities in strategic markets, better alignment and retention with our existing customers and positive contributions from our recently upgraded sales and customer service teams.  Gross margin is an important measurement of the logistics company efficiency and profitability. The Company is focused on this and other measures when making strategic decisions and investments.

Other Income (Expenses)

During the quarter ended August 31, 2023, total other expenses were approximately $1.0 million and consisted primarily of $1.4 million of interest paid on our operating line of credit with TBK Bank, SSB, term debt and related party debt.

During the quarter ended August 31, 2022, total other expenses consisted of $1.4 million in interest expense offset by an $0.6 million increase in the fair value of derivative liabilities related to the antidilution provision imbedded in the Company’s preferred stock series A, D and C.

Income Tax Expense (Benefit)

Due to the loss before taxes recognized during the quarter ended August 31, 2023, the Company realized $0.5 million in tax benefits as part of its annual tax provision compared with income tax expense of $0.8 million recorded during the three months ended August 31, 2022, based on net income before income taxes of $4.1 million for that quarter.

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

The following table summarizes the Company’s total current assets, liabilities and working capital at the dates indicated:

	August 31, 2023	May 31, 2023	Change	% change
Current Assets	$64,091,141	$60,326,985	$3,764,156	6.2%
Current Liabilities	53,191,841	52,448,603	743,238	1.4%
Working Capital	$10,899,300	$7,878,382	$3,020,918	38.3%

The Company’s working capital was $10.9 million and $7.9 million, respectively, as of August 31 and May 31, 2023. The Company maintains its operating line of credit with TBK Bank, SSB (the “TBK Facility”), and on July 25, 2023 the Company entered into an agreement with TBK Bank to renew the TBK Facility with a credit limit of up to $25.0 million. The funds available under the current TBK Facility provide the Company with the cash required to support its ongoing operations.

While the Company continues to execute its strategic plan and grow its customer base, management is focused on managing cash and monitoring the Company’s liquidity position. Many aspects of the liquidity projections involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful, which could have a material adverse effect on our operating results, financial condition, and liquidity. Based on our evaluation of the Company’s projected cash flows and business performance as of and subsequent to August 31, 2023, management has concluded that the Company’s current cash and cash availability under the TBK Facility would be sufficient to fund its planned operations for at least one year from the date that the consolidated financial statements were issued.

Cash generated and used by the Company during the three-month periods ended August 31, 2023 and 2022 was as follows:

	For the Three Months ended August 31, 2023	For the Three Months Ended August 31, 2022	Change
Net cash provided by (used) in operating activities	$(9,615,876)	$301,164	$(9,917,040)
Net cash used in investing activities	(263,353)	(68,571)	(194,782)
Net cash provided (used in) by financing activities	6,505,170	(1,384,184)	7,889,354
Effect of exchange rate changes on cash	3		3
Net (decrease) in cash and cash equivalent	$(3,374,056)	$(1,151,591)	$(2,222,465)

Operating activities used cash of $9.6 million during the three months ended August 31, 2023 compared to net cash provided by operations of $0.3 million for the three months ended August 31, 2022. The primary reason for the cash used during the 2023 period was the $9.4 million increase in accounts receivable due to increase in sales and slower collections offset by a $2.0 million decrease in accounts payable due to timely payments made to the carriers. The primary reason for cash provided for the three months ended August 31, 2022, was the collections on accounts receivables offset by reduction in accounts payable and accrued freight.

Investing activities used cash of approximately $0.3 million during the three months ended August 31, 2023 compared to $0.1 million during the three months ended August 31, 2022. During the three months ended August 31, 2023, investing activities consisted of losses of approximately $0.2 million recognized from equity method investments (investments in non-consolidated subsidiaries) and cash used for purchases of equipment in the amount of approximately $0.1 million compared with approximately $0.1 million cash used for purchases of equipment during the period ended August 31, 2022.

Financing activities provided cash of $6.5 million during the three months ended August 31, 2023, primarily as a result of additional borrowing of $5.3 million under the TBK Facility and additional borrowing of $5.5 million in term debt. This increase was offset by repayments of the party debt in the amount of $4.3 million. . Cash used by financing activities during the three months ended August 31, 2022, was primarily for repayment of $1.4 million on the TBK Facility.

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

The Company has identified derivative instruments arising from an antidilution provision in the Company’s preferred stock. Each reporting period, the embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “change in fair value of embedded derivative liability” financial statement line item of the Company’s condensed consolidated statements of operations.

Our significant accounting policies are summarized in Note 1 of our condensed consolidated financial statements.

Adjusted EBITDA

We define adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, other income, net, stock-based compensation and expenses, merger and acquisition costs, restructuring, transition and acquisitions expense, net, goodwill impairment and certain other items.

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

Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of this non-GAAP financial measure to be considered in isolation or as a substitute for results prepared in accordance with GAAP. This non-GAAP financial measure should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP.

Following is the reconciliation of our consolidated net income to adjusted EBITDA for the three months ended August 31, 2023 and 2022:

	For the three months Ended August 31, 2023	For the three months ended August 31, 2022
Net income (loss)	$(2,311,128)	$3,321,341

Add Back:
Income tax (benefit)	(493,831)	792,187
Depreciation and amortization	699,400	200,674
Change in fair value of derivative liability	21,788	(618,948)
Interest expense	1,390,208	1,357,685

Adjusted EBITDA	$(693,563)	$5,052,939

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the Company recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As of August 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon the evaluation described above, that as of August 31, 2023, our disclosure controls and procedures were not effective and require remediation in order to be effective at the reasonable assurance level.

In addition, our auditors identified material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the audit of the fiscal year ended May 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design and maintain an effective control environment commensurate with our financial reporting requirements, including (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience and (b) we have not completed a full risk assessment of our internal controls over financial reporting at the activity level, including process documentation and testing. In the course of preparing the financial statements for the year ended May 31, 2023, we identified separate material weaknesses in internal control over financial reporting, which relates to the ineffective design and implementation of information technology general controls (“ITGC”) combined with the lack of properly designed management review controls to compensate for these deficiencies. The Company’s ITGC deficiencies included improperly designed controls pertaining to user access rights and segregation of duties over systems that are critical to the Company’s system of financial reporting. Management’s general assessment of the above processes in light of the company’s size, maturity and complexity, as to the design and effectiveness of the internal control over financial reporting, is that the key controls and procedures in each of these processes provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended August 31, 2023, the Company actively addressed and remediated a number of previously identified material weaknesses in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting, including all previously identified ITGC deficiencies. We improved our accounting processes and documentation, introduced new accounting policies and procedures, and added new accounting personnel. The Company has not completed a full risk assessment of its internal controls over financial reporting at the activity level, including process documentation and testing and because we have not completed a full risk assessment of the internal control over financial reporting at the activity level, including extensive process documentation and testing, we are not able to conclude that our internal control over financial reporting is operating effectively and efficiently at this time. The Company’s principal executive officer, principal financial officer, and board of directors are fully committed to achieving full compliance by the end of the fiscal year ending May 31, 2024.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any disputes and does not have any litigation matters pending that it believes could have a material adverse effect on its financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the Company’s executive officers or any of its subsidiaries, threatened against or affecting the Company, its common stock, any of its subsidiaries or of the Company’s or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER REPURCHAES OF EQUITY SECURITIES.

There were no unregistered sales of the Company’s equity securities during the quarter ended August 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	First Amendment to Merger Agreement, dated July 19, 2023, by and among Edify Acquisition Corp., Edify Merger Sub, Inc., and Unique Logistics International, Inc.	8-K	10.3	7/26/2023
4.1	First Amendment to Intercreditor Agreement, dated July 20, 2023, by and among TBK Bank, SSB and Alter Domus (US) LLC.	8-K	4.1	7/26/2023
4.2	First Amendment to Intercreditor Agreement, dated July 20, 2023, by and among Unique Logistics Holdings Limited, TBK Bank, SSB and Alter Domus (US) LLC.	8-K	4.2	7/26/2023
10.1	Amended Promissory Note in the principal amount of $2,500,000, dated July 7, 2023, in favor of Unique Logistics Holdings Limited.	8-K	10.1	7/11/2023
10.2	Loan and Security Agreement, dated July 20, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., and TBK Bank, SSB.	8-K	10.1	7/26/2023
10.3	Amended and Restated General Subordination Agreement, dated July 20, 2023, by and among Unique Logistics International, Inc., Unique Logistics Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc. and Frangipani Trade Services, Inc.	8-K	10.2	7/26/2023
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.				X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.				X
32.1	Section 1350 Certification of Chief Executive Officer.				X
32.2	Section 1350 Certification of Chief Financial Officer.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer (Principal Executive Officer)

October 23, 2023

By:	/s/ Eli Kay
Eli Kay
Chief Financial Officer (Principal Financial Officer)

October 23, 2023

