Form 10-K/A
period 2023-05-31
Unique Logistics International, Inc.
filed 2023-10-31
CIK 1281845

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

EXPLANATORY NOTE

Unique Logistics International, Inc. (the “Company,” “we,” “us,” “our” and other similar terms) is filing this Amendment No. 2 (this “Second Amendment”) to its Annual Report on Form 10-K for the year ended May 31, 2023, as filed with the Securities and Exchange Commission on September 15, 2023 (the “Original Form 10-K”) and as amended by Amendment No. 1 to the Original Form 10-K filed on September 22, 2023, for the purpose of amending the beneficial ownership table contained in Part III, Item 12.

Accordingly, this Second Amendment consists only of the facing page, this explanatory note, Item 12, the signature pages to Form 10-K and the applicable exhibits. The Original Form 10-K and Amendment No. 1 thereto are otherwise unchanged. This Second Amendment should be read in conjunction with the Original Form 10-K and Amendment No. 1 thereto. Further, this Second Amendment does not reflect any subsequent events occurring after the filing date of the Original Form 10-K and does not modify or update in any way the disclosures made in the Original Form 10-K or Amendment No. 1 thereto except as described above.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Second Amendment contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

2

PART III

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

Name and Address of Beneficial Owner	Total Shares Beneficially Owned	% of Unique Logistics Common Stock Outstanding
5% Beneficial Stockholders
Great Eagle Freight Limited(1)	1,002,015,791	55.6%
3a Capital Establishment(2)	939,343,295	54.0%
Trillium Partners LP(3)	939,343,295	54.0%
Douglas Tabor(4)	43,878,000	5.5%

Officers and Directors
Sunandan Ray(5)	4,693,413,109	91.3%
David Briones(6)	130,929,400	14.1%
Patrick Lee	601,209	0.1%
Eli Kay	—	—
Migdalia Diaz	—	—

Officers and Directors as a Group (5 persons)	4,824,943,718	91.0%

(1)	Great Eagle Freight Limited beneficially owns no shares of Common Stock and 153,062 shares of Series B Preferred Stock that convert at a rate of 6,546.47 shares Common Stock for every one share of Series B Preferred Stock. Mr. Richard Chi Tak Lee has sole voting and dispositive power over the shares of Common Stock beneficially owned by Great Freight Limited.
(2)	Represents the maximum number of shares of Common Stock that 3a can beneficially control under a contractually stipulated 9.99% ownership restriction. 3a beneficially owns no shares of Common Stock and 180 shares of Series D Convertible Preferred Stock that convert at a rate of 6,283,080 shares of Common Stock for every one share of Series D Convertible Preferred Stock. Nicola Feuerstein has sole voting and dispositive power over the shares of Common Stock beneficially owned by 3a.
(3)	Represents the maximum number of shares of Common Stock that Trillium can beneficially control under a contractually stipulated 9.99% ownership restriction. Trillium beneficially owns no shares of Common Stock and 195 shares of Series C Convertible Preferred Stock that convert at a rate of 6,283,080 shares of Common Stock for every one share of Series C Convertible Preferred Stock. Stephen M. Hicks has sole voting and dispositive power over the shares of Unique Logistics Common Stock beneficially owned by Trillium.
(4)	Douglas Tabor reported in a Schedule 13G filed with the SEC on February 15, 2023, that he has sole voting and investment power of 40,878,000 shares of Common Stock and shared voting and dispositive power with Texas Time Express, Inc., a Texas corporation, of 3,000,000 shares of Common Stock. Mr. Tabor is the President of Texas Time Express, Inc.
(5)	Sunandan Ray owns 322,086,324 shares of Common Stock and 667,738 shares of Series B Preferred Stock that convert at a rate of 6,546.47 shares of Common Stock for every one share of Series B Preferred Stock.
(6)	David Briones owns no shares of Common Stock and 20,000 shares of Series A Convertible Stock that convert at a rate of 6,546.47 shares of Common Stock for every one share of Series A Preferred Stock.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a. Exhibits

(a)	Exhibits.

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated October 8, 2020	8-K	2.1	10/13/2020
2.2	Agreement and Plan of Merger dated as of December 18, 2022, by and among Edify Acquisition Corp., Edify Merger Sub, Inc., and Unique Logistics International, Inc.	8-K	2.1	12/19/2022
3.1	Certificate of Designation of Series A Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.1	10/13/2020
3.2	Certificate of Designation of Series B Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.2	10/13/2020
3.3	Certificate of Designation of Series C Convertible Preferred Stock of Unique Logistics International, Inc., dated December 7, 2021	8-K	3.1	12/13/2021
3.4	Certificate of Designation of Series D Convertible Preferred Stock of Unique Logistics International, Inc., dated December 7, 2021	8-K	3.2	12/13/2021
3.5	Certificate of Correction to Certificate Designation of Series C Convertible Preferred Stock of Unique Logistics International, Inc., dated December 8, 2021	8-K	3.3	12/13/2021
3.6	Certificate of Correction to Certificate Designation of Series D Convertible Preferred Stock of Unique Logistics International, Inc., dated December 8, 2021	8-K	3.4	12/13/2021
3.7	Certificate of Correction to Certificate Designation of Series C Convertible Preferred Stock of Unique Logistics International, Inc., dated December 15, 2021	10-Q	3.5	01/14/2022
3.8	Certificate of Correction to Certificate Designation of Series D Convertible Preferred Stock of Unique Logistics International, Inc., dated December 15, 2021	10-Q	3.6	01/14/2022
3.9	Amended and Restated Articles of Incorporation	8-K	3.1	01/14/2021
3.10	Amended and Restated Bylaws	8-K	3.1	11/09/2021
3.11	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on April 26, 2022	8-K	3.1	04/29/2022
3.12	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on October 4, 2022	8-K	3.1	10/07/2022
3.13	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on October 4, 2022	8-K	3.2	10/07/2022
3.14	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on October 4, 2022	8-K	3.3	10/07/2022
3.15	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on March 31, 2023	10-Q	3.1	04/20/2023
3.16	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on March 31, 2023	10-Q	3.2	04/20/2023
3.17	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on March 31, 2023	10-Q	3.3	04/20/2023
4.1	Description of Securities	10-K/A	4.1	09/22/2023

10.1	Stock Purchase Agreement, dated April 28, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.1	09/19/2022
10.2	Share Sale and Purchase Agreement (Unique Logistics International (India) Private Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.2	09/19/2022
10.3	Share Sale and Purchase Agreement (ULI (North & East China) Company Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.3	09/19/2022
10.4	Share Sale and Purchase Agreement (Unique Logistics International Co., Ltd.), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.4	09/19/2022
10.5	Share Sale and Purchase Agreement (TGF Unique Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.5	09/19/2022
10.6	Share Sale and Purchase Agreement (Unique Logistics International (H.K.) Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.6	09/19/2022
10.7	Share Sale and Purchase Agreement (Unique Logistics International (Vietnam) Co., Ltd.), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.7	09/19/2022
10.8	Share Sale and Purchase Agreement (Unique Logistics International (ULI (South China)) Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.8	09/19/2022
10.9	Share Sale and Purchase Agreement (Unique Logistics International (South China) Limited), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.9	09/19/2022
10.10	Amendment No. 1 to Stock Purchase Agreement, dated January 23, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.1	02/27/2023
10.11	Amendment No. 2 to Stock Purchase Agreement, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.2	02/27/2023
10.12	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (India) Private Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.3	02/27/2023
10.13	Amendment No. 1 to the Share Sale and Purchase Agreement for ULI (North & East China) Company Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.4	02/27/2023

10.14	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International Co., Ltd., dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.5	02/27/2023
10.15	Amendment No. 1 to the Share Sale and Purchase Agreement TGF Unique Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.6	02/27/2023
10.16	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (H.K.) Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.7	02/27/2023
10.17	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (Vietnam) Co., Ltd., dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.8	02/27/2023
10.18	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (South China) Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.9	02/27/2023
10.19	Amendment No. 1 to the Share Sale and Purchase Agreement for ULI (South China) Limited, dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.10	02/27/2023
10.20	Promissory Note in the principal amount of $1,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.11	02/27/2023
10.21	Promissory Note in the principal amount of $4,500,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.12	02/27/2023
10.22	Promissory Note in the principal amount of $5,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.13	02/27/2023
10.23	Promissory Note in the principal amount of $5,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.14	02/27/2023
10.24	Promissory Note in the principal amount of $2,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.15	02/27/2023
10.25	Promissory Note in the principal amount of $1,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.16	02/27/2023
10.26	Promissory Note in the principal amount of $2,500,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.17	02/27/2023
10.27	Promissory Note in the principal amount of $2,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.18	02/27/2023
10.28	Stock Purchase Agreement, dated February 21, 2023, by and between Unique Logistics International, Inc. and Frangipani Trade Services, Inc.	8-K	10.19	02/27/2023
10.29	Promissory Note in the principal amount of $500,000, dated February 21, 2023, in favor of Frangipani Trade Services, Inc.	8-K	10.20	02/27/2023
10.30	Shareholders Agreement for ULI (South China) Company Limited	8-K	10.21	02/27/2023
10.31	Shareholders Agreement for TGF Unique Limited	8-K	10.22	02/27/2023

10.32	Share Purchase and Asset Transfer Agreement for ULI (North and East China) Company Limited and Supplement	8-K	10.23	02/27/2023
10.33	Financing Agreement, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistics Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., Alter Domus (US) LLC, CB Agent Services LLC, CB Participations SPV, LLC, and CP IV SPV, LLC	8-K	10.1	03/14/2023
10.34	Fee Letter, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., Alter Domus (US) LLC, and CB Agent Services LLC	8-K	10.2	03/14/2023
10.35	Security Agreement, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., and Alter Domus (US) LLC	8-K	10.3	03/14/2023
10.36	Collateral Assignment, dated March 10, 2023, by and among Unique Logistics International, Inc. and Alter Domus (US) LLC	8-K	10.4	03/14/2023
10.37	Intercompany Subordination Agreement, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., Unique Logistics International (India) Private Ltd., ULI (North & East China) Company Limited, Unique Logistics International (H.K.) Limited, ULI (South China) Limited, Unique Logistics International (South China) Limited, Unique Logistics International (Shanghai) Co., Ltd., Shenzhen Unique logistics International Limited, and Alter Domus (US) LLC	8-K	10.5	03/14/2023
10.38	Agent Fee Letter, dated March 10, 2023, by and among Unique Logistics International, Inc. and Alter Domus (US) LLC	8-K	10.6	03/14/2023
10.39	Employment Agreement, dated May 29, 2020, by and between Unique Logistics International, Inc. and Sunandan Ray	8-K	10.3	10/13/2020
10.40	Amendment dated as of May 29, 21, to Employment Agreement by and between Unique Logistics International, Inc. and Sunandan Ray	8-K	10.2	06/03/2021
10.41	Employment Agreement, dated August 11, 2021, by and between Unique Logistics International, Inc. and Eli Kay	8-K	10.1	08/16/2021
10.42	Employment Agreement, dated April 25, 2022, by and between Unique Logistics International, Inc. and Migdalia Diaz	8-K	10.1	04/26/2022
10.43	Lock-Up Agreement, dated as of December 18, 2022, by and among Edify Acquisition Corp., and various parties thereto	8-K	10.1	12/19/2022
10.44	Company Voting and Support Agreement, dated as of December 18, 2022, by and among Edify Acquisition Corp., Unique Logistics International, Inc., Frangipani Trade Services, Inc. and Great Eagle Freight Limited	8-K	10.2	12/19/2022
10.45	Sponsor Support Agreement, dated as of December 18, 2022, by and among Edify Acquisition Corp., Colbeck Edify Holdings, LLC, Unique Logistics International, Inc. and the other parties thereto.	8-K	10.3	12/19/2022
10.46	Amendment No. 1 to Stock Purchase Agreement, dated as of December 18, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.4	12/19/2022
21.1	Subsidiaries of the Registrant	10-K/A	21.1	09/22/2023
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	09/15/2023
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	09/15/2023
31.3	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K/A	31.3	09/22/2023
31.4	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K/A	31.4	09/22/2023
31.5	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.6	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	09/15/2023
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	09/15/2023
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

b. Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2023	UNIQUE LOGISTICS INTERNATIONAL, INC.

	By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sunandan Ray	Director, Chief Executive Officer	October 31, 2023
Sunandan Ray	Principal Executive Officer

/s/ Eli Kay	Chief Financial Officer	October 31, 2023
Eli Kay	Principal Financial and Accounting Officer

/s/ David Briones	Director	October 31, 2023
David Briones

/s/ Patrick Lee	Director	October 31, 2023
Patrick Lee

