Form 10-Q
period 2023-11-30
Unique Logistics International, Inc.
filed 2024-02-09
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

As of February 9, 2024, there were 799,141,770 shares of the registrant’s common stock outstanding.

UNIQUE LOGISTICS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2023

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2023	May 31, 2023
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$6,148,097	$6,744,238
Accounts receivable, net	39,205,888	41,402,435
Contract assets	919,716	2,886,779
Other current assets and prepaids	5,982,186	9,293,533
Total current assets	52,255,887	60,326,985

Property and equipment, net	573,298	609,785

Other noncurrent assets:
Goodwill	20,516,018	20,516,018
Intangible assets, net	12,002,757	12,865,093
Equity-method investments	3,233,118	3,381,683
Operating lease right-of-use assets, net	10,091,318	10,269,516
Deferred offering cost	3,004,992	2,419,976
Other noncurrent assets	686,447	1,133,674
Total other noncurrent assets	49,534,650	50,585,960
Total assets	$102,363,835	$111,522,730

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$19,432,782	$25,132,388
Accrued expenses and current liabilities	6,569,992	8,594,947
Accrued freight	2,477,881	3,489,957
Revolving credit facility	14,024,194	8,050,227
Current portion of notes payable	453,075	-
Current portion of notes payable to related parties	150,655	4,801,310
Current portion of operating lease liability	2,823,417	2,379,774
Total current liabilities	45,931,996	52,448,603

Noncurrent liabilities
Notes payable	8,780,098	4,000,000
Notes payable to related parties, net of current portion	9,899,013	8,750,000
Operating lease liability, net of current portion	7,753,900	8,212,445
Derivative liabilities	11,740,124	11,558,261
Deferred tax liability, net	3,314,392	4,405,442
Other noncurrent liabilities	2,773,727	4,552,346
Total noncurrent liabilities	44,261,254	41,478,494

Total liabilities	90,193,250	93,927,097

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Preferred Stock, $.001 par value: 5,000,000 shares authorized

Series A Convertible Preferred stock, $0.001 par value; 120,065 issued and outstanding as of November 30, 2023 and May 31, 2023, respectively. Liquidation preference $120 on November 30, 2023	120	120
Series B Convertible Preferred stock, $0.001 par value; 820,800 issued and outstanding as of November 30, 2023 and May 31, 2023, respectively. Liquidation preference of $821 on November 30, 2023	821	821
Series C Convertible Preferred stock, $0.001 par value; 195, issued and outstanding as of November 30, 2023 and May 31, 2023, respectively. Liquidation preference $9.8 million on November 30, 2023	-	-
Series D Convertible Preferred stock, $0.001 par value; 180 issued and outstanding as of November 30, 2023 and May 31, 2023, respectively. Liquidation preference $9.2 million on November 30, 2023	-	-

Common stock, $0.001 par value; 800,000,000 shares authorized; 799,141,770 shares issued and outstanding as of November 30, 2023 and May 31, 2023, respectively.	799,142	799,142
Additional paid-in capital	180,220	180,220
Accumulated other comprehensive income	(239,979)	3,258
Retained earnings	7,938,723	13,066,109
Total Stockholders’ Equity attributable to common shareholder	8,679,047	14,049,670
Equity attributable to noncontrolling interests	3,491,538	3,545,963
Total Stockholders’ Equity	12,170,585	17,595,633
Total Liabilities and Stockholders’ Equity	$102,363,835	$111,522,730

See notes accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	For the Three Months Ended November 30, 2023	For the Three Months Ended November 30, 2022	For the Six Months Ended November 30, 2023	For the Six Months Ended November 30, 2022
Revenues:
Airfreight services	$36,281,790	$21,581,667	$55,429,760	$51,515,704
Ocean freight and ocean services	16,661,249	47,930,347	47,389,750	136,185,077
Contract logistics	740,567	975,711	1,313,279	1,744,425
Customs brokerage and other services	8,158,647	18,349,508	20,577,748	35,900,899
Total revenues	61,842,253	88,837,233	124,710,537	225,346,105

Equity method earnings	275,056	-	450,752	-

Costs and operating expenses:
Airfreight services	34,405,651	19,950,949	52,298,084	47,500,790
Ocean freight and ocean services	13,145,339	41,145,915	38,965,094	123,083,775
Contract logistics	212,645	318,089	380,803	630,981
Customs brokerage and other services	7,167,890	16,731,183	17,916,787	33,375,926
Salaries and related costs	5,746,888	3,675,597	11,763,780	6,959,979
Professional fees	824,569	411,421	1,632,462	1,174,725
Rent and occupancy	1,109,425	613,572	2,205,990	1,142,682
Selling and promotion	563,717	461,578	1,278,688	562,432
Depreciation and amortization	750,943	201,966	1,450,343	402,640
Foreign exchange transactions, net	(99,881)	-	(294,067)	-
Other	(634)	336,814	665,531	669,761
Total costs and operating expenses	63,826,551	83,847,084	128,263,494	215,503,691

(Loss) income from operations	(1,709,243)	4,990,149	(3,102,206)	9,842,414

Other income (expenses)
Interest expense	(1,026,165)	(972,300)	(2,416,373)	(2,329,985)
Change in fair value of derivative liabilities	(160,075)	125,708	(181,863)	744,656
Total other income (expenses)	(1,186,240)	(846,592)	(2,598,236)	(1,585,329)

Net (loss) income before income taxes	(2,895,483)	4,143,557	(5,700,442)	8,257,085

Income tax expense (benefit)	(24,800)	871,860	(518,631)	1,664,047

Net (loss) income	(2,870,683)	3,271,697	(5,181,811)	6,593,038

Noncontrolling interest	(26,052)	-	54,425	-

Net (loss) income attributable to for common shareholders	$(2,896,735)	$3,271,697	$(5,127,386)	$6,593,038

Net income (loss) available for common shareholders per common share
– basic	$(0.00)	$0.00	$(0.01)	$0.01
– diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding
– basic	799,141,770	799,141,770	799,141,770	771,683,232
– diluted	799,141,770	9,677,967,424	799,141,770	9,650,508,886

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2023	November 30, 2022
Net (loss) income	(2,870,683)	3,271,697
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	(160,511)	-
OCI tax effect	84,024	-
Total comprehensive (loss) income	(2,947,170)	3,271,697
Net loss attributable to noncontrolling interest	(26,052)	-
Comprehensive (loss) income attributable to common shareholder	(2,973,222)	3,271,697

	For the Six	For the Six
	Months Ended	Months Ended
	November 30, 2023	November 30, 2022
Net (loss) income	(5,181,811)	6,593,038
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(327,261)	-
OCI tax effect	84,024	-
Total comprehensive (loss) income	(5,425,048)	6,593,038
Net loss attributable to noncontrolling interest	54,425	-
Comprehensive (loss) income attributable to common shareholder	(5,370,623)	6,593,038

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended November 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Retained	Total Stockholders’ equity attributable to common	Non- Controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	earning	stockholder	Interest	Equity

Balance, June 1, 2023	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$3,258	$13,066,109	$14,049,670	$3,545,963	$17,595,633

Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-	-	(166,750)	-	(166,750)	-	(166,750)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,230,651)	(2,230,651)	(80,477)	(2,311,128)

Balance, August 31, 2023	120,065	120	820,800	821	195	-	180	-	799,141,770	799,142	180,220	(163,493)	10,835,458	11,652,269	3,465,486	15,117,755
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-	-	(76,487)	-	(76,487)	-	(76,487)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,896,735)	(2,896,735)	26,052	(2,870,683)
Balance, November 30, 2023	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$(239,979)	$7,938,723	$8,679,047	$3,491,538	$12,170,585

For the Three and Six Months Ended November 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Retained	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Equity	Shares	Amount	capital	earning	Equity
Balance, June 1, 2022	130,000	$130	820,800	$821	195	$-	187	$-	687,196,478	$687,197	$292,155	$4,851,541	$5,831,844

Conversion of Preferred A to Common Stock	(9,935)	(10)	-	-	-	-	-	-	67,963,732	67,964	(67,954)	-	-

Conversion of Preferred D to Common Stock	-	-	-	-	-	-	(7)	-	43,981,560	43,981	(43,981)	-	-

Net income	-	-	-	-	-	-	-	-	-	-	-	3,321,341	3,321,341

Balance, August 31, 2022	120,065	120	820,800	821	195	-	180	-	799,141,770	799,142	180,220	8,172,882	9,153,185

Net income	-	-	-	-	-	-	-	-	-	-	-	3,271,697	3,271,697

Balance, November 30, 2022	120,065	$120	820,800	$821	195	-	180	$-	799,141,770	$799,142	$180,220	$11,444,579	$12,424,882

See notes accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended November 30, 2023	For the Six Months Ended November 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,181,811)	$6,593,038
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,450,343	402,640
Bad debt recovery	(594,388)
Amortization of right of use assets	1,428,413	719,517
Equity method earnings	(450,752)
Change in net deferred tax provision	(1,091,050)	(44,900)
Change in fair value of derivative liabilities	181,863	(744,656)
Accretion of consulting agreement	-	(141,336)
Changes in operating assets and liabilities:
Accounts receivable	2,790,935	23,397,504
Contract assets	1,967,063	17,165,715
Prepaid expenses and current assets	3,311,347	(856,948)
Deposits and other noncurrent assets	447,227	(568,590)
Accounts payable	(5,699,607)	(18,073,339)
Accrued expenses and other current liabilities	(3,803,574)	(767,526)
Accrued freight	(1,012,076)	(8,044,704)
Contract liabilities	-	(468,209)
Operating lease liability	(1,265,117)	(709,828)
Net Cash (Used in) Provided by Operating Activities	(7,521,184)	17,858,378
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(551,520)	(83,934)
Dividends received from equity method investments	599,318	-
Net Cash Used in Investing Activities	47,798	(83,934)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing (repayments) from notes payable	5,233,173	(304,166)
Borrowing (repayments) of debt due to related parties	(3,501,642)	(198,990)
Borrowing (repayments) line of credit, net	5,973,967	(17,449,636)
Deferred offering costs	(585,016)	-
Net Cash Provided by (Used in) Financing Activities	7,120,482	(17,952,792)

Effect of exchange rate on cash and equivalents	(243,237)	-

Net change in cash and cash equivalents	(596,141)	(178,348)

Cash and cash equivalents - Beginning of period	6,744,238	1,422,393
Cash and cash equivalents - End of period	$6,148,097	$1,244,045
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the period for:
Income taxes	$883,551	$1,415,758
Interest	$2,337,059	$2,184,260
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease asset and liability additions	$1,250,215	$8,891,206
Conversion of Preferred Stock Series D preferred to common	$-	$43,981
Conversion of Preferred Stock Series A preferred to common	$-	$67,954

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2023

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

The Company’s working capital was $6.3 million and $7.9 million as of November 30 and May 31, 2023, respectively. The Company maintains its operating line of credit with TBK Bank, SSB, and on July 20, 2023 the Company entered into an agreement with TBK Bank to renew the TBK Facility with a credit limit of up to $25.0 million. The Company has experienced negative operating cash flows during the six months ended November 30, 2023 due to adverse market conditions. The Company relied heavily on its cash collections, cash reserves, dividends received from the recently acquired subsidiaries, and the use of its operating line of credit. The funds available under the current TBK Facility are sufficient to provide the Company with the cash required to support its ongoing operations until market conditions improve.

While the Company continues to execute its strategic plan and grow its customer base, management is focused on managing cash and monitoring liquidity position. Many of the aspects of the liquidity plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful, which could have a material adverse effect on our operating results, financial condition, and liquidity. Based on our evaluation of the Company’s projected cash flows and business performance as of and subsequent to November 30, 2023, management has concluded that the Company’s current cash and cash availability under the TBK Facility would be sufficient to fund its planned operations for at least one year from the date the consolidated financial statements were issued.

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

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received.

Significant Changes in Contract Asset and Contract Liability Balances for the six months ended November 30, 2023:

	Contract	Contract
	Assets	Liabilities
	Increase	(Increase)
	(Decrease)	Decrease
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligation satisfied	$-	$-
Cash Received in advance and not recognized as revenue	-	-
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(3,140,423)	-
Contract assets recognized	1,173,360	-
Net Change	$(1,967,063)	$-

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue from our clients by significant geographic area for the three and six months ended November 30, 2023 and 2022, based on origin of shipment (imports) or destination of shipment (exports):

	For the Three Months Ended November 30, 2023	For the Three Months Ended November 30, 2022
China, Hong Kong & Taiwan	$14,375,941	$42,491,614
Southeast Asia	12,062,505	21,132,687
United States	13,622,472	11,277,753
India Sub-continent	16,288,777	10,519,966
Other	5,492,558	3,415,213
Total revenue	$61,842,253	$88,837,233

	For the Six Months Ended	For the Six Months Ended
	November 30, 2023	November 30, 2022
China, Hong Kong & Taiwan	$28,737,587	$106,549,769
Southeast Asia	22,357,449	63,114,120
United States	20,337,485	21,677,175
India Sub-continent	34,925,534	29,316,674
Other	18,352,482	4,688,367
Total revenue	$124,710,537	$225,346,105

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

Transaction gains or losses result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated. We aggregate all transaction gains and losses and classify the net amount in a single caption in the income statement in operating income as Foreign exchange transactions, net.

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, convertible notes, promissory notes, all approximate fair value due to their short-term nature as of November 30, 2023, and May 31, 2023. The carrying amount of the long-term debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had Level 3 liabilities (See Derivative liabilities note) as of November 30, 2023, and May 31, 2023. There were no transfers between levels during the reporting period.

Accounts Receivable

Accounts receivable from revenue transactions are based on invoiced prices which the Company expects to collect. In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company generally does not require collateral to support customer receivables. Accounts receivable, as shown on the consolidated balance sheets, is net of allowances when applicable. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The maximum accounting loss from the credit risk associated with accounts receivable is the amount receivable recorded, net of allowance for doubtful accounts. As of November 30, 2023, and May 31, 2023 the Company recorded an allowance for doubtful accounts of approximately $0.7 million and $1.7 million, respectively and the bad debt expense was immaterial for each of the three and six months ended November 30, 2023 and 2022.

Concentrations

As of November 30, 2023, three major customers represented approximately 26.0% of all accounts receivable and no single customer represented more than 10.0% of total accounts receivable except for Customer A who represented 16%. As of May 31, 2023, three major customers represented approximately 21.0% of all accounts receivable and no single customer represented more than 10.0% of total accounts receivable.

Revenue from three customers in the aggregate as a percentage of the Company’s total revenue was 34.0 % and 25.0%, respectively, for the three months and six months ended November 30, 2023, and no single customer represented more than 10.0% of total revenue except for customer A who represented 19%. Revenue from these three major customers as a percentage of the Company’s total revenue was 20.0% and 21.0% for the three and six months ended November 30, 2022, respectively, and no single customer represented more than 10.0% of total revenue except for Customer A who represented 13%.

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

The Company has identified and recorded derivative instruments arising from an anti-dilution provision. An embedded derivative liability is representing the rights of holders of Convertible Preferred Stock Series A, C and D to receive additional common stock of the Company upon issuance of any additional common stock by the Company prior to qualified financing event as defined in the agreement. Each reporting period, the embedded derivative liability, if material, would be adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of the company’s statements of operations. The change in fair value of the derivative instrument recorded for the three and six months ended November 30, 2023 was an increase of $160,075 and $181,863, respectively.

	Level 1	Level 2	Level 3
Derivative liabilities as of June 1, 2023	$-	$-	$11,558,261
Addition	-	-	-
Change in fair value	-	-	181,863
Derivative liabilities as of November 30, 2023	$-	$-	$11,740,124

The underlying value of the anti-dilution provision is calculated from estimating the probability and value of the provision assuming a near term financing event. For the period ended November 30, 2023, based on the assumption of how antidilutive shares of Convertible Preferred Series A, C and D would be exchanged in the near future for common stock, and the fact that the antidilution provision of these shares is effective through January 15, 2024, the assumptions include probability of the financing event, estimated value of common stock at the exchange point and estimated time to financing event.

The key inputs into the model were as follows:

	November 30, 2023	May 31, 2023
Risk-free interest rate	5.5%	5.5%
Probability of financing event or capital raise	90%	90%
Estimated value of common stock	$10.00 per share	$10.00 per share
Estimated time to financing event	0.13 years	0.42 years

Income Taxes

Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the applicable quarter. In each quarter, the estimated annual effective tax rate is updated and a year-to-date adjustment to the provision is made. The estimated annual effective tax rate is subject to significant volatility due to several factors, including the mix of pretax income or loss across multiple jurisdictions and certain book-tax differences.

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

	For the Three Months Ended
	November 30, 2023	November 30, 2022
Numerator:
Net (loss) income	$(2,870,683)	3,271,697
Effect of dilutive securities:		-
Diluted net income (loss)	$(2,870,683)	3,271,697

Denominator:
Weighted average common shares outstanding – basic	799,141,770	799,141,770

Dilutive securities*:
Series A Preferred	-	1,168,177,320
Series B Preferred	-	5,373,342,576
Series C Preferred	-	1,206,351,359
Series D Preferred	-	1,130,954,399

Weighted average common shares outstanding and assumed conversion – diluted	799,141,770	9,677,967,424

Basic net income (loss) per common share	$(0.00)	$0.00

Diluted net income (loss) per common share	$(0.00)	$0.00

	For the Six Months Ended
	November 30, 2023	November 30, 2022
Numerator:
Net (loss) income	$(5,181,811)	$6,593,038
Effect of dilutive securities:		-

Diluted net income	$(5,181,811)	$6,593,038

Denominator:
Weighted average common shares outstanding – basic	799,141,770	771,683,232

Dilutive securities*:
Series A Preferred	-	1,168,177,320
Series B Preferred	-	5,373,342,576
Series C Preferred	-	1,206,351,359
Series D Preferred	-	1,130,954,399

Weighted average common shares outstanding and assumed conversion – diluted	799,141,770	9,650,508,886

Basic net income per common share	$(0.01)	$0.01

Diluted net income per common share	$(0.01)	$0.00

*	Due to a net loss for the three and six months ended November 30, 2023, only weighted average common shares are used in calculations. In case of net income for these periods, the Company’s dilution of all outstanding securities would be as follows:

November 30, 2023
Weighted average common shares outstanding – basic	799,141,770
Series A Preferred	1,168,177,320
Series B Preferred	5,373,342,576
Series C Preferred	1,206,351,359
Series D Preferred	1,130,954,399
Weighted average common shares outstanding and assumed conversion – diluted	9,677,967,424

Pro Forma Information (Unaudited)

The results of operations of eight entities which the Company acquired on February 21, 2023, have not been included in our November 30th, 2022, condensed consolidated financial statements but are included in the November 30th, 2023, condenses financials statements. The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the three and six months ended November 30, 2022, assuming the acquisitions had been completed as of June 1, 2022, first day of the period presented. The proforma adjustments include the elimination of intercompany revenue and expense transactions. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of these dates, or of future results.

	Three Months Ended November 30, 2022	Six Months Ended November 30, 2022

Revenue, net	$132,615,083	$319,418,469
Net Income attributable to registrant	5,742,487	12,493,462
Weighted average shares of common stock outstanding, basic (as previously reported)	799,141,770	771,683,232
Weighted average shares of common stock outstanding, diluted (as previously reported)	9,677,967,424	9,650,508,886
Net income per share, basic	$0.01	$0.02
Net income per share, diluted	$-	$-

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following on November 30, 2023, and May 31, 2023:

	November 30, 2023	May 31, 2023

Accrued salaries and related expenses	$903,762	$1,938,111
Accrued sales and marketing expense	205,220	768,713
Accrued professional fees	2,622,508	2,574,542
Accrued income tax	608,966	1,531,789
Accrued Interest	537,076	-
Other accrued expenses and current liabilities	1,692,460	1,782,792
	$6,569,992	$8,594,947

3. FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consists of:

	November 30, 2023	May 31, 2023

Revolving Credit Facility	$14,024,194	$8,050,227
Term loans	9,233,173	4,000,000
	23,257,367	12,050,227
Less: Current portion	(14,477,269)	(8,050,227)
	$8,780,098	$4,000,000

Revolving Credit Facility

The Company’s Revolving Purchase, Loan and Security Agreement with TBK Bank, SSB, a Texas State Savings Bank matured on May 31, 2023. The parties agreed to extend the maturity date and on July 20, 2023, the Company and TBK Bank entered into a new loan and security agreement (the “New TBK Agreement,”) amending and restating in their entirety, the terms, conditions, agreements, covenants, obligations, representations, and warranties of the existing TBK Agreement. The terms of the new agreement are substantially the same as the original agreement. The New TBK Agreement provides for a facility under which TBK Bank will, from time to time, make advances under the Revolving Credit Facility to the Company in such amounts as the Company may request, but not to exceed $25,000,000. This loan is scheduled to mature on June 1, 2025.

Term Loans

On March 10, 2023, the Company entered into a financing agreement and related fee letter as a borrower with certain of its subsidiaries party thereto as guarantors, the lenders party thereto, CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent, and administrative agent. The Financing Agreement provides for an initial senior secured term loan in a principal amount of $4,210,526 which was received on March 13, 2023 and a delayed draft term loan in an aggregate principal amount of up to $14,789,474. On June 30, 2023, the Company borrowed on the delayed draft term loan amount of $5,263,158. Each term loan under the financing agreement shall be, at the option of the Company, either a base rate loan or a SOFR Loan. Interest on each term loan shall be payable monthly in arrears, on the first business day of each month. The outstanding principal amounts for all loans are subject to mandatory quarterly amortization at various rates, payable quarterly, throughout the life of the loan. All loans mature on March 10, 2026. As of November 30, 2023, the outstanding principal amount for all loans was $9,233,173.

Debt Covenants

The Company is subject to certain financial covenants as part of the financing agreement with both Revolving Credit Facility with TBK Bank and Term Debt.

As of November 30, 2023, the Company was in compliance with the financial covenants except for the following:

●	An event of default has occurred with the loan and security agreement with TBK Bank as a result of the Company failing to maintain, as of the last day of the fiscal quarter ended November 30, 2023, a fixed charge coverage ratio at a specified rate. On February 5, 2024, the Company entered into a waiver and amendment number 1 to the loan and security agreement with TBK Bank where the bank agreed to waive this default and to make certain modifications to the loan agreement.

●	An event of default has occurred per the Term Debt with noncompliance related to meeting EBITDA leverage ratio financial covenant. On February 5, 2024, the Company entered into a waiver to financial agreement with CB Agent Services LLC, origination agent and Alter Domus (US) LLC, administrative agent to waive Section 7.01(c) of the financing agreement for the fiscal quarter ending November 30, 2023, default existing as of this date and specifically listed in the waiver agreement. The waiver is effective only in this specific instance and for the specific purpose set forth in the agreement and does not allow for any other or further departure from the terms and conditions of the Financing Agreement or any other loan document, which terms and conditions shall continue in full force and effect.

4. RELATED PARTY TRANSACTIONS

The Company has the following debt due to related parties:

	November 30, 2023	May 31, 2023

Due to FTS (1)	$650,655	$801,310
Due to ULHK(2)	9,399,013	12,750,000
	10,049,668	13,551,310
Less: current portion	(150,655)	(4,801,310)
	$9,899,013	$8,750,000

(1)	Two Notes due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO:

The Promissory Note dated March 30, 2021 in the principal amount $903,927 bears no interest provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to six percent (6%) per annum. The principal amount is due and payable in six payments of $150,655. The first payment was due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment. The balance of this Promissory Note due within the next 12 months is $150,655 as of November 30, 2023.

Promissory Note dated February 21, 2023, in connection with the acquisitions completed in the principal amount of $500,000 for the remaining 35% share capital of Unique Logistics International (India) Private Ltd. acquired by the Company from FTS maturing February 21, 2025, and bearing no interest.

(2)	Due to ULHK, the entity with over 10% investment in the Company.

On February 21, 2023, the Company completed the acquisition of eight ULHK operating subsidiaries, in a combination of cash and promissory notes issued to the Seller. As of November 30, 2023, some of these notes were paid off or had been refinanced.

Transactions listed below are between the Company and ULHK and its operating subsidiaries. These are considered related party transactions due to ULHK being an entity with over 10% investment in the Company.

Accounts Receivable and Payable

Transactions with related parties account for $2.5 million and $2.1 million of accounts receivable and accounts payable as of November 30, 2023, respectively, compared to $3.5 million and $2.9 million of accounts receivable and accounts payable as of May 31, 2023, respectively.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three months ended November 30, 2023 and 2022 these transactions represented approximately $0.4 million and $1.2 million, respectively. For the six months ended November 30, 2023 and 2022, these transactions represented $0.6 million and $1.9 million, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the three months ended November 30, 2023, and 2022 these transactions represented approximately $1.8 million and $13.1 million, respectively. For the six months ended November 30, 2023 and 2022, these transactions represented $2.5 million and $39.0 million, respectively.

5. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 800,000,000 shares of stock, a par value of $0.001 per share.

During the three months ended November 30, 2023, there were no common stock issuances and no conversions of Preferred Shares.

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

During the six months ended November 30, 2023, there were no conversions of Series A Preferred stock.

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

During the six months ended November 30, 2023, there were no conversions of Series D Preferred stock.

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

The components of lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	November 30, 2023	November 30, 2022
Operating lease cost – Right of Use Asset Amortization	$732,624	328,217
Interest on lease liabilities	219,174	101,413
Total net lease cost	$951,798	429,630

	For the Six Months Ended	For the Six Months Ended
	November 30, 2023	November 30, 2022
Operating lease cost – Right of Use Asset Amortization	$1,428,413	815,034
Interest on lease liabilities	440,868	160,513
Total net lease cost	$1,869,281	975,547

Supplemental balance sheet information related to leases was as follows:

	November 30, 2023	May 31, 2023

Operating leases:
Operating lease ROU assets – net	$10,091,318	$10,269,516

Current operating lease liabilities, included in current liabilities	2,823,417	2,379,774
Noncurrent operating lease liabilities, included in long-term liabilities	7,753,900	8,212,445
Total operating lease liabilities	$10,577,317	$10,592,219

Supplemental cash flow and other information related to leases was as follows:

	For the Three Months Ended	For the Three Months Ended
	November 30, 2023	November 30, 2022

ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,231,429	8,533,906
Weighted average remaining lease term (in years):
Operating leases	3.9	4.0
Weighted average discount rate:
Operating leases	9.0%	9.0%

	For Six Months	For Six Months
	Ended	Ended
	November 30, 2023	November 30, 2022

ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,250,215	$8,817,803
Weighted average remaining lease term (in years):
Operating leases	3.9	4.9
Weighted average discount rate:
Operating leases	9.1%	9.0%

Future minimum lease payments under noncancelable operating leases are as follows:

November 30, 2023
2024 (remaining)	$3,597,449
2025	2,924,117
2026	2,732,111
2027	2,776,945
2028	331,502
Total lease payments	12,362,124
Less: imputed interest	(1,784,807)
Total lease obligations	$10,577,317

7. INCOME TAX PROVISION

The expense (benefit) for income taxes consists of:

	For the Three Months Ended November 30, 2023	For the Three Months Ended November 30, 2022
Current:
Federal	$94,570	$767,010
State	342,291	198,010
Foreign	1,036,089	-
	1,472,951	965,020
Deferred:
Federal	(1,034,413)	(70,634)
State	(256,125)	(22,526)
Foreign	(207,213)	-
	(1,497,751)	(93,160)
Total tax expense (benefit)	$(24,800)	$871,860

	For the Six Months Ended November 30, 2023	For the Six Months Ended November 30, 2022
Current:
Federal	$-	$1,329,597
State	286,900	403,480
Foreign	829,743	-
	1,116,644	1,733,077
Deferred:
Federal	(1,150,558)	(52,959)
State	(256,125)	(16,071)
Foreign	(228,592)	-
	(1,635,275)	(69,030)
Total tax expense (benefit)	$(518,631)	$1,664,047

Other noncurrent liabilities include liabilities for uncertain tax provision (UTP) as follows:

	For the Six Months Ended November 30, 2023	For the Six Months Ended November 30, 2022
Total UTP balance on June 1	$2,582,341	$-
Additions based on tax provisions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Reductions due to lapse of applicable statute of limitations	-	-

Total UTP balance on November 30	$2,582,341	$-

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

The Taxing jurisdiction that is significant to Company is the U.S. open tax years related to this taxing jurisdiction remains subject to examination and could result in additional tax liabilities. The Company is no longer subject to income tax examinations for years before fiscal year 2019.

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Six Months Ended November 30, 2023	For the Six Months Ended November 30, 2022
US Federal statutory rate (%)	21.0	21.0
State income tax, net of federal benefit	(0.5)	3.5
Prior year provision adjustment to actual	(5.0)	-
Foreign income taxes and adjustments	(2.1)	-
FDII deduction	-	(4.0)
Other	(4.4)	(0.5)
Income tax provision, effective rate	9.0	20.0

8. SUBSEQUENT EVENTS

On February 5, 2024, the Company entered into a waiver to financial agreement with CB Agent Services LLC, origination agent and Alter Domus (US) LLC, administrative agent to waive Section 7.01(c) of the financing agreement for the fiscal quarter ending November 30, 2023, default existing as of this date and specifically listed in the waiver agreement. The waiver is effective only in this specific instance and for the specific purpose set forth in the agreement and does not allow for any other or further departure from the terms and conditions of the Financing Agreement or any other loan document, which terms and conditions shall continue in full force and effect. This financing agreement is scheduled to mature on March 10, 2026.

On February 5, 2024, the Company entered into an amendment and waiver to the loan and security agreement, dated as of July 20, 2023 with TBK Bank, SSB where the bank agreed to waive a specified event of default and to make certain modifications to the loan agreement. All other terms and conditions of the original and amended loan and security agreement remain the same. This loan is scheduled to mature on June 1, 2025.

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

Market and Business Trends - Overview of Impact on Results of Operations

The logistics industry experienced a global slowdown in 2023 compared with calendar year 2022. The Company’s ocean freight revenues declined by over 65% for the current quarter compared with the prior year. Lower shipping volumes and lower ocean freight rates both contributed to this significant decline. Customers shipped lower volumes and as shipping volumes decreased, the Company, as a non-vessel operating common carrier (“NVOCC”), lost share of direct bookings with shipping lines because in a soft market shipping lines’ service and capacity are relatively stable and a direct shipping line contract is usually at lower rates than with an NVOCC. The market trends did, however, result in increased gross margin yield on ocean freight as NVOCCs were able to procure better rates in the soft market conditions.

Air freight, on the other hand, remained slow for most of the year but started picking up in September as retailers continued to see reasonable market demand and the inventory overhang started to turn around. Thus, air freight shipping picked up in the later part of the traditional June to November peak period and air freight rates remained elevated principally due to the surge of direct-to-consumer shipping by Chinese e-commerce companies.

Typically, the flow of imported goods to the United States starts to pick up for the “back to school” and “holiday sales” seasons during the June to November period, with a particular increase in air shipping to meet store deadlines towards the later part of this peak period. In 2023, however, overall volumes remained depressed even during the traditional peak period, possibly due to excess inventory overhang and conservative ordering by retailers. The trend started to reverse itself, somewhat, in the later part of the traditional June to November peak with conversions of shipping mode, to air freight from sea freight, and the Company benefited through increased air freight revenue but at low margins.

Results of Operations for the Three Months ended November 30, 2023 and 2022

Revenue

For the three months ended November 30, 2023 and 2022, Unique Logistics’ revenue by product line was as follows:

	For the Three Months ended November 30, 2023 (As reported)	For the Three Months ended November 30, 2022	$ change	% change

Airfreight services	$36,281,790	$21,581,667	$14,700,123	68.1%
Ocean freight and ocean services	16,661,249	47,930,347	(31,269,098)	(65.2)%
Contract logistics	740,567	975,711	(235,144)	(24.1)%
Customs brokerage and other services	8,158,647	18,349,508	(10,190,861)	(55.5)%
Total revenues	$61,842,253	$88,837,233	(26,994,980)	(30.4)%

For the three months ended November 30, 2023 and 2022, Company’s revenue by product line, excluding the operations of the ULHK Entities acquired on February 21, 2023, were as follows:

	For the Three Months ended November 30, 2023 (Legacy only)	For the Three Months ended November 30, 2022	$ change	% change

Airfreight services	$25,172,406	$21,581,667	$3,590,739	16.6%
Ocean freight and ocean services	15,713,706	47,930,347	(32,216,641)	(67.2)%
Contract logistics	740,567	975,711	(235,144)	(24.1)%
Customs brokerage and other services	7,055,423	18,349,508	(11,294,085)	(61.5)%
Total revenues	$48,682,102	$88,837,233	(40,155,131)	(45.2)%

The 30.4% decrease in total revenues for the three months ended November 30, 2023, compared to the three months ended November 30, 2022, is primarily due to a decrease of 65.2% in ocean freight and ocean services revenue and, to a lesser extent, in revenue from customs brokerage and other services, partially offset by a 68.1% increase in airfreight services revenue. Excluding revenues of $13.2 million (net of intercompany eliminations) generated by the ULHK Entities acquired on February 21, 2023, total revenues for the three months ended November 30, 2023, were $48.7 million, a decrease of $40.2 million, or 45.2%, compared to the three months ended November 30, 2022.

The decline in ocean freight revenue was due to a volume reduction of approximately 15.5% and a pricing reduction of approximately 58.9% compared to the three months ended November 30, 2022, which were responsible for approximately 20.1% and 79.1%, respectively, of the decline in ocean freight revenue period-over period.

Excluding ocean freight revenue of $1.0 million (net of intercompany eliminations) attributable to the operations of the ULHK Entities that we acquired on February 21, 2023, ocean freight revenue was $15.7 million for the three months ended November 30, 2023, a decrease of $32.2 million, or 67.2%, compared to the three months ended November 30, 2022. Such decline was due to a volume reduction of approximately 24.0% and a pricing reduction of approximately 56.9% during the three months ended November 30, 2023, compared to the same period of 2022, which were responsible for 29.6% and 70.4%, respectively, of the decline in air freight revenue period-over period. Such decreases in volume and pricing were due to decreases in demand for products typically imported or exported using ocean freight services, primarily as a result of cautious ordering by customers due to higher inventory on hand. As discussed above, this decrease in demand resulted in ocean carriers having excess capacity, resulting in higher competition and downward pressure on pricing.

The decline in revenue from customs brokerage and other services of 55.5% was a direct result of the overall decrease in demand for ocean freight and ocean services during the three months ended November 30, 2023 as compared with the same period of 2022, as in general approximately 80% of such revenue is generated from the ocean freight services (with the remainder from airfreight services).

While not a material contributor to the decrease in revenues generally, contract logistics revenue declined by 24.1% during the three months ended November 30, 2023 compared with the same period of 2022, because of the overall decrease in demand for ocean freight and services, meaning less cargo being handled in the Company’s warehouses.

The increase in airfreight revenue was due to a 114.3% increase in volume as a result of the acquisition of the ULHK Entities as well as from signing up new customers and increased shipping volumes for our existing customers, which alone increased revenues by approximately 123.2%, compared to the three-month period ended November 30, 2022, offset by an approximately 21.5% decline in pricing, which alone had the effect of decreasing air freight revenues by approximately 23.2%, over the comparable period of 2022.

Excluding airfreight revenues of $11.1 million (net of intercompany eliminations) attributable to the operations of the ULHK Entities, air freight revenue was $25.2 million for the three months ended November 30, 2023, an increase of $3.6 million, or 16.6%, compared to the three months ended November 30, 2022. Such increase was due to increases of approximately 10.3% in volume, which accounted for 64.1% of the increase in air freight revenue quarter over quarter, and 5.8% in pricing, contributing an additional 35.9% increase to the air freight revenue increase, period over period. In each case, increases in airfreight revenues were related to signing up new customers and increased shipping volumes for existing customers.

Management is expecting both the air and the ocean freight business to steadily improve in terms of volumes and to remain stable in terms of pricing during the remainder of fiscal 2024 based on the customer volume projections and secured customer commitments that we have received to date. The Company also expects revenues from the ULHK Entities acquired on February 21, 2023, to have a positive impact on revenues for the interim periods and the full fiscal year ending May 31, 2024.

Costs and Operating Expenses

For the three months ended November 30, 2023 and 2022, Unique Logistics’ costs and operating expenses were as follows:

	For the Three Months ended November 30, 2023 (As reported)	For the Three Months ended November 30, 2022	$ change	% change
Costs and operating expenses:
Airfreight services	$34,405,651	$19,950,949	$14,454,702	72.5%
Ocean freight and ocean services	13,145,339	41,145,915	(28,000,576)	(68.1)%
Contract logistics	212,645	318,089	(105,444)	(33.1)%
Customs brokerage and other services	7,167,890	16,731,183	(9,563,293)	(57.2)%
Salaries and related costs	5,746,888	3,675,597	2,071,291	56.4%
Professional fees	824,569	411,421	413,148	100.4%
Rent and occupancy	1,109,425	613,572	495,853	80.1%
Selling and promotion	563,717	461,578	102,139	22.1%
Depreciation and amortization	750,943	201,966	548,977	271.8%
Foreign exchange transactions, net	(99,881)	-	(99,881)	(100.0)%
Other expense	(634)	336,814	(337,448)	(100.0)%
Total costs and operating expenses	$63,826,551	$83,847,084	(20,020,533)	(23.9)%

For the three months ended November 30, 2023 and 2022, the Company’s costs and operating expenses, excluding the operations of the ULHK Entities, were as follows:

	For the Three Months ended November 30, 2023 (Legacy only)	For the Three Months ended November 30, 2022	$ change	% change
Costs and operating expenses:
Airfreight services	$24,238,016	$19,950,949	$4,287,067	21.5%
Ocean freight and ocean services	13,565,931	41,145,915	(27,579,984)	(67.0)%
Contract logistics	200,304	318,089	(117,785)	(37.0)%
Customs brokerage and other services	6,304,419	16,731,183	(10,426,764)	(62.3)%
Salaries and related costs	3,557,150	3,675,597	(118,447)	(3.2)%
Professional fees	761,889	411,421	350,468	85.2%
Rent and occupancy	830,058	613,572	216,486	35.3%
Selling and promotion	504,525	461,578	42,947	9.3%
Depreciation and amortization	465,276	201,966	263,310	130.4%
Other expense	7,416	336,814	(329,398)	(97.8)%
Total costs and operating expenses	$50,434,984	$83,847,084	(33,412,100)	(39.8)%

The $23.2 million decrease in cost of sales correlates with decreases in product revenue for the period. Most of this decrease came from the reduction in ocean freight cost of sales offset by the additional costs of sales associated with the increased airfreight revenue. The overall reduction in costs was partially offset by increases in other operating and administrative expenses, which in total increased by approximately $3.2 million during the three months ended November 30, 2023, compared to the three months ended November 30, 2022, primarily due to salaries and related costs for the employees of our new subsidiaries acquired in the ULHK Entities Acquisition, which accounted for $2.2 million of the increase; the balance of this increase resulted from partial increases in professional fees, rents and amortization of newly acquired intangible assets, as discussed below. The Company doesn’t expect significant increases in salaries and benefits going forward and is considering actions to implement in order to curtail these costs in future periods. Professional fees increased by 100.4% during the three months ended November 30, 2023 compared to the three months ended November 30, 2022, primarily due to additional legal fees incurred in connection with the pending merger transaction pursuant to the Agreement and Plan of Merger, dated as of December 18, 2022, by and among Edify Acquisition Corp., Edify Merger Sub, Inc., and the Company. Selling and promotion expenses increased by 22.1% period-over-period due to higher sales commission as a result of the increase of airfreight sales. Approximately half of the 80.1% increase in rent and occupancy expenses was due to an increase in the rental rates of our warehouse facility in Los Angeles and the other half of which related to leases of the ULHK Entities. The Company doesn’t expect significant increases in rent and occupancy expenses going forward. The 271.8% increase in depreciation and amortization was the result of recognition of approximately $6.5 million of identifiable intangible assets such as customer relations and non-complete agreements as part of the ULHK Entities Acquisition. These intangible assets are now being amortized over the useful life of the assets contributing to approximately half of the increase, with the other half being contributed by depreciation expense recorded by the ULHK entities acquired on February 21, 2023 and now being consolidated subsidiaries.

Excluding costs (net of intercompany eliminations) attributable to the operations of the ULHK Entities, costs of sales decreased $33.4 million. This decrease was a result of the 67% reduction in ocean freight cost and the 62.3% decrease in costs for customs brokerage and other services, consistent with the decreases in revenues from these product lines, offset by the 21.5% increase in costs of sales associated with the increased airfreight revenue. This reduction in the cost of sales was partially offset by increases in other operating and administrative expenses, which increased by an aggregate of $0.4 million, during the three months ended November 30, 2023 compared to the three months ended November 30, 2022 Professional fees increased by 85.2% during the three months ended November 30, 2023 compared to the three months ended November 30, 2022, primarily due to additional legal fees incurred in connection with the contemplated merger. Rent and occupancy expenses increased by 35.3%, period-over-period due to an approximately 75% increase in the rental rates under the renewed lease for our warehouse facility in Los Angeles. The Company doesn’t expect significant increases in rent and occupancy expenses going forward. The 130.4% increase in depreciation and amortization was the result of recognition of approximately $6.5 million of identifiable intangible assets such as customer relations and non-complete agreements as part of the ULHK Entities Acquisition.

Gross Margins

Gross margin as a percentage of revenue decreased from 12.0% for three months ended November 30, 2022 to 11.3%, or to 10.7% excluding the operations of the ULHK Entities, during the three months ended November 30, 2023, reflecting the lower rates we charged during the three months ended November 30, 2023, as a result of very competitive market pricing. Gross margin is an important measurement of the logistics company efficiency and profitability. The Company is focused on this and other measures when making strategic decisions and investments.

Other Income (Expenses)

During the quarter ended November 30, 2023, total other expenses were $1.2 million and consisted primarily of $1.0 million of interest paid on our operating line of credit with TBK Bank, SSB, term debt and related party debt.

During the quarter ended November 30, 2022, total other expenses of $0.8 million consisted primarily of interest expense of $1.0 million offset by an increase in the fair value of derivative liabilities of $0.1 million.

Results of Operations for the Six Months Ended November 30, 2023 and 2022

Revenue

For the six months ended November 30, 2023 and 2022, Unique Logistics’ revenue by product line was as follows:

	For the Six Months ended November 30, 2023 (As reported)	For the Six Months ended November 30, 2022	$ change	% change

Airfreight services	$55,429,760	$51,515,704	$3,914,056	7.6%
Ocean freight and ocean services	47,389,750	136,185,077	(88,795,327)	(65.2)%
Contract logistics	1,313,279	1,744,425	(431,146)	(24.7)%
Customs brokerage and other services	20,577,748	35,900,899	(15,323,151)	(42.7)%
Total revenues	$124,710,537	$225,346,105	(100,635,568)	(44.7)%

For the six months ended November 30, 2023 and 2022, Company’s revenue by product line, excluding the operations of the ULHK Entities acquired on February 21, 2023, were as follows:

	For the Six Months ended November 30, 2023 (Legacy only)	For the Six Months ended November 30, 2022	$ change	% change

Airfreight services	$38,398,409	$51,515,704	$(13,117,295)	(25.5)%
Ocean freight and ocean services	38,120,188	136,185,077	(98,064,889)	(72.0)%
Contract logistics	1,313,279	1,744,425	(431,146)	(24.7)%
Customs brokerage and other services	16,009,368	35,900,899	(19,891,531)	(55.4)%
Total revenues	$93,841,244	$225,346,105	(131,504,861)	(58.4)%

The 44.7% decrease in total revenues for the six months ended November 30, 2023 compared to the six months ended November 30, 2022 was almost entirely due to decreases of 65.2% in ocean freight revenue and 42.7% in revenues from our contract logistics and customs brokerage product line, offset by a 7.6% increase in air freight revenue. Excluding revenues of $30.9 million (net of intercompany eliminations) from the ULHK Entities, total revenue for the six months ended November 30, 2023 was $93.8 million, a decrease of $131.5 million, or 58.4%, compared to the six months ended November 30, 2022.

The decline in ocean freight revenue was primarily due to a pricing reduction of approximately 66.1% during the six months ended November 30, 2023, compared to the same period of the prior year, as a result of substantial excess available capacity among ocean carriers generally as the biggest customers have reduced their shipping orders in 2023.

Excluding ocean freight revenue of $9.3 million (net of intercompany eliminations) attributable to the operations of the ULHK Entities, ocean freight revenue was $38.1 million for the six months ended November 30, 2023, a decrease of $98.1 million, or 72.0%, compared to the six months ended November 30, 2022. Such decline was due to a volume reduction of approximately 31.2% and a pricing reduction of approximately 59.3% during the six months ended November 30, 2023, compared to the same period of the prior fiscal year, which were responsible for 34.5% and 65.5%, respectively, of the decline in legacy ocean freight revenue period-over-period. Such decreases in pricing and volume were due to decreases in demand for products typically imported or exported using ocean freight services, primarily as a result of cautious ordering by customers due to higher inventory on hand.

The decline in revenue from customs brokerage and other services of 42.7% was a direct result of the overall decrease in demand for ocean freight and services during the six months ended November 30, 2023 as compared with the same period of 2022.

While not a material contributor to the decrease in revenues generally, contract logistics revenue declined by 24.7 % during the six months ended November 30, 2023 compared with the same period of 2022, because of the overall decrease in demand for ocean freight and services, meaning less cargo being handled in the Company’s warehouses.

The increase in air freight revenue of 7.6% was due to a volume increase of approximately 89.2% over the comparable period of the prior year, which, absent the offsetting decrease in pricing, increased revenues by 193.6% compared to the six-month period ended November 30, 2022. The main reason for the increase in volume was the acquisition of the ULHK Entities. The volume increase was offset by an approximately 43.1% pricing reduction over the comparable period of the prior year.

Excluding airfreight revenues of $17.1 million (net of intercompany eliminations) attributable to the operations of the ULHK Entities, air freight revenue was $38.1 million for the three months ended November 30, 2023, a decrease of $13.1 million, or 25.5%, compared to the six months ended November 30, 2022. This decrease was mainly a result of a 29.7% decrease in pricing, as volume was approximately the same during the six months ended November 30, 2023 as it was during the comparable period of the prior year .

Costs and Operating Expenses

For the six months ended November 30, 2023 and 2022, Unique Logistics’ costs and operating expenses were as follows:

	For the Six Months ended November 30, 2023 (As reported)	For the Six Months ended November 30, 2022	$ change	% change
Costs and operating expenses:
Airfreight services	$52,298,084	$47,500,790	$4,797,294	10.1%
Ocean freight and ocean services	38,965,094	123,083,775	(84,118,681)	(68.3)%
Contract logistics	380,803	630,981	(250,178)	(39.6)%
Customs brokerage and other services	17,916,787	33,375,926	(15,459,139)	(46.3)%
Salaries and related costs	11,763,780	6,959,979	4,803,801	69.0%
Professional fees	1,632,462	1,174,725	457,737	39.0%
Rent and occupancy	2,205,990	1,142,682	1,063,308	93.1%
Selling and promotion	1,278,688	562,432	716,256	127.3%
Depreciation and amortization	1,450,343	402,640	1,047,703	260.2%
Foreign exchange transactions, net	(294,067)	-	(294,067)	(100.0)%
Other expense	665,531	669,761	(4,230)	(0.6)%
Total costs and operating expenses	$128,263,494	$215,503,691	(87,240,197)	(40.5)%

For the six months ended November 30, 2023 and 2022, the Unique Logistics’ costs and operating expenses, excluding the operations of the ULHK Entities, were as follows:

	For the Six Months ended November 30, 2023 (Legacy only)	For the Six Months ended November 30, 2022	$ change	% change
Costs and operating expenses:
Airfreight services	$37,186,440	$47,500,790	$(10,314,350)	(21.7)%
Ocean freight and ocean services	32,969,505	123,083,775	(90,114,270)	(73.2)%
Contract logistics	361,579	630,981	(269,402)	(42.7)%
Customs brokerage and other services	14,595,313	33,375,926	(18,780,613)	(56.3)%
Salaries and related costs	7,398,432	6,959,979	438,453	6.3%
Professional fees	1,522,868	1,174,725	348,143	29.6%
Rent and occupancy	1,670,166	1,142,682	527,484	46.2%
Selling and promotion	1,123,592	562,432	561,160	99.8%
Depreciation and amortization	929,582	402,640	526,942	130.9%
Other expense	590,748	669,761	(79,013)	(11.8)%
Total costs and operating expenses	$98,348,225	$215,503,691	(117,155,466)	(54.4)%

Total cost of freight and other operating expenses were $128.3 million for the six months ended November 30, 2023, $30.2 million of which was attributable to the operations of the ULHK Entities, compared to $215.5 million for the period ended November 30, 2022, a reduction of 40.3% (or 54.4% excluding the $30.2 million attributable to the operations of the ULHK Entities), primarily as a result of the reduction in ocean freight shipping volumes and ocean freight pricing offset by an increase in air freight volume and increases in operating costs, including as a result of expenses attributable to the ULHK Entities.

Total cost of freight and other operating expenses (net of intercompany eliminations) excluding expenses attributable to the operations of the ULHK Entities were $98.4 million for the six months ended November 30, 2023 compared to $215.5 million for the period ended November 30, 2022, a reduction of 54.4% primarily as a result of the reduction in all product costs offset by increases in other operating costs.

Other operating and administrative expenses were $18.7 million during the six months ended November 30, 2023, compared to $10.9 million during the six months ended November 30, 2022, an increase of $7.8 million, $5.1 million of which was due to the acquisition of the ULHK Entities and the remainder of which related to the Company’s legacy operations.

The $4.8 million increase in salaries and related costs was primarily due to the addition of $4.4 million of salaries and related costs for the employees of the ULHK Entities, with the remainder of the increase resulting from new hires and promotions.

Professional fees increased by $0.5 million primarily due to additional legal and accounting fees incurred in connection with the pending merger transaction with Edify Acquisition Corp.

Rent and occupancy expenses increased $1.1 million period-over-period, half of which was due to rental rate increases for to our warehouse facility and the other half of which related to leases of the ULHK Entities.

Selling and promotion expense increases related to recognition of sales commissions upon completion of performance obligations by the sales team and increase from the comparable period of the prior year relates mostly to timing of the expense recognition.

The $1.0 million increase in depreciation and amortization was the result of recognition of approximately $6.5 million of identifiable intangible assets such as customer relations and non-complete agreements as part of the ULHK Entities Acquisition, as well as additional depreciation from these consolidated entities during the six months ended November 30, 2023.

Gross Margin

The gross margin as a percentage of revenue increased from 9.2% for the six months ended November 30, 2022 to 12.1% for the six months ended November 30, 2023, as a result of the acquisition of the ULHK Entities; excluding the operations of the ULHK Entities, gross margin was flat, at 9.3% for the six months ended November 30, 2023. This increase in gross margins attributable to the operations of the ULHK Entities was primarily the result of the ability of these entities to maintain favorable pricing with the customers along with effective procurement strategies.

Other Income (Expenses)

For the six months ended November 30, 2023, other expenses were $2.6 million and consisted primarily of interest expense of $2.4 million from our operating line of credit with TBK Bank, SSB, term loan interest and interest on related party debt.

For the six months ended November 30, 2022, other expenses were $1.6 million and consisted primarily of interest expense of $2.3 million offset by a $0.7 million increase in the fair value of derivative liabilities.

Income Tax

The Company’s effective tax rate for the six months ended November 30, 2023 was lower in comparison to the six months ended November 30, 2022 due primarily by a change in the mixture of earnings between the U.S. and foreign jurisdictions, including a benefit on state income taxes, and partially offset by the Company’s recognition of interest expense related to an unrecognized tax position.

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

The following table summarizes the Company’s total current assets, liabilities and working capital at the dates indicated:

	November 30, 2023	May 31, 2023	Change	% change
Current Assets	$52,255,887	$60,326,985	$(8,071,098)	(13.4)%
Current Liabilities	45,931,996	52,448,603	(6,516,607)	(12.4)%
Working Capital	$6,323,891	$7,878,382	$(1,554,491)	(19.7)%

The Company’s working capital was $6.3 million and $7.9 million, respectively, as of November 30 and May 31, 2023. The Company maintains its operating line of credit with TBK Bank, SSB (the “TBK Facility”), and on July 25, 2023 the Company entered into an agreement with TBK Bank to renew the TBK Facility with a credit limit of up to $25.0 million. The funds available under the current TBK Facility provide the Company with the cash required to support its ongoing operations.

While the Company continues to execute its strategic plan and grow its customer base, management is focused on managing cash and monitoring the Company’s liquidity position. Many aspects of the liquidity projections involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful, which could have a material adverse effect on our operating results, financial condition, and liquidity. Based on our evaluation of the Company’s projected cash flows and business performance as of and subsequent to November 30, 2023, management has concluded that the Company’s current cash and cash availability under the TBK Facility would be sufficient to fund its planned operations for at least one year from the date that the consolidated financial statements were issued.

Cash generated and used by the Company during the six-month periods ended November 30, 2023 and 2022 was as follows:

	For the Six Months ended November 30, 2023	For the Six Months Ended November 30, 2022	Change
Net cash (used in) provided by operating activities	$(7,521,184)	$17,858,378	$(25,379,562)
Net cash used in investing activities	47,798	(83,934)	131,732
Net cash provided (used in) by financing activities	7,120,482	(17,952,792)	25,073,274
Effect of exchange rate changes on cash	(243,237)	-	(243,237)
Net (decrease) in cash and cash equivalent	$(596,141)	$(178,348)	$(417,793)

Operating activities used cash of $7.5 million during the six months ended November 30, 2023 compared to net cash provided by operations of $17.9 million for the six months ended November 30, 2022. The primary reason for the cash used during the 2023 period were payments of accrued liabilities, accrued freight and accounts payable of approximately $10.5 million offset by collections on accounts receivable and contract assets of $4.1 million. The primary reason for cash provided for the six months ended November 30, 2022, was collections on accounts receivables offset by a reduction in accounts payable and accrued freight.

Investing activities provided cash of approximately $0.1 million during the six months ended November 30, 2023 compared to cash used of $0.1 million during the six months ended November 30, 2022, due to receipt of dividends from the equity method investments.

Financing activities provided cash of $7.1 million during the six months ended November 30, 2023, primarily as a result of borrowing on the TBK line of credit and net borrowing on the term debt to partially repay seller notes assumed during the acquisition of ULHK Entities on February 21, 2023. Cash used by financing activities during the six months ended November 30, 2022, was primarily for repayment of $17.4 million on the TBK line of credit.

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

Adjusted EBITDA

We define adjusted EBITDA to be earnings before interest, taxes, depreciation and amortization, transaction gains and losses, other income, merger and acquisition costs, impairment charges and certain other non-recurring items.

Adjusted EBITDA is not a measurement of financial performance under GAAP and may not be comparable to other similarly titled measures of other companies. We present adjusted EBITDA because we believe that adjusted EBITDA is a useful supplement to net income as an indicator of operating performance and represents income that is within management’s control. We use adjusted EBITDA as a financial metric to measure the financial performance of the business because management believes that it provides additional information with respect to the performance of our fundamental business activities. For this reason, we believe that adjusted EBITDA will also be useful to others, including our stockholders, as a valuable financial metric.

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

Following is the reconciliation of our consolidated net income to adjusted EBITDA for the three and six months ended November 30, 2023 and 2022:

	For the Three Months Ended November 30, 2023	For the Three Months ended November 30, 2022
Net (loss) income	$(2,870,683)	$3,271,697

Add Back:
Income tax expense (benefit)	(24,800)	871,860
Depreciation and amortization	750,943	201,966
Foreign exchange transactions, net	(294,067)	-
Change in fair value of derivative liability	160,075	(125,708)
Interest expense	1,026,165	972,300

Adjusted EBITDA	$(1,252,367)	$5,192,115

	For the Six Months Ended November 30, 2023	For the Six Months Ended November 30, 2022
Net (loss) income	$(5,181,811)	$6,593,038

Add Back:
Income tax expense (benefit)	(518,631)	1,664,047
Depreciation and amortization	1,450,343	402,640
Foreign exchange transactions, net	(294,067)	-
Change in fair value of derivative liability	181,863	(744,656)
Interest expense	2,416,373	2,329,985

Adjusted EBITDA	$(1,945,930)	$10,245,054

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

As of November 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon the evaluation described above, that as of November 30, 2023, our disclosure controls and procedures were not effective and require remediation in order to be effective at the reasonable assurance level.

In addition, our auditors identified material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the audit of the fiscal year ended May 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design and maintain an effective control environment commensurate with our financial reporting requirements, including (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience and (b) we have not completed a full risk assessment of our internal control over financial reporting at the activity level, including process documentation and testing. In the course of preparing the financial statements for the year ended May 31, 2023, we identified separate material weaknesses in internal control over financial reporting, which relates to the ineffective design and implementation of information technology general controls (“ITGC”) combined with the lack of properly designed management review controls to compensate for these deficiencies. The Company’s ITGC deficiencies included improperly designed controls pertaining to user access rights and segregation of duties over systems that are critical to the Company’s system of financial reporting. Management’s general assessment of the above processes in light of the company’s size, maturity and complexity, as to the design and effectiveness of the internal control over financial reporting, is that the key controls and procedures in each of these processes provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2023, the Company actively addressed and commenced to remediate a number of previously identified material weaknesses in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We improved our accounting processes and documentation, introduced new accounting policies and procedures, and provided training to our accounting personnel. The Company has not completed a full risk assessment of its internal control over financial reporting at the activity level, including process documentation and testing and because we have not completed a full risk assessment of the internal control over financial reporting at the activity level, including extensive process documentation and testing, we are not able to conclude that our internal control over financial reporting is operating effectively and efficiently at this time. The Company’s principal executive officer, principal financial officer, and board of directors are fully committed to achieving full compliance by the end of the fiscal year ending May 31, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER REPURCHAES OF EQUITY SECURITIES.

There were no unregistered sales of the Company’s equity securities during the quarter ended November 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Amendment to Promissory Note, dated as of September 8, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.1	9/20/2023
10.2	Waiver and Amendment No. 1 to Financing Agreement, dated as of September 13, 2023 by and among Unique Logistics International, Inc., CB Agent Services LLC, Alter Domus (US) LLC, and Alter Domus	8-K	10.2	9/20/2023
10.3	Acknowledgement and Waiver Agreement, dated as of September 18, 2023, by and among Edify Acquisition Corp., Edify Merger Sub, Inc., and Unique Logistics International, Inc.	8-K	10.3	9/20/2023
10.4	Amendment to the Amended and Restated Letter Agreement, dated as of September 18, 2023, by and among Edify Acquisition Corp., Colbeck Edify Holdings, LLC, and Unique Logistics International, Inc.	8-K	10.4	9/20/2023
10.5	Promissory Note, dated as of October 3, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.1	10/10/2023
10.6	Promissory Note, dated as of October 9, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.2	10/10/2023
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.				X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.				X
32.1	Section 1350 Certification of Chief Executive Officer.				X
32.2	Section 1350 Certification of Chief Financial Officer.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer (Principal Executive Officer)

February 9, 2024

By:	/s/ Eli Kay
Eli Kay
Chief Financial Officer (Principal Financial Officer)

February 9, 2024

