Form 10-Q
period 2024-02-29
Unique Logistics International, Inc.
filed 2024-05-02
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

or

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

As of May 2, 2024, there were 799,141,770 shares of the registrant’s common stock outstanding.

UNIQUE LOGISTICS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2024

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		F-1

ITEM 1.	Financial Statements	F-1

	Condensed Consolidated Balance Sheets as of February 29, 2024 (unaudited) and May 31, 2023	F-1

	Condensed Consolidated Statements of Operations for the Three and Nine Months ended February 29, 2024 and February 28, 2023 (unaudited)	F-2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months ended February 29, 2024 and February 28, 2023 (unaudited)	F-4

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended February 29, 2024 and February 28, 2023 (unaudited)	F-5

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4.	Controls and Procedures	13

PART II. OTHER INFORMATION		14

ITEM 1.	Legal Proceedings	14

ITEM 1A.	Risk Factors	14

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

ITEM 3.	Defaults Upon Senior Securities	14

ITEM 4.	Mine Safety Disclosures	14

ITEM 5.	Other Information	14

ITEM 6.	Exhibits	15

SIGNATURES		16

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2024	May 31, 2023
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$6,743,144	$6,744,238
Accounts receivable, net	42,059,013	41,402,435
Contract assets	3,047,570	2,886,779
Other current assets and prepaids	5,374,732	9,293,533
Total current assets	57,224,459	60,326,985

Property and equipment, net	822,230	609,785

Other noncurrent assets:
Goodwill	20,516,018	20,516,018
Intangible assets, net	11,571,589	12,865,093
Equity-method investments	3,449,163	3,381,683
Operating lease right-of-use assets, net	9,395,501	10,269,516
Deferred tax asset, net	1,978,178	-
Deferred offering cost	-	2,419,976
Other noncurrent assets	670,707	1,133,674
Total other noncurrent assets	47,581,156	50,585,960
Total assets	$105,627,845	$111,522,730

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$27,712,571	$25,132,388
Accrued expenses and current liabilities	6,372,823	8,594,947
Accrued freight	2,225,313	3,489,957
Revolving credit facility	11,852,663	8,050,227
Current portion of notes payable	971,081	-
Current portion of notes payable to related parties	150,655	4,801,310
Current portion of operating lease liability	2,676,904	2,379,774
Total current liabilities	51,962,010	52,448,603

Noncurrent liabilities
Notes payable	11,028,919	4,000,000
Notes payable to related parties, net of current portion	10,100,000	8,750,000
Operating lease liability, net of current portion	7,194,929	8,212,445
Derivative liabilities	7,439,695	11,558,261
Deferred tax liability, net	-	4,405,442
Other noncurrent liabilities	11,558,135	4,552,346
Total noncurrent liabilities	47,321,678	41,478,494

Total liabilities	99,283,688	93,927,097

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Preferred Stock, $.001 par value: 5,000,000 shares authorized

Series A Convertible Preferred stock, $0.001 par value; 120,065 issued and outstanding as of February 29, 2024 and May 31, 2023, respectively. Liquidation preference $120 on February 29, 2024	120	120
Series B Convertible Preferred stock, $0.001 par value; 820,800 issued and outstanding as of February 29, 2024 and May 31, 2023, respectively. Liquidation preference of $821 on February 29, 2024	821	821
Series C Convertible Preferred stock, $0.001 par value; 195, issued and outstanding as of February 29, 2024 and May 31, 2023, respectively. Liquidation preference $7.6 million on February 29, 2024	-	-
Series D Convertible Preferred stock, $0.001 par value; 180 issued and outstanding as of February 29, 2024 and May 31, 2023, respectively. Liquidation preference $7.1 million on February 29, 2024	-	-

Common stock, $0.001 par value; 800,000,000 shares authorized; 799,141,770 shares issued and outstanding as of February 29, 2024 and May 31, 2023, respectively.	799,142	799,142
Additional paid-in capital	180,220	180,220
Accumulated other comprehensive income	(218,547)	3,258
Retained earnings	1,976,325	13,066,109
Total Stockholders’ Equity attributable to common shareholder	2,738,081	14,049,670
Equity attributable to noncontrolling interests	3,606,076	3,545,963
Total Stockholders’ Equity	6,344,157	17,595,633
Total Liabilities and Stockholders’ Equity	$105,627,845	$111,522,730

See notes accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	For the Three Months Ended February 29, 2024	For the Three Months Ended February 28, 2023	For the Nine Months Ended February 29, 2024	For the Nine Months Ended February 28, 2023
Revenues:
Airfreight services	$31,672,402	$13,206,112	$87,102,162	$64,721,816
Ocean freight and ocean services	27,543,642	23,106,949	74,933,392	159,292,026
Contract logistics	579,675	755,034	1,892,954	2,499,459
Customs brokerage and other services	8,034,666	12,559,407	28,612,414	48,460,306
Total revenues	67,830,385	49,627,502	192,540,922	274,973,607

Equity method earnings	224,854	-	675,606	-

Costs and operating expenses:
Airfreight services	29,076,358	11,964,314	81,374,442	59,465,104
Ocean freight and ocean services	23,999,410	19,722,259	62,964,504	142,806,034
Contract logistics	126,523	215,245	507,326	846,226
Customs brokerage and other services	6,346,786	11,397,398	24,263,573	44,773,324
Salaries and related costs	5,529,773	3,076,221	17,293,553	10,036,200
Professional fees	666,850	39,082	2,299,312	1,213,807
Rent and occupancy	1,176,612	883,681	3,382,602	2,026,363
Selling and promotion	609,751	1,471,236	1,888,439	2,033,668
Depreciation and amortization	752,750	203,390	2,203,093	606,030
Foreign exchange transactions, net	26,858	-	(267,209)	-
Other	282,871	323,747	948,402	993,508
Total costs and operating expenses	68,594,542	49,296,573	196,858,037	264,800,264

(Loss) income from operations	(539,303)	330,929	(3,641,509)	10,173,343

Other (expenses) income
Interest expense	(1,407,449)	(546,791)	(3,823,822)	(2,876,776)
Change in fair value of derivative liabilities	4,300,429	64,955	4,118,566	809,611
SPAC merger termination cost	(10,415,816)	-	(10,415,816)	-
Uplist termination cost	(3,054,514)	-	(3,054,514)	-
Total other (expenses) income	(10,577,350)	(481,836)	(13,175,586)	(2,067,165)

Net (loss) income before income taxes	(11,116,653)	(150,907)	(16,817,095)	8,106,178

Income tax (benefit) expense	(5,268,793)	(814,080)	(5,787,424)	849,967

Net (loss) income	(5,847,860)	663,173	(11,029,671)	7,256,211

Noncontrolling interest	(114,538)	-	(60,113)	-

Net (loss) income attributable to for common shareholders	$(5,962,398)	$663,173	$(11,089,784)	$7,256,211

Net (loss) income available for common shareholders per common share
– basic	$(0.01)	$-	$(0.01)	$0.01
– diluted	$(0.01)	$-	$(0.01)	$-

Weighted average common shares outstanding
– basic	799,141,770	799,141,770	799,141,770	780,768,778
– diluted	799,141,770	9,677,967,424	799,141,770	9,659,594,432

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	February 29, 2024	February 28, 2023
Net (loss) income	$(5,847,860)	$663,173
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	21,432	-
OCI tax effect	-	-
Total comprehensive (loss) income	(5,826,428)	663,173
Net loss attributable to noncontrolling interest	114,538	-
Comprehensive (loss) income attributable to common shareholder	$(5,940,966)	$663,173

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 28, 2023	February 28, 2023
Net (loss) income	$(11,029,671)	$7,256,211
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(236,674)	-
OCI tax effect	14,869	-
Total comprehensive (loss) income	(11,251,476)	7,256,211
Net loss attributable to noncontrolling interest	60,113	-
Comprehensive (loss) income attributable to common shareholder	$(11,311,589)	$7,256,211

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended February 29, 2024

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Retained	Total Stockholders’ equity attributable to common	Non- Controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	earning	stockholder	Interest	Equity

Balance, June 1, 2023	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$3,258	$13,066,109	$14,049,670	$3,545,963	$17,595,633

Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-	-	(166,750)	-	(166,750)	-	(166,750)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,230,651)	(2,230,651)	(80,477)	(2,311,128)

Balance, August 31, 2023	120,065	120	820,800	821	195	-	180	-	799,141,770	799,142	180,220	(163,493)	10,835,458	11,652,269	3,465,486	15,117,755
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-	-	(76,487)	-	(76,487)	-	(76,487)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,896,735)	(2,896,735)	26,052	(2,870,683)
Balance, November 30, 2023	120,065	120	820,800	821	195	-	180	-	799,141,770	$799,142	180,220	(239,979)	7,938,723	8,679,047	3,491,538	12,170,585
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-	-	21,432	-	21,432	-	21,432

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,962,398)	(5,962,398)	114,538	(5,847,860)
Balance, February 29, 2024	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$(218,547)	$1,976,325	$2,738,081	3,606,076	$6,344,157

For the Three and Nine Months Ended February 28, 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Retained	Total Stockholders’ equity attributable	Non- Controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	earning	to registrant	Interest(1)	Equity
Balance, May 31 2022	130,000	$130	820,800	$821	195	$-	187	$-	687,196,478	$687,197	$292,155	$4,851,541	$5,831,844	$-	$5,831,844

Conversion of Preferred A to Common Stock	(9,935)	(10)	-	-	-	-	-	-	67,963,732	67,964	(67,954)	-	-	-	-

Conversion of Preferred D to Common Stock	-	-	-	-	-	-	(7)	-	43,981,560	43,981	(43,981)	-	-	-	-

Net income	-	-	-	-	-	-	-	-	-	-	-	3,321,341	3,321,341	-	3,321,341

Balance, August 31, 2022	120,065	120	820,800	821	195	-	180	-	799,141,770	799,142	180,220	8,172,882	9,153,185	-	9,153,185

Net income	-	-	-	-	-	-	-	-	-	-	-	3,271,697	3,271,697	-	3,271,697

Balance, November 30, 2022	120,065	120	820,800	821	195	-	180	-	799,141,770	799,142	180,220	11,444,579	12,424,882	-	12,424,882

Recognition of non-controlling interest upon acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	3,558,757	3,558,757

Net income	-	-	-	-	-	-	-	-	-	-	-	663,173	663,173	-	663,173

Balance, February 28, 2023	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$12,107,752	$13,088,055	$3,558,757	$16,646,812

See notes accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended February 29, 2024	For the Nine Months Ended February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,029,671)	$7,256,211
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,203,093	606,030
Bad debt recovery	(1,203,978)	-
Amortization of right of use assets	2,144,717	1,269,299
Equity method earnings	(675,606)	-
Change in net deferred tax provision	(6,838,466)	(261,118)
Change in fair value of derivative liabilities	(4,118,566)	(809,611)
Accretion of consulting agreement	-	(282,666)
Uplist termination cost previously deferred	2,419,976	-
Changes in operating assets and liabilities:
Accounts receivable	547,400	58,562,998
Contract assets	(160,791)	27,111,019
Prepaid expenses and current assets	3,918,801	(2,716,596)
Other noncurrent assets	462,967	(1,533,533)
Accounts payable	3,035,028	(44,314,785)
Accrued expenses and other liabilities	4,783,665	(9,511,815)
Accrued freight	(1,264,644)	(1,183,709)
Contract liabilities	-	(109,844)
Operating lease liability	(1,991,088)	(1,049,118)
Net Cash (Used in) Provided by Operating Activities	(7,767,163)	33,032,762
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,122,034)	(94,900)
Dividends received from equity method investments	608,127	8,828,309
Net Cash (Used in) Provided by Investing Activities	(513,907)	8,733,409
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from notes payable	8,000,000	(303,833)
Repayments of debt due to related parties	(3,300,655)	(223,143)
Borrowing (repayments) line of credit, net	3,802,436	(28,258,922)
Net Cash Provided by (Used in) Financing Activities	8,501,781	(28,785,898)

Difference on the effect of exchange rate on cash and equivalents	(221,805)	-

Net change in cash and cash equivalents	(1,094)	12,980,273

Cash and cash equivalents - Beginning of period	6,744,238	1,422,393
Cash and cash equivalents - End of period	$6,743,144	$14,402,666
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the period for:
Income taxes	$1,013,900	$1,932,100
Interest	$3,088,765	$2,571,748
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease asset and liability additions	$1,270,702	$8,897,639
Non-cash consideration paid in business acquisition	$-	$25,250,000

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

The Company’s working capital was $5.3 million and $7.9 million as of February 29, 2024 and May 31, 2023, respectively. The Company maintains its operating line of credit with TBK Bank, SSB, and on July 20, 2023 the Company entered into an agreement with TBK Bank to renew the TBK line of credit with a credit limit of up to $25.0 million. The Company has experienced negative operating cash flows during the nine months ended February 29, 2024 due to adverse market conditions. The Company relied heavily on its cash collections, cash reserves, dividends received from the ULHK Entities, new loans, and the use of its operating line of credit. The funds available under the current TBK line of credit are sufficient to provide the Company with the cash required to support its ongoing operations until market conditions improve.

While the Company continues to execute its strategic plan and grow its customer base, management is focused on managing cash and monitoring liquidity position. Many of the aspects of the liquidity plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful, which could have a material adverse effect on our operating results, financial condition, and liquidity. Based on our evaluation of the Company’s projected cash flows and business performance as of and subsequent to February 29, 2024, management has concluded that the Company’s current cash and cash availability under the TBK Facility would be sufficient to fund its planned operations for at least one year from the date the consolidated financial statements were issued.

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

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received.

Significant Changes in Contract Asset and Contract Liability Balances for the nine months ended February 29, 2024:

	Contract Assets	Contract Liabilities
	Increase	(Increase)
	(Decrease)	Decrease
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligation satisfied	$-	$-
Cash Received in advance and not recognized as revenue	-	-
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(4,307,081)	-
Contract assets recognized	4,467,872	-
Net Change	$160,791	$-

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue from our clients by significant geographic area for the three and nine months ended February 29, 2024, and February 28, 2023, based on origin of shipment (imports) or destination of shipment (exports):

	For the Three Months Ended February 29, 2024	For the Three Months Ended February 28, 2023
China, Hong Kong & Taiwan	$16,597,938	$17,427,833
Southeast Asia	12,329,911	9,335,793
United States	17,455,213	8,022,489
India Sub-continent	11,868,317	8,602,665
Other	9,529,007	6,238,722
Total revenue	$67,830,385	$49,627,502

	For the Nine Months Ended	For the Nine Months Ended
	February 29, 2024	February 28, 2023
China, Hong Kong & Taiwan	$52,412,801	$123,977,602
Southeast Asia	34,667,956	72,449,913
United States	46,648,201	29,699,664
India Sub-continent	32,490,278	37,919,338
Other	26,321,685	10,927,090
Total revenue	$192,540,922	$274,973,607

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, other prepaid expenses and current assets, accounts payable and other current liabilities, promissory notes, all approximate fair value due to their short-term nature as of February 29, 2024, and May 31, 2023. The carrying amount of the long-term debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had Level 3 liabilities (See Derivative liabilities note) as of February 29, 2024, and May 31, 2023. There were no transfers between levels during the reporting period.

Accounts Receivable

Accounts receivable from revenue transactions are based on invoiced prices which the Company expects to collect. In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company generally does not require collateral to support customer receivables. Accounts receivable, as shown on the consolidated balance sheets, is net of allowances when applicable. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The maximum accounting loss from the credit risk associated with accounts receivable is the amount receivable recorded, net of allowance for doubtful accounts. As of February 29, 2024, and May 31, 2023 the Company recorded an allowance for doubtful accounts of approximately $0.5 million and $1.7 million, respectively and the bad debt expense was immaterial for each of the three and nine months ended February 29, 2024 and February 28, 2023. The reason for the reduction in an allowance for doubtful accounts from the prior period is a successful settlement and subsequent collection of $1.2 million on a specific customer reserved account.

Concentrations

As of February 29, 2024, three major customers represented approximately 13% of all accounts receivable and no single customer represented more than 10.0% of total accounts receivable. As of May 31, 2023, three major customers represented approximately 21.0% of all accounts receivable and no single customer represented more than 10.0% of total accounts receivable.

Revenue from three customers in the aggregate as a percentage of the Company’s total revenue was approximately 35.0% and 25.0%, respectively, for the three months and nine months ended February 29, 2024, and no single customer represented more than 10.0% of total revenue except for customer A who represented approximately 16.0% and 12.0% respectively. Revenue from these customers in the aggregate as a percentage of the Company’s total revenue was 18.0% and 20.0% for the three and nine months ended February 28, 2023, respectively, and no single customer represented more than 10.0% of total revenue.

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

Equity-method investments

Equity methods investments were acquired from Unique Logistics Holdings Limited, a Hong Kong corporation on February 21, 2023. These are less than 50% owned operating entities. Under the equity method, we record our share of the investee’s income and expenses in income from operation and any share of the earnings and loss would be recorded against investment reduced by cash dividends received. The following activity took place for the nine months ended February 29, 2024.

Equity method investment as of June 1, 2023	$3,381,683
Net income	675,606
Dividends paid	(608,126)
Equity method investment as of February 29, 2024	$3,449,163

Derivative Liability

	Level 1	Level 2	Level 3
Derivative liability as of June 1, 2023	$-	$-	$11,558,261
Additions	-	-	-
Change in fair value	-	-	(4,118,566)
Derivative liability as of February 29, 2024	$-	$-	$7,439,695

Convertible Preferred Stock

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

The underlying value of the anti-dilution provision is calculated from estimating the probability and value of the provision assuming a near term financing event. For the period ended February 29, 2024, based on the assumption of how antidilutive shares of Convertible Preferred Series A, C and D would be exchanged in the near future for common stock, and the fact that the antidilution provision of these shares is effective through December 31, 2024, the assumptions include probability of the financing event, estimated value of common stock at the exchange point and estimated time to financing event.

The key inputs into the model were as follows:

	February 29, 2024	May 31, 2023
Risk-free interest rate	4.5%	5.5%
Probability of financing event or capital raise	63.8%	90%
Estimated value of common stock	$60,971,000	$10.00 per share
Estimated time to financing event	2.00 years	0.42 years

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

	For the Three Months Ended
	February 29, 2024	February 28, 2023
Numerator:
Net (loss) income	$(5,847,860)	663,173
Effect of dilutive securities:		-
Diluted net income (loss)	$(5,847,860)	663,173

Denominator:
Weighted average common shares outstanding – basic	799,141,770	799,141,770

Dilutive securities*:	-
Series A Preferred	-	1,168,177,320
Series B Preferred	-	5,373,342,576
Series C Preferred	-	1,206,351,359
Series D Preferred	-	1,130,954,399

Weighted average common shares outstanding and assumed conversion – diluted	799,141,770	9,677,967,424

Basic net income (loss) per common share	$(0.01)	$0.00

Diluted net income (loss) per common share	$(0.01)	$0.00

	For the Nine Months Ended
	February 29, 2024	February 28, 2023
Numerator:
Net (loss) income	$(11,029,671)	$7,256,211
Effect of dilutive securities:

Diluted net income	$(11,029,671)	$7,256,211

Denominator:
Weighted average common shares outstanding – basic	799,141,770	780,768,778

Dilutive securities*:
Series A Preferred	-	1,168,177,320
Series B Preferred	-	5,373,342,576
Series C Preferred	-	1,206,351,359
Series D Preferred	-	1,130,954,399
	799,141,770
Weighted average common shares outstanding and assumed conversion – diluted	799,141,770	9,659,594,432

Basic net income per common share	$(0.01)	$0.01

Diluted net income per common share	$(0.01)	$0.00

*	Due to a net loss for the three and nine months ended February 29, 2024, only weighted average common shares are used in calculations. In case of net income for these periods, the Company’s dilution of all outstanding securities would be as follows:

February 29, 2024
Weighted average common shares outstanding – basic	799,141,770
Series A Preferred	1,168,177,320
Series B Preferred	5,373,342,576
Series C Preferred	1,206,351,359
Series D Preferred	1,130,954,399
Weighted average common shares outstanding and assumed conversion – diluted	9,677,967,424

Business Combination - Pro Forma Information (Unaudited)

The results of operations of eight entities which the Company acquired on February 21, 2023, have not been included in the Company’s results for the three months ended February 28, 2023 because for the period from February 21, 2023 through February 28, 2023, such amount was not deemed material. The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the nine and three months ended February 28, 2023 assuming the acquisitions had been completed as of June 1, 2022, first day of the period presented. The proforma adjustments include the elimination of intercompany revenue and expense transactions. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of these dates, or of future results.

	Three Months Ended February 28, 2023	Nine Months Ended February 28, 2023

Revenue, net	$77,956,880	$397,275,349
Net income attributable to registrant	2,177,952	14,671,414
Weighted average shares of common stock outstanding, basic (as previously reported)	799,141,770	780,768,778
Weighted average shares of common stock outstanding, diluted (as previously reported)
Net (loss) income per share, basic	$0.00	$0.02
Net (loss) income per share, diluted	$0,00	$0.00

2. SPAC MERGER TERMINATION

Merger Termination

As previously disclosed, on December 18, 2022, the Company entered into an Agreement and Plan of Merger by and among Edify Acquisition Corp., a Delaware corporation, Edify Merger Sub, Inc., a Nevada corporation (“Merger Sub”), and the Company, as amended and supplemented (the “Merger Agreement”). On March 1, 2024, the Company, Buyer and Merger Sub entered into a mutual termination agreement, pursuant to which they mutually agreed to terminate the Merger Agreement effective as of such date (Subsequent Event Note 9).

As a result of terminating the merger, besides the merger termination costs of approximately $10.4 million, the Company recognized an impairment charge for the previously deferred uplist costs in the amount of $3.1 million as reflected on the statement of operations for the period ended February 29, 2024, of which approximately $2.4 million was deferred as of December 31, 2023.

Amendment to the financing agreement and a waiver

As previously disclosed, on March 10, 2023, the Company entered into a financing agreement (the “Agreement”) as borrower with certain of its subsidiaries party thereto as guarantors (collectively, the “Borrowers”), the lenders party thereto (collectively, the “Lenders”), CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent and administrative agent (together with CB Agents, the “Agents”)(collectively, the “Parties”), for an initial senior secured term loan in a principal amount of $4,210,526 and a delayed draft term loan in an aggregate principal amount of up to $14,789,474.

Effective March 1, 2024, the Parties entered into a waiver and amendment no. 2 to financing agreement (the “Second Waiver”), (Subsequent Event Note 9) whereby the Agents and the Lenders agreed to waive (i) (a) that certain event of default that has occurred or may occur, due to the borrower’s’ noncompliance with Section 7.03(a) of the Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (the “FCCR Event of Default”), (b) that certain Event of Default that has occurred or may occur, due to the Loan Parties’ noncompliance with Section 7.03(b) of the Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (the “Liquidity Event of Default”) and (c) that certain Event of Default that has occurred or may occur, due to the Loan Parties’ noncompliance with Section 7.03(c) of the Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024” and, together with the FCCR Event of Default and the Liquidity Event of Default, the “Specified Events of Default”). Each of the Specified Events of Default constitute an Event of Default under Section 9.01(c) of the Agreement; and (ii) interest at the post-default rate with respect to the Specified Events of Default from the date such event occurred through the Second Waiver effective date.

In addition, pursuant to the Second Waiver, the borrowers agreed to (i) pay the administrative agent a non-refundable Waiver Fee in an aggregate amount equal to $3,000,000, which was deemed fully earned on the effective date; and (ii) issue the origination agent or its designee warrants, in form and substance satisfactory to the origination agent, entitling the holder thereof to purchase a number of shares of the Company’s common stock equal to the greater of (a) seven percent (7%) of enterprise value as calculated in a manner to be mutually agreed and acceptable to the origination agent and the Company on a fully diluted basis and (b) $7,000,000, on terms, conditions and in a form reasonably acceptable to origination agent, and having an exercise price of $0.01 per share.

The anti-dilution provisions applicable to the warrants shall at no time be less favorable to the holder thereof than those accorded by the parent to any other person on or after the effective date. The warrants shall be exercisable for a period of 7.5 years. This contract did not meet qualification requirements to be classified as equity because there is no explicit limit on the number of shares to be delivered in a share settlement. Accordingly, the warrants were classified as a liability as the issuer is obligated to settle the warrant by issuing a variable number of shares and the monetary value of the obligation based on a predetermined fixed amount, variation in something other than the issuers stock price, in this case the amount is the enterprise value of the Company at the time of the future financing event. As the warrants were not issued on the balance sheet date, these expected warrants were recorded as other long-term liability at initially estimated fair market value of $7,415,816.

For the period ended February 29, 2024, both amounts related to the nonrefundable waiver fee and the warrant, or $3.0 million and $7.4 million, respectively, were expensed as SPAC merger termination cost on the condensed consolidated statements of operations, since the terms of the agreements were agreed to as of February 28, 2024 and the documents were executed on March 1, 2024.

Due to the unique nature of these warrants, which the Company anticipates will have an effective date of March 1, 2024, a Monte Carlo simulation was necessary in order to properly perform the valuation. Monte Carlo simulation analysis is mathematically similar to that used in a Black-Scholes option pricing model. However, in a Monte Carlo simulation, a computer is used to generate random price movements, which are constrained by the expected volatility of the underlying security. Where each step in a binomial model contains two possible outcomes, each step in a Monte Carlo simulation contains an unlimited number of potential outcomes. For the fair value of the warrants to be issued, a simulation using a risk neutral drift factor, the risk-free rate, was used.

The key inputs into the model were as follows:

February 29, 2024
Risk-free interest rate	4.3%
Probability of financing event next 2 years	85.0%
Probability of financing event years 2 through 7.5	90.0%
Volatility:	100.0%

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following on February 29, 2024, and May 31, 2023:

	February 29, 2024	May 31, 2023

Accrued salaries and related expenses	$720,132	$1,938,111
Accrued sales and marketing expense	306,980	768,713
Accrued professional fees	2,878,114	2,574,542
Accrued income tax	-	1,531,789
Accrued Interest	739,951	-
Other accrued expenses and current liabilities	1,727,646	1,781,812
	$6,372,823	$8,594,947

4. FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consists of:

	February 29, 2024	May 31, 2023

Revolving Credit Facility	$11,852,663	$8,050,227
Term loans	12,000,000	4,000,000
	23,852,663	12,050,227
Less: Current portion	(12,823,744)	(8,050,227)
	$11,028,919	$4,000,000

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

Term Loans

On March 10, 2023, the Company entered into a financing agreement and related fee letter as a borrower with certain of its subsidiaries party thereto as guarantors, the lenders party thereto, CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent, and administrative agent (“the Lenders”). The Financing Agreement provides for an initial senior secured term loan in a principal amount of $4,210,526 which was received on March 13, 2023 and a delayed draft term loan in an aggregate principal amount of up to $14,789,474. On June 30, 2023, the Company borrowed on the delayed draft term loan amount of $5,263,158. Each term loan under the financing agreement shall be, at the option of the Company, either a base rate loan or a SOFR Loan. Interest on each term loan shall be payable monthly in arrears, on the first business day of each month. The outstanding principal amounts for all loans are subject to mandatory quarterly amortization at various rates, payable quarterly, throughout the life of the loan. These loans mature on March 10, 2026.

As discussed in more details in Subsequent Events Note 8, effective March 1, 2024, the Company and the Lenders entered into a waiver and amendment no. 2 to financing agreement (the “Second Waiver”), whereby the Lenders agreed to waive a certain event of default that has occurred or may occur, due to noncompliance with Section 7.03(a) of the agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024. In addition, pursuant to the Second Waiver, the Borrowers agreed to pay the administrative agent as part of the SPAC termination costs a non-refundable waiver fee in an aggregate amount equal to $3,000,000, which was deemed fully earned on the effective date with interest on this portion of the loan accrued through maturity with no interest or principal payments until maturity March 10, 2026. This instrument was classified as a liability that existed on the balance sheet date and recognized at fair value and reported as an additional term loan. (See Note 2).

As of February 29, 2024, the outstanding principal amount for the above loans combined was $12,000,000.

Debt Covenant

The Company is subject to certain financial covenants. As of February 29, 2024, the Company was in compliance with the financial covenants except for the following:

An event of default has occurred with the loan and security agreement with TBK Bank as a result of the Company failing to maintain, as of the last day of the fiscal quarter ended February 29, 2024, a fixed charge coverage ratio at a specified rate. On April 30, 2024, the Company entered into a waiver and amendment to the loan and security agreement with TBK Bank where the bank agreed to waive this default and to make certain modifications to the loan agreement.

5. RELATED PARTY TRANSACTIONS

The Company has the following debt due to related parties:

	February 29, 2024	May 31, 2023

Due to FTS (1)	$650,655	$801,310
Due to ULHK(2)	9,600,000	12,750,000
	10,250,655	13,551,310
Less: current portion	(150,655)	(4,801,310)
	$10,100,000	$8,750,000

(1)	Two Notes due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s CEO:

The Promissory Note dated March 30, 2021 in the principal amount $903,927 bears no interest provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to six percent (6%) per annum. The principal amount is due and payable in six payments of $150,655. The first payment was due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment. The balance of this Promissory Note due within the next 12 months is $150,655 as of February 29, 2024.

Promissory Note dated February 21, 2023, in connection with the acquisitions completed in the principal amount of $500,000 for the remaining 35% share capital of Unique Logistics International (India) Private Ltd. acquired by the Company from FTS maturing February 21, 2025, and bearing no interest.

(2)	Due to ULHK, the entity with over 10% investment in the Company.

On February 21, 2023, the Company completed the acquisition of eight ULHK operating subsidiaries, in a combination of cash and promissory notes issued to the Seller. As of February 29, 2024, some of these notes were paid off or had been refinanced.

Transactions listed below are between the Company and ULHK and its operating subsidiaries. These are considered related party transactions due to ULHK being an entity with over 10% investment in the Company.

Accounts Receivable and Payable

Transactions with related parties account for $0.2 million and $3.1 million, respectively, of accounts receivable and accounts payable as of February 29, 2024, compared to $3.5 million and $2.9 million, respectively, of accounts receivable and accounts payable as of May 31, 2023.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three months ended February 29, 2024, and February 28, 2023, these transactions represented approximately $0.2 million and $6.4 million, respectively. For the nine months ended February 29, 2024, and February 2, 2023, these transactions represented $0.8 million and $5.5 million, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the three months ended February 29, 2024, and February 28, 2023 these transactions represented approximately $2.4 million and $4.5 million, respectively. For the nine months ended February 29, 2024, and February 28, 2023, these transactions represented $4.9 million and $32.5 million, respectively.

6. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 800,000,000 shares of stock, a par value of $0.001 per share.

During the nine months ended February 29, 2024, there were no common stock issuances and no conversions of Preferred Shares.

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

If and whenever on or after the date on which the holder received shares of Series A Preferred stock (the “Issuance Date”) and through December 31, 2024, the anti-dilution termination date, the Company issues or sells, or in accordance with the terms herein is deemed to have issued or sold, any shares of common stock or equivalents, the number of conversion shares issuable upon conversion will be adjusted to entitle the holder to acquire such number of shares of common stock necessary to maintain the holders fully-diluted ownership percentage at the time of the Issuance Date.

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

During the nine months ended February 29, 2024, there were no conversions of Series A Preferred stock.

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

In order to maintain the conversion ratio, the fully diluted basis may be calculated as of the conversion date and after an anti-dilution termination event the conversion ratio will be set to the fully diluted basis as of the moment after the anti-dilution termination event without any further adjustments for any subsequent issuance of common stock or equivalents, by the Corporation after the anti-dilution termination event. An anti-dilution termination event is the earlier of (i) December 31, 2024, or (ii) the closing of the qualified financing or SPAC merger.

The holders of the Series C and D Preferred stock may be entitled to receive, upon liquidation, dissolution or winding up of the Company, the amount of cash, securities, or other property to which such holder would be entitled to receive with respect to such shares of Series C and D Preferred stock if such shares had been converted to common stock immediately prior to such liquidation.

During the nine months ended February 29, 2024, there were no conversions of Series D Preferred stock.

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

The components of lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	February 29, 2024	February 28, 2023
Operating lease cost – Right of Use Asset Amortization	$734,957	531,728
Interest on lease liabilities	209,561	202,885
Total net lease cost	$944,518	734,613

	For the Nine Months Ended	For the Nine Months Ended
	February 29, 2024	February 28, 2023
Operating lease cost – Right of Use Asset Amortization	$2,144,717	1,269,299
Interest on lease liabilities	650,419	363,398
Total net lease cost	$2,795,136	1,632,697

Supplemental balance sheet information related to leases was as follows:

	February 29, 2024	May 31, 2023

Operating leases:
Operating lease ROU assets – net	$9,395,501	$10,269,516

Current operating lease liabilities, included in current liabilities	2,676,904	2,379,774
Noncurrent operating lease liabilities, included in long-term liabilities	7,194,929	8,212,445
Total operating lease liabilities	$9,871,833	$10,592,219

Supplemental cash flow and other information related to leases was as follows:

	For the Three Months Ended	For the Three Months Ended
	February 29, 2024	February 28, 2023

ROU assets obtained in exchange for lease liabilities:
Operating leases	$21,371	$-
Weighted average remaining lease term (in years):
Operating leases	3.68	4.60
Weighted average discount rate:
Operating leases	9.01%	8.57%

	For	For
	Nine Months Ended	Nine Months Ended
	February 29, 2024	February 28, 2023

ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,270,702	$8,897,639
Weighted average remaining lease term (in years):
Operating leases	3.68	4.60
Weighted average discount rate:
Operating leases	8.96%	8.57%

Future minimum lease payments under noncancelable operating leases are as follows:

February 29, 2024
2024 (remaining)	$3,397,531
2025	2,875,024
2026	2,753,892
2027	2,194,694
2028	238,279
Total lease payments	11,459,420
Less: imputed interest	(1,587,587)
Total lease obligations	$9,871,833

8. INCOME TAX PROVISION

The expense (benefit) for income taxes consists of:

	For the Three Months Ended February 29, 2024	For the Three Months Ended February 28, 2023
Current:
Federal	$(676,503)	$(134,755)
State	(286,900)	(542,436)
Foreign	897,801	10,299
	(65,602)	(666,892)
Deferred:
Federal	(4,525,137)	(135,654)
State	(156,917)	(11,534)
Foreign	(521,138)
	(5,203,191)	(147,188)
Total tax expense (benefit)	$(5,268,793)	$(814,080)

	For the Nine Months Ended February 29, 2024	For the Nine Months Ended February 28, 2023
Current:
Federal	$(784,480)	$1,194,842
State	107,978	(138,956)
Foreign	1,727,544	10,299
	1,051,042	1,066,185
Deferred:
Federal	(5,675,695)	(188,613)
State	(413,042)	(27,605)
Foreign	(749,730)	-
	(6,838,466)	(216,218)
Total tax expense (benefit)	$(5,787,424)	$849,967

The Company recorded a provision for income tax benefit of $5.3 million, reflecting an effective tax rate of 48.3%, and $0.8 million of income tax benefit, reflecting an effective tax rate of 539.82%, for the three months ended February 29, 2024, and February 28, 2023, respectively. For the three-months ended February 29, 2024, our effective tax rate differed from the U.S. federal statutory rate primarily due to the section 245A Deduction on distributions from foreign subsidiaries and equity investments. For the three-months ended February 28, 2023, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of the foreign derived intangible income deduction.

The Company recorded a provision for income taxes benefit of $5.8 million, reflecting an effective tax rate of 35.3%, and $0.8 million of income tax expense, reflecting an effective tax rate of 10.49%, for the nine months ended February 29, 2024, and February 28, 2023, respectively. For the nine-months ended February 29, 2024, our effective tax rate differed from the U.S. federal statutory rate primarily due to the section 245A Deduction on distributions from foreign subsidiaries and equity investments. For the nine-months ended February 28, 2023, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of the foreign derived intangible income deduction.

Other noncurrent liabilities include liabilities for uncertain tax provision (UTP) as follows:

	For the Nine Months Ended February 29, 2024	For the Nine Months Ended February 28, 2023
Total UTP balance on June 1	$2,582,341	$-
Additions based on tax provisions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Reductions due to lapse of applicable statute of limitations	-	-

Total UTP balance on February 29, 2024	$2,582,341	$-

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest and penalties related to the unrecognized tax positions are required to be calculated and would be classified as “tax expense” in the statement of operations. Interest expense in the amount of $0.3 million has been recorded related to the unrecognized tax positions for the period ended February 29, 2024 and none for the period ended February 28, 2023. These reserves would impact income tax expense if released into income. The Company does not expect a change to its unrealized tax positions in the next twelve months.

The Taxing jurisdiction that is significant to Company is the U.S. open tax years related to this taxing jurisdiction remains subject to examination and could result in additional tax liabilities. The Company is no longer subject to income tax examinations for years before fiscal year 2019.

9. SUBSEQUENT EVENTS

Merger Termination

As previously disclosed, on December 18, 2022, The Company entered into an Agreement and Plan of Merger by and among Edify Acquisition Corp., a Delaware corporation, Edify Merger Sub, Inc., a Nevada corporation (“Merger Sub”), and the Company, as amended and supplemented (the “Merger Agreement”). On March 1, 2024, the Company, Buyer and Merger Sub finalized a mutual termination agreement, pursuant to which they mutually agreed to terminate the Merger Agreement effective as of such date. (See Note 2: SPAC Merger Termination)

Amendment to the financing agreement and a waiver

As previously disclosed, on March 10, 2023, the Company entered into a financing agreement (the “Agreement”) as borrower with certain of its subsidiaries party thereto as guarantors (collectively, the “Borrowers”), the lenders party thereto (collectively, the “Lenders”), CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent and administrative agent (together with CB Agents, the “Agents”)(collectively, the “Parties”), for an initial senior secured term loan in a principal amount of $4.2 million and a delayed draft term loan available in an aggregate principal amount of up to $14.8 million (See Note 4: Financing Arrangements)

Effective March 1, 2024, the Parties entered into a waiver and amendment no. 2 to financing agreement (the “Second Waiver”), whereby the Agents and the Lenders agreed to waive (i) (a) that certain event of default that has occurred or may occur, due to the borrower’s’ noncompliance with Section 7.03(a) of the Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (the “FCCR Event of Default”), (b) that certain Event of Default that has occurred or may occur, due to the Loan Parties’ noncompliance with Section 7.03(b) of the Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (the “Liquidity Event of Default”) and (c) that certain Event of Default that has occurred or may occur, due to the Loan Parties’ noncompliance with Section 7.03(c) of the Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024” and, together with the FCCR Event of Default and the Liquidity Event of Default, the “Specified Events of Default”). Each of the Specified Events of Default constitute an Event of Default under Section 9.01(c) of the Agreement; and (ii) interest at the post-default rate with respect to the Specified Events of Default from the date such event occurred through the Second Waiver effective date (See Note 2: SPAC Merger Termination)

Line of credit waiver of financial covenant

On April 30, 2024, the Company entered into an amendment and waiver to the loan and security agreement, dated as of July 20, 2023 with TBK Bank, SSB where the bank agreed to waive a specified event of default and to make certain modifications to the loan agreement. All other terms and conditions of the original and amended loan and security agreement remain the same. This loan is scheduled to mature on June 1, 2025.

Amendment to Promissory Notes

As previously reported, on February 21, 2023, the Company issued to Unique Logistics Holdings Limited, a Hong Kong corporation (“ULHK”), three promissory notes related to the acquisitions of certain ULHK entities by the Company, as amended, with the following original principal amounts: (i) $2,500,000 (the “Net Assets Note”), (ii) $2,000,000 (the “Second Net Assets Note”), (iii) $2,000,000 (the “Taiwan Note”), and (iv) $1,000,000 (the “Original Seller Note”), respectively.

On October 3, 2023, the Company and ULHK agreed to cancel, replace and supersede the Net Assets Note and the Taiwan Note, each in their entirety, in favor of a newly issued promissory note as of the same date (“Note 9”). Note 9 includes the remaining balances of the Net Assets Note and the Taiwan Note, along with an additional loan in the principal amount of $1,100,000 for an aggregate principal amount of $4,500,000. Note 9 matures on March 31, 2025, and has an interest rate of fifteen percent (15%) per annum.

On October 9, 2023, the Company amended the Second Net Assets Note (the “Amended Second Net Assets Note”), which extended the maturity date thereof from February 21, 2024, to March 31, 2025. The Amended Second Net Assets Note includes simple interest accruing at a rate of fifteen percent (15%) per annum starting February 21, 2024, until such time as the principal amount is paid in full.

On March 5, 2024, the Company and ULHK agreed to cancel, replace and supersede Note 9, in its entirety, in favor of (i) a promissory note in the aggregate principal amount of $2,500,000 (“Note 11”) and (ii) a promissory note in the aggregate principal amount of $3,400,000 (“Note 12”).

Note 11 matures on June 30, 2025, with an interest rate of 15% per annum, payable to ULHK in quarterly installments.

Note 12 matures on June 30, 2025, with an interest rate of 15% per annum.

On March 5, 2024, the Company and ULHK further amended the Amended Second Net Assets Note”), which extended the maturity date thereof from March 31, 2025 to June 30, 2025.

Additionally, on March 6, 2024, the Company and ULHK amended the Original Seller Note which extended the maturity date thereof from the second anniversary of the date of the Note to June 30, 2025 and increased the principal amount of the Note to $1,053,000.

Acquisitions

On April 29, 2024, the Company entered into a share sale and purchase agreement between the Company and Unique Logistics Holdings Limited, a Hong Kong corporation (the “ULHK”), to acquire 100% ULHK’s share capital in Unique Logistics International (Sin) Pte Ltd., with a purchase price of $2.2 million, to be settled in cash in the amount of $0.4 million and the assumption by the Company of $1.8 million existing indebtedness to ULHK.

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

On December 18, 2022, the Company entered into an Agreement and Plan of Merger by and among Edify Acquisition Corp., a Delaware corporation, Edify Merger Sub, Inc., a Nevada corporation, and the Company, as amended and supplemented (the “Merger Agreement”). On March 1, 2024, the parties entered into a mutual termination agreement, pursuant to which they mutually agreed to terminate the Merger Agreement effective as of such date.

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

By December 2023, attacks on ships in the Red Sea, which required re-routing of vessels traveling from Asia to Europe and the East Coast of the United States, created shipping bottlenecks and increased freight rates. Air freight volumes were already on an elevated trend driven by Chinese e-commerce shipments and the Red Sea situation added to this volume as shippers converted ocean shipments to air. Thus, air freight rates have been driven up and they remain at elevated levels as Chinese e-commerce shipping continues to grow and the Red Sea situation has become worse.

Results of Operations for the Three Months ended February 29, 2024 and February 28, 2023

Revenue

For the three months ended February 29, 2024 and February 28, 2023, Unique Logistics’ revenue by product line was as follows:

	For the Three Months ended February 29, 2024	For the Three Months ended February 28, 2023	$ change	% change

Airfreight services	$31,672,402	$13,206,112	$18,466,290	139.8%
Ocean freight and ocean services	27,543,642	23,106,949	4,436,693	19.2%
Contract logistics	579,675	755,034	(175,359)	(23.2)%
Customs brokerage and other services	8,034,666	12,559,407	(4,524,741)	(36.0)%
Total revenues	$67,830,385	$49,627,502	$18,202,883	36.0%

For the three months ended February 29, 2024 and February 28, 2023, the Company’s revenue by product line, excluding the operations of the ULHK Entities acquired on February 21, 2023, were as follows:

	For the Three Months ended February 29, 2024	For the Three Months ended February 28, 2023	$ change	% change

Airfreight services	$23,150,157	$13,206,112	$9,944,045	75.3%
Ocean freight and ocean services	19,331,728	23,106,949	(3,775,221)	(16.3)%
Contract logistics	579,675	755,034	(175,359)	(23.2)%
Customs brokerage and other services	7,363,918	12,559,407	(5,195,489)	(41.4)%
Total revenues	$50,425,478	$49,627,502	$797,976	1.6%

The 36.0% increase in total revenues for the three months ended February 29, 2024, compared to the three months ended February 28, 2023, is primarily due to increases in airfreight revenue and, to a lesser extent, ocean freight and ocean services revenue, offset by a decrease in revenue from customs brokerage and other services.

The 139.8% increase in airfreight revenue was primarily due to the acquisition of the ULHK Entities and the market trends discussed above. A 209.8% increase in volume resulted in a 149.3% increase in air freight revenue, offset by a 49.3% reduction in such revenue as a result of a 22.3% decrease in air freight pricing compared to the same period last year.

Excluding airfreight revenues of $8.5 million (net of intercompany eliminations) attributable to the operations of the ULHK Entities, air freight revenue increased by 75.3% over the same period last year. A 97.1% increase in volume resulted in a 129.0% increase in air freight revenue, offset by a 29.0% reduction in such revenue as a result of an 11.1% decrease in pricing, quarter over quarter.

The 19.2% increase in ocean freight and ocean services revenue was due to the acquisition of the ULHK Entities in February 2023, offset by a decrease in ocean freight and ocean services revenue from our legacy operations. The overall increase in ocean freight and ocean services revenues was the result of an 81.8% increase in volume, which resulted in a 426.1% increase in such revenue, offset by a 326.1% decrease in such revenue resulting from a 34.4% reduction in pricing, quarter over quarter.

Excluding ocean revenues of $8.2 million (net of intercompany eliminations) attributable to the acquisition of the ULHK Entities, ocean freight and ocean services revenue decreased by 16.3% over the same period last year. Such decrease is the result of a 22.5% decrease in pricing for such services, which resulted in a 148.8% decrease in revenues, offset by an increase of 48.8% in such revenue resulting from an 8.0% increase in volume, quarter over quarter.

The decline in revenue from customs brokerage and other services during the three months ended February 29, 2024 as compared with the same period of 2023 was a direct result of our asking customers to pay their own duties.

While not a material contributor to the decrease in revenues generally, contract logistics revenue declined by 23.2% during the three months ended February 29, 2024 compared with the same period of 2023, both with and without the inclusion of the operations of the ULHK Entities, because of the overall decrease in demand for ocean freight and services, meaning less cargo was being handled in the Company’s warehouses.

Costs and Operating Expenses

For the three months ended February 29, 2024 and February 28, 2023, Unique Logistics’ costs and operating expenses were as follows:

	For the Three Months ended February 29, 2024	For the Three Months ended February 28, 2023	$ change	% change
Costs and operating expenses:
Airfreight services	$29,076,358	$11,964,314	$17,112,044	143.0%
Ocean freight and ocean services	23,999,410	19,722,259	4,277,151	21.7%
Contract logistics	126,523	215,245	(88,722)	(41.2)%
Customs brokerage and other services	6,346,786	11,397,398	(5,050,612)	(44.3)%
Salaries and related costs	5,529,773	3,076,221	2,453,552	79.8%
Professional fees	666,850	39,082	627,768	1606.3%
Rent and occupancy	1,176,612	883,681	292,931	33.1%
Selling and promotion	609,751	1,471,236	(861,485)	(58.6)%
Depreciation and amortization	752,750	203,390	549,360	270.1%
Foreign exchange transactions, net	26,858	-	26,858	100%
Other expense	282,871	323,747	(40,876)	(12.6)%
Total costs and operating expenses	$68,594,542	$49,296,573	19,297,969	39.1%

For the three months ended February 29, 2024 and February 28, 2023, the Company’s costs and operating expenses, excluding the operations of the ULHK Entities, were as follows:

	For the Three Months ended February 29, 2024	For the Three Months ended February 28, 2023	$ change	% change
Costs and operating expenses:
Airfreight services	$21,877,801	$11,964,314	$9,913,487	82.9%
Ocean freight and ocean services	17,206,923	19,722,259	(2,515,336)	(12.8)%
Contract logistics	145,747	215,245	(69,498)	(32.3)%
Customs brokerage and other services	5,743,583	11,397,398	(5,653,815)	(49.6)%
Salaries and related costs	3,334,963	3,076,221	258,742	(8.4)%
Professional fees	627,225	39,082	588,143	1,504.9%
Rent and occupancy	846,327	883,681	(37,354)	(4.2)%
Selling and promotion	527,871	1,471,236	(943,365)	(64.1)%
Depreciation and amortization	464,708	203,390	261,318	128.5%
Other expense	456,037	323,747	132,290	40.9%
Total costs and operating expenses	$51,231,185	$49,296,573	1,934,612	3.9%

The $16.3 million or 37.5% increase in cost of sales correlates with the 36.0% increase in product revenue for the period, specifically in airfreight and ocean freight and ocean services revenue.

In addition, other operating and administrative expenses increased by $3.0 million during the three months ended February 29, 2024, compared to the same period of 2023, primarily due to a $2.5 million increase in salaries and related costs, $2.2 million of which is attributable to the employees of our new subsidiaries acquired in the ULHK Entities Acquisition; the balance of this increase resulted primarily from increases in professional fees, rent and occupancy, and amortization of newly acquired intangible assets, offset by a decrease in selling and promotional expenses. The Company doesn’t expect significant increases in salaries and benefits going forward and is considering actions it can implement to curtail these costs in future periods. Professional fees increased during the three months ended February 29, 2024 compared to the same period of 2023 primarily due to additional legal fees incurred in connection with the now-abandoned merger transaction pursuant to the Merger Agreement. Approximately half of the 33.1% increase in rent and occupancy expenses was due to an increase in the rental rates of our warehouse facility in Los Angeles and the other half to leases of the newly acquired ULHK Entities. The Company doesn’t expect significant increases in rent and occupancy expenses going forward. The 270.1% increase in depreciation and amortization was the result of recognition of approximately $6.5 million of identifiable intangible assets such as customer relations and non-compete agreements as part of the ULHK Entities Acquisition. These intangible assets are now being amortized over the useful life of the assets contributing to approximately half of the increase, with the other half being contributed by depreciation expense recorded by the ULHK Entities. Finally, selling and promotion expenses decreased by 58.6% quarter-over-quarter due to lower sales commissions as a result of revisions of commission-based sales targets.

Excluding costs (net of intercompany eliminations) attributable to the operations of the ULHK Entities, costs of sales increased by $1.6 million or 3.8% during the quarter ended February 29, 2024, compared to the same period of 2023, which is consistent with the $0.8 million or 1.6% increase in product revenue for the same period.

Other operating and administrative expenses, excluding the operations of the ULHK Entities, increased by $0.3 million, primarily as a result of increases in professional fees, salaries and related costs, and depreciation and amortization, offset by a decrease in selling and promotion expenses. Professional fees increased by $0.6 million primarily due to additional legal fees incurred in connection with the now-abandoned merger, as discussed above. The 128.5% increase in depreciation and amortization was the result of our recognition of approximately $6.5 million of identifiable intangible assets such as customer relations and non-compete agreements as part of the ULHK Entities Acquisition. Selling and promotion expenses decreased by $0.9 million or 64.1% period-over-period due to lower sales commissions as a result of revisions of commission-based sales targets.

Gross Margins

Gross margin as a percentage of revenue decreased from 12.8% for three months ended February 28, 2023, to 10.0%, or to 10.8% excluding the operations of the ULHK Entities, during the three months ended February 29, 2024.as a result of market pricing fluctuations Gross margin is an important measurement of a logistics company’s efficiency and profitability. The Company is focused on this and other measures when making strategic decisions and investments.

Other Income (Expenses)

During the quarter ended February 29, 2024, total other expenses were $10.6 million and consisted of $1.4 million of interest paid on our operating line of credit with TBK Bank, SSB, term debt and related party debt, a net gain in derivative liabilities of $4.3 million, a $10.4 million expense related to the termination of the Merger Agreement in the form of an additional loan and issuance of a warrant and an uplist termination cost of previously deferred offering costs in the amount of $3.1 million.

During the quarter ended February 28, 2023, total other expenses of $0.5 million consisted primarily of interest expense of $0.5 million.

Results of Operations for the Nine Months Ended February 29, 2024 and February 28, 2023

Revenue

For the nine months ended February 29, 2024 and February 28, 2023, Unique Logistics’ revenue by product line was as follows:

	For the Nine Months ended February 29, 2024	For the Nine Months ended February 28, 2023	$ change	% change

Airfreight services	$87,102,162	$64,721,816	$22,380,346	35.6%
Ocean freight and ocean services	74,933,392	159,292,026	(84,358,634)	(53.0)%
Contract logistics	1,892,954	2,499,459	(606,505)	(24.3)%
Customs brokerage and other services	28,612,414	48,460,306	(19,847,892)	(41.0)%
Total revenues	$192,540,922	$274,973,607	(82,432,685)	(30.0)%

For the nine months ended February 29, 2024 and February 28, 2023, the Company’s revenue by product line, excluding the operations of the ULHK Entities acquired on February 21, 2023, were as follows:

	For the Nine Months ended February 29, 2024	For the Nine Months ended February 29, 2023	$ change	% change

Airfreight services	$61,548,566	$64,721,816	$(3,173,250)	(4.9.)%
Ocean freight and ocean services	57,451,916	159,292,026	(101,840,110)	(63.9)%
Contract logistics	1,892,954	2,499,459	(606,505)	(24.3)%
Customs brokerage and other services	23,373,286	48,460,306	(25,087,020)	(51.8)%
Total revenues	$144,266,722	$274,973,607	(130,706,885)	(47.5)%

The 30.0% decrease in total revenues for the nine months ended February 29, 2024, compared to the nine months ended February 28, 2023, is almost entirely due to decreases in ocean freight and ocean services revenue and, to a lesser extent, in customs brokerage revenue, offset by an increase in air freight revenue.

The 53.0% decrease in ocean freight and ocean services revenue was attributable to a reduction in pricing period over period, offset by a slight increase in volume. A20.3% increase in volume, primarily as a result of the acquisition of the ULHK Entities, resulted in a 38.4% increase in ocean freight and ocean services revenue, offset by a 138.4% decrease in such revenue resulting from a 60.9% reduction in pricing based on market conditions, period over period.

Excluding revenues of $17.5 million (net of intercompany eliminations) attributable to the operations of the ULHK Entities, ocean freight and ocean services revenue decreased 63.9% during the nine months ended February 29, 2024, compared to the nine months ended February 28, 2023, which decrease is attributable to reductions in both pricing and volume period over period. A 22.4% decrease in volume accounted for 35.1% of the decrease while a 53.5% decrease in pricing accounted for the remaining 64.9% of the decrease in ocean freight and ocean services revenue, period over period.

The 41.0% decline in revenue from customs brokerage and other services during the nine months ended February 29, 2024, as compared to the same period of 2023 was a direct result of our asking customers to pay their own duties as duty is a pure cash outlay.

The 35.6% increase in airfreight revenue during the nine months ended February 29, 2024, as compared to the same period of 2023, was due to the acquisition of the ULHK Entities and the market trends discussed above. A 114.7% increase in volume resulted in a 331.8% increase in air freight revenue, offset by a 231.8% decrease in such revenue resulting from a 37.3% reduction in pricing due to market conditions, period over period.

Excluding revenues of $25.6 million (net of intercompany eliminations) attributable to the operations of the ULHK Entities, airfreight revenue decreased 4.9%, mostly due to a decrease in market prices, period over period. While volume increased 25.5%, resulting in a 519.2% increase in air freight revenue, this increase was offset by a 619.2% decrease in such revenue resulting from a 24.2% reduction in pricing period over period.

While not a material contributor to the decrease in revenues generally, contract logistics revenue declined by 24.3%, both with and without the inclusion of the operations of the ULHK Entities, during the nine months ended February 29, 2024 compared with the same period of 2023 mostly due a lower warehousing activity off peak season.

Costs and Operating Expenses

For the nine months ended February 29, 2024 and February 28, 2023, Unique Logistics’ costs and operating expenses were as follows:

	For the Nine Months ended February 29, 2024	For the Nine Months ended February 28, 2023	$ change	% change
Costs and operating expenses:
Airfreight services	$81,374,442	$59,465,104	$21,909,338	36.8%
Ocean freight and ocean services	62,964,504	142,806,034	(79,841,530)	(55.9)%
Contract logistics	507,326	846,226	(338,900)	(40.0)%
Customs brokerage and other services	24,263,573	44,773,324	(20,509,751)	(45.8)%
Salaries and related costs	17,293,553	10,036,200	7,257,353	72.3%
Professional fees	2,299,312	1,213,807	1,085,505	89.4%
Rent and occupancy	3,382,602	2,026,363	1,356,239	66.9%
Selling and promotion	1,888,439	2,033,668	(145,229)	(7.1)%
Depreciation and amortization	2,203,093	606,030	1,597,063	263.5%
Foreign exchange transactions, net	(267,209)	-	(267,209)	%
Other expense	948,402	993,508	(45,106)	(4.5)%
Total costs and operating expenses	$196,858,037	$264,800,264	(67,942,227)	(25.7)%

For the nine months ended February 29, 2024 and February 28, 2023, Unique Logistics’ costs and operating expenses, excluding the operations of the ULHK Entities, were as follows:

	For the Nine Months ended February 29, 2024	For the Nine Months ended February 28, 2023	$ change	% change
Costs and operating expenses:
Airfreight services	$59,064,241	$59,465,104	$(400,863)	(0.7)%
Ocean freight and ocean services	50,176,428	142,806,034	(92,629,606)	(64.9)%
Contract logistics	507,326	846,226	(338,900)	(40.0)%
Customs brokerage and other services	20,338,896	44,773,324	(24,434,428)	(54.6)%
Salaries and related costs	10,733,395	10,036,200	697,195	6.9%
Professional fees	2,150,093	1,213,807	936,286	77.1%
Rent and occupancy	2,516,493	2,026,363	490,130	24.2%
Selling and promotion	1,651,463	2,033,668	(382,205)	(18.8)%
Depreciation and amortization	1,394,290	606,030	788,260	130.1%
Other expense	1,046,785	993,508	(53,277)	5.4%
Total costs and operating expenses	$149,579,410	$264,800,264	(115,220,854)	(43.5)%

the $78.8 million or 31.8% reduction in cost of sales correlates with the 30.0% decrease in product revenue for the period, as discussed above.

The overall decrease in cost and operating expenses for the period of $67.9 million or 25.7% was due to the decrease in cost of sales offset by increases in other operating and administrative expenses, which in total increased by $10.8 million during the nine months ended February 29, 2024, compared to the same period of 2023, primarily due to a $7.3 million increase in salaries and related costs, $6.6 million of which is attributable to the employees of our new subsidiaries acquired in the ULHK Entities Acquisition; the balance of this increase resulted primarily from increases in professional fees, rent and occupancy costs and amortization of newly acquired intangible assets. Professional fees increased during the nine months ended February 29, 2024, compared to the same period of 2023, primarily due to additional legal fees incurred in connection with the now-abandoned merger transaction pursuant to the Merger Agreement. Approximately half of the 66.9% increase in rent and occupancy expenses was due to an increase in the rental rates of our warehouse facility in Los Angeles and the other half related to leases of the newly acquired ULHK Entities. The 263.5% increase in depreciation and amortization was the result of recognition of approximately $6.5 million of identifiable intangible assets such as customer relations and non-compete agreements as part of the ULHK Entities Acquisition. These intangible assets are now being amortized over the useful life of the assets contributing to approximately half of the increase, with the other half being contributed by depreciation expense recorded by the ULHK Entities.

Excluding the cost of sales of the acquired ULHK Entities of $39.9 million, cost of sales decreased by $117.1 million period over period or 43.5%, which is consistent with the 47.5% decrease in product revenue for the period.

The overall decrease in total cost and operating expenses for the period, excluding the operations of the ULHK Entities, of $115.2 million or 43.5% was due to the cost of sales decrease offset by a $2.5 million increase in other operating and administrative expenses during the nine months ended February 29, 2024, compared to the same period of 2023, as a result of increases in salaries and related costs, professional fees, rent and occupancy expenses and amortization of newly acquired intangible assets, offset by a decrease in selling and promotion expenses. Professional fees increased during the three months ended February 29, 2024, compared to the same period of 2023, primarily due to additional legal fees incurred in connection with the no-abandoned merger transaction pursuant to the Merger Agreement. Most of the $0.5 million increase in rent and occupancy expenses was due to an increase in the rental rates of our warehouse facility in Los Angeles. The 130.1% increase in depreciation and amortization was the result of recognition of approximately $6.5 million of identifiable intangible assets such as customer relations and non-compete agreements as part of the ULHK Entities Acquisition. Selling and promotion expenses decreased by 58.6% period-over-period due to lower sales commission as a result of revision of commission-based sales targets.

Gross Margin

The gross margin as a percentage of revenue increased from 9.9% for the nine months ended February 28, 2023 to 11.4% for the nine months ended February 29, 2024, excluding the operations of the ULHK Entities, gross margins was at 9.8% for the nine months ended February 28, 2023 and February 29, 2024.

Other Income (Expenses)

For the nine months ended February 29, 2024, other expenses were $13.2 million and consisted of interest expense of $3.8 million on our operating line of credit with TBK Bank, SSB, term loan interest and interest on related party debts, a net gain in derivative liabilities of $4.1 million, a $10.4 million expense related to the termination of the Merger Agreement in the form of an additional loan and an issued warrant and an uplist termination cost of previously deferred offering costs in the amount of $3.1 million.

For the nine months ended February 28, 2023, other expenses were $2.1 million and consisted of interest expense of $2.9 million offset by a $0.8 million increase in the fair value of derivative liabilities.

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

The following table summarizes the Company’s total current assets, liabilities and working capital at the dates indicated:

	February 29, 2024	May 31, 2023	Change	% change
Current Assets	$57,224,459	$60,326,985	$(3,102,526)	(5.1)%
Current Liabilities	51,962,012	52,448,603	(486,591)	0.9%
Working Capital	$5,262,447	$7,878,382	$(2,615,935)	(33.2)%

The Company’s working capital was $5.3 million and $7.9 million as of February 29, 2024 and May 31, 2023, respectively. The Company maintains its operating line of credit with TBK Bank, SSB, and on July 20, 2023 the Company entered into an agreement with TBK Bank to renew the TBK line of credit with a credit limit of up to $25.0 million. The Company has experienced negative operating cash flows during the nine months ended February 29, 2024 due to adverse market conditions. The Company relied heavily on its cash collections, cash reserves, dividends received from the ULHK Entities, new loans, and the use of its operating line of credit. The funds available under the current TBK line of credit are sufficient to provide the Company with the cash required to support its ongoing operations until market conditions improve.

While the Company continues to execute its strategic plan and grow its customer base, management is focused on managing cash and monitoring liquidity position. Many of the aspects of the liquidity plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful, which could have a material adverse effect on our operating results, financial condition, and liquidity. Based on our evaluation of the Company’s projected cash flows and business performance as of and subsequent to February 29, 2024, management has concluded that the Company’s current cash and cash availability under the TBK Facility would be sufficient to fund its planned operations for at least one year from the date the consolidated financial statements were issued.

Cash generated and used by the Company during the nine months ended February 29, 2024 and for the nine months ended February 28, 2024 was as follows:

	For the Nine Months ended February 29, 2024	For the Nine Months ended February 28, 2023	Change
Net cash (used in) provided by operating activities	$(7,767,163)	$33,032,762	$(40,799,925)
Net cash used in investing activities	(513,907)	8,733,409	(9,247,316)
Net cash provided (used in) by financing activities	8,501,781	(28,785,898)	37,287,679
Effect of exchange rate changes on cash	(221,805)	-	(221,805)
Net (decrease) in cash and cash equivalent	$(1,094)	$12,980,273	$(12,981,367)

Operating activities used cash of $7.8 million during the nine months ended February 29, 2024 compared to net cash provided by operations of $33.0 million for the nine months ended February 28, 2023. The primary reason for the cash used during the nine months ended February 29, 2024 was our $11.0 million net loss adjusted for non-cash items. The primary reason for cash provided for the nine months ended February 28, 2023, was collections on accounts receivables offset by a reduction in accounts payable and accrued freight.

Investing activities used cash of $0.5 million to purchase equipment during the nine months ended February 29, 2024 compared to net cash generated of $8.7 million during the nine months ended February 28, 2023, mostly due to February 21, 2023 acquisitions of operating subsidiaries from ULHK with approximately $13.3 million of cash on hand at the time of the acquisition.

Financing activities provided cash of $8.5 million during the nine months ended February 29, 2024, primarily as a result of borrowing on the TBK line of credit and net borrowing on the term debt to partially repay seller notes assumed during the acquisition of the ULHK Entities on February 21, 2023. Cash used by financing activities during the nine months ended February 28, 2023was primarily repayment of the TBK line of credit.

Critical Accounting Estimates

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

Following is the reconciliation of our consolidated net income to adjusted EBITDA for the three and nine months ended February 29, 2024 and February 28, 2023:

	For the Three Months Ended February 29, 2024	For the Three Months Ended February 28, 2023
Net (loss) income	$(5,847,860)	$663,173

Add Back:
Income tax expense (benefit)	(5,268,793)	(814,080)
Depreciation and amortization	752,750	203,390
Foreign exchange transactions, net	26,858	-
Change in fair value of derivative liability	(4,300,429)	546,791
Uplist termination cost	3,054,514	-
SPAC Merger termination cost	10,415,816	-
Interest expense	1,407,449	(64,955)

Adjusted EBITDA	$240,305	$534,319

	For the Nine Months Ended February 29, 2024	For the Nine Months Ended February 28, 2023
Net (loss) income	$(11,029,671)	$7,256,211

Add Back:
Income tax expense (benefit)	(5,787,424)	849,967
Depreciation and amortization	2,203,093	606,030
Foreign exchange transactions, net	(267,209)	-
Change in fair value of derivative liability	(4,118,566)	(809,611)
Uplist termination cost	3,054,514	-
SPAC Merger termination cost	10,415,816	-
Interest expense	3,823,822	2,876,776

Adjusted EBITDA	$(1,705,625)	$10,779,373

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

As of February 29, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon the evaluation described above, that as of February 29, 2024, our disclosure controls and procedures were not effective and require remediation in order to be effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the quarter ended February 29, 2024, the Company actively addressed and commenced to remediate a number of previously identified material weaknesses in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We improved our accounting processes and documentation, introduced new accounting policies and procedures, and provided training to our accounting personnel. The Company has not completed a full risk assessment of its internal control over financial reporting at the activity level, including process documentation and testing and because we have not completed a full risk assessment of the internal control over financial reporting at the activity level, including extensive process documentation and testing, we are not able to conclude that our internal control over financial reporting is operating effectively and efficiently at this time. The Company’s principal executive officer, principal financial officer, and board of directors are fully committed to achieving full compliance by August 31, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER REPURCHAES OF EQUITY SECURITIES.

There were no unregistered sales of the Company’s equity securities during the quarter ended February 29, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on January 17, 2024	8-K	3.1	1/19/2024
3.2	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on January 17, 2024	8-K	3.2	1/19/2024
3.3	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on January 16, 2024	8-K	3.3	1/19/2024
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.				X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.				X
32.1	Section 1350 Certification of Chief Executive Officer.				X
32.2	Section 1350 Certification of Chief Financial Officer.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer (Principal Executive Officer)

May 2, 2024

By:	/s/ Eli Kay
Eli Kay
Chief Financial Officer (Principal Financial Officer)

May 2, 2024

