Form 10-K
period 2024-05-31
Unique Logistics International, Inc.
filed 2024-10-17
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

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

Registrant’s telephone number, including area code Tel: (718) 978-2000

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter ended November 30, 2023 was $6,473,048.

As of October 17, 2024, there were 799,141,770 shares of the registrant’s common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies, goals and objectives of management for future operations; any statements concerning proposed new products and services or developments thereof; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

In our Form 10-K, Form 10-Q and Form 8-K filings with the Securities and Exchange Commission (the “SEC”), references to: (a) “Common Stock” refers to our Common Stock, $0.001 par value per share; and (b) “Unique Logistics International, Inc.,” “Unique,” “UNQL” “the Company,” “we,” “us,” “our” and similar terms refer to Unique Logistics International, Inc. and its wholly owned operating subsidiaries.

PART I

Item 1. Business.

Business Overview

Unique Logistics provides a full range of global logistics services by providing to its customers a robust international network that strategically supports the movement of its customers’ goods. Acting solely as a third-party logistics provider, Unique Logistics purchases available cargo space in volume from its network of carriers (such as airlines, ocean shipping, and trucking lines) and resells that space to its customers. Unique Logistics does not own any of these ships, trucks, or aircraft and does not plan on entering the ownership model.

Operating via its subsidiaries, Unique Logistics provides a range of international logistics services that enable its customers to outsource to the Company sections of their supply chain process. Our network of trained employees and integrated information systems seamlessly manage the services that we provide to our customers. We enable our customers to share data regarding their international vendors and purchase orders with us, execute the flow of goods and information under their operating instructions, provide visibility to the flow of goods from factory to distribution center or store and when required, update their inventory records.

Unique Logistics’ primary services include:

●	Air freight services;

●	Ocean freight services;

●	Customs brokerage and compliance services;

●	Warehousing and distribution services; and

●	Order management.

Air Freight Services

Operating as an indirect air carrier or an airfreight consolidator, Unique Logistics provides both time savings and cost-effective air freight options to its customers. An expansive global network enables the Company to offer door to door service allowing customers to benefit from its expert staff for guidance with the physical movement of cargo and documentation compliance. Unique Logistics purchases cargo space from airlines on a volume basis and resells that space to its customers at a lower price than they would be able to negotiate themselves for their individual shipments. Through its integrated management system, the Company determines the best routing for shipments and then makes arrangements to receive the cargo into a designated warehouse. Upon receipt, we inspect and weigh the cargo, collect documentation, and process export clearance. Once cargo is cleared it is prepared for departure. Unique Logistics offers real-time tracking visibility for customers to view when an order is booked, departs, and arrives. Unique Logistics contracts with a worldwide network of airlines and other service providers to provide the best airfreight service in assisting importers to ship using the most efficient and cost-effective method. Some of the selections we offer include:

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

Warehousing and distribution is a higher-margin business than air freight or ocean freight. In the case of freight service, we are primarily re-selling capacity while in warehousing and distribution we are offering services based on fixed space cost, fixed staffing and equipment cost and relatively smaller variable labor and equipment cost. The customer base includes freight customers with warehousing and distribution needs as well as customers who are exclusively warehousing and distribution service users. Such customers are in a variety of industries, including footwear, apparel, giftware, and home appliances. We bill customers under three broad categories - storage, transloading (with quick turnaround and no storage) and other warehouse services listed above. The location of our existing warehouse, within 15 miles of the Port of Los Angeles/Long Beach and 20 miles from Los Angeles Airport, is an important factor for our customers. Racking as well as bulk storage space availability enables us to handle a variety of customer requirements. In recent years, severe congestion at the terminals serving the Port of Los Angeles/Long Beach has increased the demand for transloading as well as short-term storage services at warehouses such as ours that are within a 50-mile radius of the port.

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

While capacity management is critical to establishing relations with new customers and securing existing ones, it is essential for the Company to expand its range of services to each customer. Our customer support teams work with each customer to identify the areas, such as customs brokerage, warehousing and distribution and order management, where our service offerings may create additional value-added opportunities within the customer’s supply chain.

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

Strategic Acquisitions

On February 21, 2023, the Company acquired all of the share capital (the “Purchased Shares”) owned by Unique Logistics Holdings Limited, a Hong Kong corporation (“ULHK”), in eight subsidiaries (the “ULHK Entities”) for $26.5 million, provided that the acquisition of the Purchased Shares in each of Unique Logistics International Co., Ltd (“Unique-Taiwan”) and Unique Logistics International (Vietnam) Co., Ltd. (“Unique-Vietnam”) were subject to receipt of all required governmental approvals in Taiwan and Vietnam, respectively, and the Company’s acquisition of the Purchased Shares in those entities would therefore not officially close until after such approvals were obtained. (the “ULHK Entities Acquisition”). We obtained the required Taiwan approvals on June 1, 2023, and closed on our acquisition of the Purchased Shares in Unique-Taiwan on October 1, 2023. The Company has not yet received the required approvals in Vietnam.

At the closing of the ULHK Entities Acquisition, the Company paid $3.5 million in cash and issued promissory notes to ULHK totalling $23.0 million to purchase the Purchased Shares. Approximately $11.1 million of such promissory notes remain outstanding.

As a result of consummation of the ULHK Entities Acquisition, the Company became a party to certain agreements with the remaining stockholders of each of three of the eight ULHK Entities (Equity Investments), one located in the United Kingdom and two located in China. Each of the stockholder agreements contains restrictive negative covenants favouring the protection of the minority stockholders party thereto. The stockholder agreements require unanimous written consent of all stockholders in the applicable ULHK Entity in order for the ULHK Entity to, among other things: (i) adopt a business plan or materially change its business; (ii) change its name or amend its organizational/governing documents; (iii) issue or create any new shares, alter the rights associated with any class of equity, consolidate, sub-divide or convert any of its equity or capital, or issue securities exercisable for or convertible into shares of the ULHK Entity; (iv) enter into a merger, amalgamation, or similar transaction, acquire ownership interests in any equity or capital of any other company or undertaking, or enter into any partnership or enter into any profit-sharing agreement other than in ordinary course of business; and (v) wind up, dissolve, or otherwise terminate its existence.

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

On August 1, 2024, the Company acquired all of the share capital owned by ULHK in Unique Logistics International (Sin) Pte Ltd. (“Unique Singapore”) pursuant to a Share Sale and Purchase Agreement between the Company and ULHK. Pursuant to the Share Sale and Purchase Agreement, the purchase price for the shares was $2,150,000, including the Company’s assumption of $1,800,000 of indebtedness owed to ULHK by Unique Singapore and $350,000 in cash. The Company issued to ULHK a promissory note in the principal amount of $1,800,000 upon closing of the acquisition and the parties are negotiating with respect to the Company’s issuance of a second promissory note to ULHK to cover the additional $350,000 portion of the purchase price. The principal amount under the promissory note is due in full on August 1, 2026, with interest accruing at an annual rate of 15%, payable semi-annually.

Warehousing and Distribution

Unique Logistics has a major warehousing facility in Santa Fe Springs, California and in-house management expertise (commercial as well as operational) in successfully managing such facilities. Unique Logistics has also identified a method of identifying growth opportunities by focusing on specific areas of the United States and existing well-constructed facilities where lease assumption is available with an existing customer base.

Specialized Services to U.S. Companies in Overseas Markets

Unique Logistics has several decades of experience in Asian markets such as India, Vietnam and China. Unique Logistics is constantly interacting with a United States customer base that seeks to do business in these areas but requires local expertise. We have the experience and the connections to assist United States companies with local importation, local warehousing and distribution and other local logistics and trade compliance services. We plan to continue to build on our expertise in these three specific countries to build tailored services to U.S. customers, including in business consulting pertaining to logistics and related trade services.

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

Employees and Human Capital

As of May 31, 2024, the Company had 113 employees including 109 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

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

Other Recent Developments – Termination of Agreement and Plan of Merger with Edify Acquisition Corp.

On December 18, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Edify Acquisition Corp., a Delaware corporation (“Edify”), and Edify Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Edify (“Merger Sub”), pursuant to which the Company was to be merged with and into Merger Sub, with the Company surviving the merger as a wholly-owned subsidiary of Edify.

On March 10, 2023, in connection with the Merger Agreement and in order to finance the ULHK Entities Acquisition, Unique Logistics and certain of its subsidiaries as guarantors entered into a financing agreement (the “Financing Agreement”) and related fee letter with the lenders party thereto, CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent and administrative agent. The Financing Agreement provided for an initial senior secured term loan in a principal amount of approximately $4.2 million and a delayed draw term loan facility in principal amount of approximately $14.8 million.

The Company, Edify and Merger Sub entered into a mutual termination agreement dated as of March 1, 2024, pursuant to which they mutually agreed to terminate the Merger Agreement effective as of such date.

In connection with the termination of the Merger Agreement, effective March 1, 2024, the parties to the Financing Agreement entered into a waiver and amendment no. 2 to financing agreement (the “Second Waiver”), whereby (i) the lenders, CB Agent Services and Alter Domus agreed to waive certain events of default set forth in the Financing Agreement and interest at an increased rate related to the specified events of default from the date such event(s) occurred through the March 1, 2024 effective date of the Second Waiver and (ii) the Company and its subsidiary guarantors agreed to (A) pay the administrative agent a non-refundable waiver fee in an aggregate amount of $3,000,000 and (B) issue the origination agent or its designee warrants entitling the holder thereof to purchase a number of shares of Common Stock equal to the greater of (1) 7% of enterprise value (as calculated in a manner to be mutually agreed and acceptable to the origination agent and the Company on a fully diluted basis) and (2) $7,000,000, on terms, conditions and in a form reasonably acceptable to the origination agent, and having an exercise price of $0.01 per share (collectively, the “Warrants”).

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

As a non-asset based provider of global logistics services, Unique Logistics depends on a variety of asset-based service providers, including air, ocean and ground freight carriers, to provide equipment and services necessary to operate its business. The quality and profitability of Unique Logistics’ services depend upon effective selection and oversight of its service providers, and therefore its dependence on third parties may impact the delivery and quality of its transportation and logistics services. Such third parties may not fulfill their obligations to Unique Logistics, or Unique Logistics’ relationship with these parties may change, which may prevent it from meeting its commitments to its customers. In addition, if Unique Logistics is unable to secure sufficient equipment or other transportation services from third parties to meet its commitments to its customers, its operating results could be materially and adversely affected, and its customers could switch to using its competitors, either temporarily or permanently, for their transportation logistics needs. Many of these risks are beyond Unique Logistics’ control, including:

●	shortages in available cargo capacity or availability and continuing industry consolidation among ocean freight carriers, or changes in the financial stability or operating capabilities of carriers;

●	changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service;

●	changes in regulations impacting transportation;

●	disruptions in the supply or cost of fuel;

●	increases in taxes or the cost of labor;

●	the introduction of alternative means of transporting freight; and

●	unanticipated changes in freight markets.

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

Results of operations for Unique Logistics’ industry generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. Historically, income from operations and earnings are lower in the first calendar quarter (which, based on its fiscal year-end of May 31, occurs during Unique Logistics’ third and fourth fiscal quarters) than in the other three quarters. Unique Logistics believes that this historical pattern has been the result of, or influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on Unique Logistics’ cash flow or results of operations, Unique Logistics expects this trend to continue and it cannot guarantee that the seasonal changes will not adversely impact it in the future. The transportation industry may also be significantly impacted by disruptions such as port congestion and the availability of transportation equipment, as well as factors such as labor shortages, fuel prices, shifts in consumer demand toward more locally sourced products, and regulatory changes. These disruptions may impact the growth rates within the global logistics industry and Unique Logistics’ ability to provide transportation services for its customers, each of which may adversely impact its results of operations and operating cash flows.

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

The implementation of Unique Logistics’ business strategy, including with respect to growth, will require significant expenditures of capital as well as additional financing and risks associated with interest rates. Unique Logistics may seek additional funds through equity or debt financings. Unique Logistics cannot offer any assurances that any such financings will be obtained on favorable terms, or at all. Equity financings could result in dilution to existing stockholders and debt financing could result in the imposition of significant financial and operational restrictions on Unique Logistics. Unique Logistics’ inability to access adequate capital on acceptable terms could have a material adverse effect on its business, prospects, results of operations, and financial condition.

Unique Logistics derives a significant portion of its revenues from a small number of customers.

Revenue from three major customers as a percentage of the Company’s total revenue was 25.0% and 19.0%, respectively, for the years ended May 31, 2024 and 2023. One customer represented 11% of 2024 revenues and no single customer represented more than 10.0% of total 2023 revenues.

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

Future and existing environmental regulatory requirements, including evolving transportation technology, in the United States and abroad could adversely affect operations and increase operating expenses, which in turn could increase Unique Logistics’ purchased transportation costs. Unique Logistics may also incur expenses as a result of regulators requiring additional climate-related disclosures regarding its contracted transportation providers that may be labor-intensive to report on. Until the timing, scope, and extent of such possible regulation becomes known, Unique Logistics cannot predict its effect on its business, but if Unique Logistics is unable to pass such costs along to its customers, its business could be materially and adversely affected. Even without any new legislation or regulation, increased public concern regarding greenhouse gas emissions by transportation carriers could harm the reputations of companies operating in the transportation and logistics industries and shift consumer demand toward more locally-sourced products and away from the services that Unique Logistics provides.

Unique Logistics’ international operations subject it to operational, financial, and data privacy risks.

Unique Logistics provides services within and between foreign countries on an increasing basis. Unique Logistics’ business outside of the United States is subject to various risks, including:

●	changes in tariffs, trade restrictions, trade agreements, and taxation;

●	difficulties in managing or overseeing foreign operations and agents;

●	limitations on the repatriation of funds because of foreign exchange controls;

●	different liability standards;

●	intellectual property laws of countries that do not protect Unique Logistics’ rights in its intellectual property, including, but not limited to, Unique Logistics’ proprietary information systems, to the same extent as the laws of the United States;

●	issues related to non-compliance with laws, rules, and regulations in the countries in which Unique Logistics operates, including the U.S. Foreign Corrupt Practices Act and similar regulations. Failure to comply could result in reputational harm, substantial penalties, and operational restrictions; and.

●	global laws and regulations regarding the collection, use, processing and transfer of personal information may impact our services by imposing restrictions on processing, increase legal claim liability and increase regulatory scrutiny and fines. These requirements continue to evolve and vary by region and regime, which increases the risk of noncompliance and impacts operations, including additional expenses and resources necessary to ensure and manage compliant operations.

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

We use, and may continue to expand our use of, machine learning and artificial intelligence technologies to deliver our services and operate our business.

If we fail to successfully integrate artificial intelligence (“AI”) technologies into our platform and business processes, or if we fail to keep pace with rapidly evolving AI technological developments, including attracting and retaining talented AI developers and programmers, we may face a competitive disadvantage. At the same time, the use or offering of AI technologies may result in new or expanded risks and liabilities, including enhanced government or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, reputational harm, and security risks. It is not possible to predict all of the risks related to the use of AI and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability. The cost of complying with laws and regulations governing AI could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in efforts to further incorporate AI into our processes.

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

While it intends for its acquisitions to enhance its competitiveness and profitability, Unique Logistics cannot be certain that its past or future acquisitions will be accretive to earnings or otherwise meet its operational or strategic expectations. Special risks, including accounting, regulatory, compliance, information technology or human resources issues, may arise in connection with, or as a result of, the acquisition of an existing company, including the assumption of unanticipated liabilities and contingencies, difficulties integrating acquired businesses, possible management distractions, or the inability of the acquired business to achieve the levels of revenue, profit, productivity or synergies Unique Logistics anticipates or otherwise perform as Unique Logistics expects on the timeline contemplated. Unique Logistics is unable to predict all of the risks that could arise as a result of its acquisitions.

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

Unique Logistics may experience difficulties integrating the operations, personnel, and assets of acquired businesses that may disrupt its business, dilute stockholder value, and adversely affect its operating results.

A core component of Unique Logistics’ business plan is to continue to acquire businesses in the transportation and logistics industry. There can be no assurance that Unique Logistics will be able to identify, acquire or profitably manage businesses or successfully integrate acquired businesses into its existing business without substantial costs, delays, or other operational or financial problems. Such acquisitions also involve numerous operational risks, including:

●	difficulties integrating operations, technologies, services and personnel;

●	the diversion of financial and management resources from existing operations;

●	the risk of entering new markets;

●	the potential loss of existing or acquired strategic operating partners following an acquisition;

●	the potential loss of key employees following an acquisition and the associated risk of competitive efforts from such departed personnel;

●	possible legal disputes with the acquired company following an acquisition; and

●	the inability to generate sufficient revenue to offset acquisition or investment costs.

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

General Risk Factors

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

Significant adverse economic and industry conditions could negatively affect Unique Logistics’ ability to pay principal and interest on its debt and limit its ability to fund working capital, capital expenditures, possible acquisitions, dividends, share repurchases, or other investments. If Unique Logistics is unable to generate sufficient cash flows to satisfy its debt obligations or refinance these debt obligations with commercially acceptable terms, it may adversely impact Unique Logistics’ financial position and results of operations. Further, Unique Logistics may be unable to comply with the various restrictions and covenants under its indebtedness, which may result in default and its outstanding indebtedness may become immediately due and payable and adversely impact its financial position or, as with the Second Waiver, may require us to make payments and issue securities in connection with obtaining a waiver of any such default.

Unique Logistics may be adversely impacted by changing interest rates.

We are exposed to changes in interest rates as all of our debt, except the promissory notes that we issued to ULHK in the ULHK Entities Acquisition and for the acquisition of its shares in Unique Singapore, includes variable interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, economic conditions, and other factors beyond our control. A significant increase in interest rates could adversely impact Unique Logistics’ financial position and results of operations.

Unique Logistics may be subject to negative impacts of changes in political and governmental conditions, particularly with respect to its operations in China.

Unique Logistics’ operations may be subject to the influences of significant political, governmental, and similar changes and Unique Logistics’ ability to respond to them, including:

●	changes in political conditions and in governmental policies;

●	changes in and compliance with international and domestic laws and regulations; and

●	wars, civil unrest, acts of terrorism, and other conflicts, including rising tensions between the United States and China and the current conflict in the Red Sea, which is impacting the global freight market.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

From time to time, the Company is subject to attempted cyber-attacks and other cybersecurity risks. The nature of our business requires that we store and exchange electronically with appropriate parties and systems personally identifiable information that may be targeted in an attempted cybersecurity breach. In addition, our business is heavily reliant on various information technology and application systems that may be impacted by a malicious cyber-attack. These cyber incidents may cause lost revenues or increased expenses stemming from reputational damage and fines related to breach of personally identifiable information, inability to use certain systems for a period of time, loss of financial assets, remediation and litigation costs and increased cybersecurity protection costs. We have developed and continue to invest in a variety of controls to prevent, detect and appropriately react to such cyber-attacks including periodically testing our systems’ security and access controls. However, cybersecurity risks continue to become more complex and broad ranging, and our internal controls provide only a reasonable, not absolute, assurance that we will be able to protect ourselves from significant cyber-attack incidents. By outsourcing certain business and administrative functions to third parties, we may be exposed to an enhanced risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on the Company’s results of operations, liquidity and financial condition.

The Company maintains an Enterprise Risk Management (“ERM”) program, which includes processes for key risk identification, mitigation efforts, and day-to-day management of risks, including cybersecurity risks. The ERM program is administered by our risk management committee, consisting of the Company’s Chief Executive Officer, Chief Financial Officer, and Vice President, Compliance & Risk Management, and involves our outsourced global cybersecurity team, which possesses significant knowledge and expertise in cybersecurity risks.

Our global cybersecurity team ensures that the cybersecurity risks identified through the ERM program are incorporated into our overall cybersecurity program. We have put into place programs to address key cybersecurity risks including layered coverage with focus areas and practices designed to address network and endpoint security, application security, and security operations. We have processes in place to oversee and identify risks from cybersecurity threats associated with the use of third-party technology including third-party risk management, process and partner intake risk assessments, and dedicated procurement functions. These processes help mitigate the risks associated with utilizing external technology platforms and help prevent disruptions to our business operations.

We consistently involve our external cybersecurity experts to assess our cybersecurity program, risk management, and relevant internal controls.  Although we have not experienced a material cyber-attack, we maintain insurance coverage to specifically address cybersecurity risks. The coverage provides protection up to $1 million above a deductible of $50,000 for various cybersecurity risks including liability, business interruptions, cybercrimes and privacy breach related incidents.

Our business continuity program follows industry standards for disaster recovery practices. Our program includes multiple components that act as an additional line of defense among them are regular functional recovery and tabletop exercises; cybersecurity exercises; protected backups for critical data; recovery time objectives; and recovery point objectives including achievability metrics, application criticality, program audit and maintenance, awareness and training, business impact analysis, and risk evaluation and controls.

Cybersecurity Governance

The Board of Directors is tasked with oversight of the Company’s cybersecurity, information governance, and privacy programs.

All tasks related to assessing and managing the Company’s material risks from cybersecurity threats are delegated to the risk management committee that oversees our ERM program, which includes cyber-related risk items. In addition, our risk management committee receives quarterly reports on cybersecurity from our global cybersecurity team that has experience and expertise supporting mitigation of the potential cybersecurity threats facing our organization and vulnerabilities facing our technology infrastructure and potential cybersecurity threats.

All members of our management team have been provided sufficient training to obtain an understanding of cybersecurity risks and exposures. The management team is actively promoting the Company’s cybersecurity policies and procedures, and leading discussions and mitigations of cybersecurity risks in the areas of their responsibilities.

Item 2. Properties.

Unique Logistics’ corporate headquarters is located at 154-09 146th Avenue, Jamaica, NY 11434. We lease this space, consisting of 2,219 square feet, pursuant to a lease agreement that expires on April 30, 2029.

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

Item 3. Legal Proceedings.

The Company is not currently involved in any disputes and does not have any litigation matters pending that it believes could have a material effect on its financial condition or results of operations.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded on the Pink tier of the OTC Markets Group under the trading symbol “UNQL.”

Holders of Common Equity

As of August 31, 2024, there were 72 stockholders of record of the Common Stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities during the year ended May 31, 2024, that were not registered under the Securities Act of 1933, as amended, and were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of May 31, 2024 with respect to our compensation plans under which equity securities may be issued.

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

Transfer Agent

Securities Transfer Corporation (“SCT”) is the transfer agent for the Common Stock. The principal office of STC is located at 2901 N Dallas Parkway Suite 380 Plano, Texas 75093, and its telephone number is (469) 633-0101.

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

As discussed above (See “Item 1. Business — Growth Strategy — Strategic Acquisitions”), on February 21, 2023, the Company completed the acquisition of all of the share capital owned by ULHK in eight subsidiaries for $26.5 million. In addition to the acquisition of the shares in the ULHK Entities, Unique Logistics acquired two companies that are owned by two of the ULHK Entities. Acquisition of these entities is expected to have a material favorable impact on revenues and consolidated income of the Company going forward.

Market and Business Trends, Impact on the Company

Unique Logistics’ fiscal year 2024, which commenced on June 1, 2023, can be considered a tale of two halves. The shipping industry continued to experience weak demand during the first half of the year, particularly from importers, due to remaining high inventory levels and excess carrier capacity. Carriers increased their capacity to meet surging demand for space by ocean freight and air freight from United States importers during the second half of calendar 2021 as retailers increased inventory and the United States began to emerge from the most onerous restrictions connected to the COVID-19 pandemic. The resulting extremely competitive conditions in the industry led to continued transportation rates that were low compared to pre-COVID levels, resulting in decreased revenue and gross margins both for the Company and in the industry generally.

Beginning in November 2023, however, demand started to increase, and at the same time, the attacks on ships in the Red Sea that began in October 2024, requiring re-routing of vessels traveling from Asia to Europe and the East Coast of the United States lengthened ocean transit times and created equipment displacement and shortages, resulting in increased freight rates but lower shipping volumes. As the Company was unable to respond to such price increases for approximately 30-45 days, this decreased our gross margins during this period. These conditions also resulted in growth in airfreight volume beginning in March 2024, with importers looking to build up depleted inventory and seeking an alternative to ocean freight shipping. Air freight volumes were already on an elevated trend driven by Chinese e-commerce shipments and the Red Sea situation added to this volume as shippers converted ocean shipments to air. Ocean freight pricing eventually began to increase as well due to the increased demand, but not until June 2024, that is, after our 2024 fiscal year-end.

Results of Operations

Revenue

For the years ended May 31, 2024, and 2023, Unique Logistics’ revenue by product line was as follows:

	For the Year Ended May 31, 2024	For the Year Ended May 31, 2023	$ change	% change
Revenues
Airfreight	$120,835,647	$80,971,563	$39,864,084	49.2%
Ocean freight	101,713,709	181,432,206	(79,718,497)	(43.9)%
Contract logistics	2,754,104	3,217,479	(463,375)	(14.4)%
Customs brokerage and other services	37,215,964	59,997,244	(22,781,280)	(38.0)%
Total revenues	$262,519,424	$325,618,492	$(63,099,068)	(19.4)%

For the years ended May 31, 2024, and 2023, the Company’s revenue by product line, excluding the operations of the ULHK Entities acquired on February 21, 2023, were as follows:

	For the Year Ended May 31, 2024	For the Year Ended May 31, 2023	$ change	% change
Revenues
Airfreight	$84,680,298	$77,300,042	$7,380,256	9.5%
Ocean freight	78,626,083	176,535,202	(97,909,119)	(55.5)%
Contract logistics	2,754,104	3,217,479	(463,375)	(14.4)%
Customs brokerage and other services	30,142,642	58,495,545	(28,352,903)	(48.5)%
Total revenues	$196,203,127	$315,548,268	$(119,345,141)	(37.8)%

The 19.4% decrease in total revenues for the year ended May 31, 2024, compared with the year ended May 31, 2023, is primarily due to decreases in ocean freight revenue and, to a lesser extent, in revenue from customs brokerage and other services, offset by an increase in air freight revenue.

The 43.9% decrease in ocean freight revenue was due to a 48.5% decrease in the pricing for such services, resulting in a 110.3% decrease in such revenue, offset by an 8.8% increase in volume that resulted in a 10.3% increase in such revenue, year over year. The year over year variations in pricing and volume was primarily attributable to the market impacts of the attacks on ships in the Red Sea during the second half of fiscal 2024.

Excluding ocean revenues of $23.1 million (net of intercompany eliminations) attributable to the acquisition of the ULHK Entities, ocean freight revenue decreased by 55.5% during the year ended May 31, 2024 compared to the year ended May 31, 2023. Such decrease is the result of decreases of 42.6% in pricing for such services, which resulted in a 76.8% decrease in revenues, and 22.4% in volume that resulted in another 23.2% reduction in revenues, year over year.

The decline in revenue from customs brokerage and other services during the year ended May 31, 2024 as compared to the year ended May 31, 2023, was a direct result of our asking customers to pay their own duties, which is typically not a profit producing activity. Payment of duties is more of a service to the customer as the Company pays for duties and gets reimbursed by the customer without making a profit.

The 49.2% increase in airfreight revenue was due to the acquisition of the ULHK Entities and the market trends discussed above, specifically, demand shifting from ocean freight to airfreight as a result of the Red Sea situation. Air freight volumes were already on an elevated trend driven by Chinese e-commerce shipments and the Red Sea situation added to the air freight volume increases. An 84.6% increase in volume resulted in a 138.9% increase in air freight revenue, offset by a 38.9% reduction in such revenue resulting from a 19.1% decrease in air freight pricing during the year ended May 31, 2024 compared to the year ended May 31, 2023. The pricing decrease in the airfreight segment is mostly due to a significant increase in global air traffic creating additional capacity for air freight.

Excluding airfreight revenues of $36.2 million (net of intercompany eliminations) attributable to the operations of the ULHK Entities, air freight revenue increased by 9.5% during the year ended May 31, 2024 compared to the year ended May 31, 2023. A 32.9% increase in volume resulted in a 284.1% increase in revenue, offset by a 184.1% reduction in such revenue as a result of a 17.6% decrease in pricing, year over year.

While not a material contributor to the decrease in revenues generally, contract logistics revenue declined by 14.4% during the year ended May 31, 2024 compared to the year ended May 31, 2023, both with and without the inclusion of the operations of the ULHK Entities, indicating that less cargo was being handled in the Company’s warehouses year over year.

Costs and Operating Expenses

For the years ended May 31, 2024 and 2023, Unique Logistics’ costs and operating expenses were as follows:

	For the Year Ended, May 31, 2024	For the Year Ended, May 31, 2023	$ change	% change
Costs and operating expenses:
Airfreight	$113,658,342	$72,578,396	$41,079,946	56.6%
Ocean freight	87,701,339	160,572,708	(72,871,369)	(45.4)%
Contract logistics	789,912	1,045,680	(255,768)	(24.5)%
Customs brokerage and other services	29,268,044	55,280,445	(26,012,401)	(47.1)%
Salaries and related costs	22,884,389	15,378,957	7,505,432	48.8%
Professional fees	1,676,533	1,261,899	414,634	32.9%
Rent and occupancy	5,375,214	3,077,975	2,297,239	74.6%
Selling and promotion	2,448,631	2,883,916	(435,285)	(15.1)%
Depreciation and amortization	2,022,172	1,270,462	751,710	59,2%
Foreign exchange transactions, net	(312,691)	-	(312,691)	-
Other expense	2,228,788	1,880,332	348,456	18.5%
Total costs and operating expenses	$267,740,673	$315,230,770	$(47,490,097)	(15.1)%

For the years ended May 31, 2024 and 2023, the Company’s costs and operating expenses, excluding the operations of the ULHK Entities, were as follows:

	For the Year Ended, May 31, 2024	For the Year Ended, May 31, 2023	$ change	% change
Costs and operating expenses:
Airfreight	$82,069,499	$70,906,593	$11,162,906	15.7%
Ocean freight	69,265,283	156,902,654	(87,637,371)	(55.9)%
Contract logistics	789,912	1,050,896	(260,984)	(24.8)%
Customs brokerage and other services	24,829,319	53,795,550	(28,966,231)	(53.8)%
Salaries and related costs	14,447,900	13,863,305	584,595	4.2%
Professional fees	1,485,205	1,225,069	260,136	21.2%
Rent and occupancy	3,350,428	2,861,807	488,621	17.1%
Selling and promotion	2,125,200	2,831,767	(706,567)	(25.0)%
Depreciation and amortization	1,803,684	1,090,915	712,769	65.3%
Other expense	1,964,876	1,704,263	260,613	15.3%
Total costs and operating expenses	$202,131,306	$306,232,819	$(104,101,513)	(34.0)%

The $58.1 million or 20.1% decrease in cost of sales correlates with the 19.4% decrease in revenue for fiscal 2024 compared to fiscal 2023, specifically in ocean freight, contract logistics and customs brokerage.

All other operating and administrative expenses increased by $10.6 million during the year ended May 31, 2024, compared to the year ended May 31, 2023, primarily due to a $7.5 million increase in salaries and related costs, $6.9 million of which is attributable to the employees of our new subsidiaries acquired in the ULHK Entities Acquisition. The balance of this increase resulted primarily from increases in depreciation and amortization, rent and occupancy and, to a lesser extent, professional fees. The Company doesn’t expect significant increases in salaries and benefits going forward and is considering actions it can implement to curtail these costs in future periods.

The 59.2% increase in depreciation and amortization was the result of recognition of approximately $6.5 million of identifiable intangible assets such as customer relations and non-compete agreements as part of the ULHK Entities Acquisition. These intangible assets are now being amortized over the useful life of the assets contributing to approximately half of the increase, with the other half being contributed by depreciation expense recorded by the ULHK Entities. Approximately half of the 74.6% increase in rent and occupancy expenses was due to an increase in the rental rates of our warehouse facility in Los Angeles and the other half to leases of the newly acquired ULHK Entities. The Company doesn’t expect significant increases in rent and occupancy expenses going forward. Professional fees increased during the year ended May 31, 2024, compared to the year ended May 31, 2023 primarily due to additional legal fees incurred in connection with the now-abandoned merger transaction with Edify pursuant to the Merger Agreement that we entered into in December 2022 and terminated on March 1, 2024. Finally, selling and promotion expenses decreased by 15.1% year over year due to lower sales commissions as a result of revisions of commission-based sales targets.

Excluding costs (net of intercompany eliminations) attributable to the operations of the ULHK Entities, costs of sales decreased by 37.4% and is consistent with the 37.8% reduction in revenue for the same period.

Other operating and administrative expenses, excluding the operations of the ULHK Entities, increased by $1.6 million, primarily as a result of increases in salaries and related costs, rent expense and depreciation and amortization, offset by a decrease in selling and promotion expenses. Professional fees increased by $0.3 million primarily due to additional legal fees incurred in connection with the now-abandoned merger transaction with Edify, as discussed above. Rent expense increased due to an increase in the rental rates of our warehouse facility in Los Angeles. The 65.3% increase in depreciation and amortization was the result of our recognition of approximately $6.5 million of identifiable intangible assets such as customer relations and non-compete agreements as part of the ULHK Entities Acquisition. Selling and promotion expenses decreased by $0.7 million or 25.0% year-over-year due to lower sales commissions as a result of revisions of commission-based sales targets.

Gross Margin

Gross margin as a percentage of revenue increased from 11.1% for the year ended May 31, 2023, to 11.9% consolidated, or decreased to 9.8% when excluding the operations of the ULHK Entities, during the year ended May 31, 2024. The consolidated gross margin improvement is due to the better management of freight purchasing through diversified network and synergies achieved as a result of the acquisition of ULHK Entities. Gross margin is an important measurement of a logistics company’s efficiency and profitability. The Company is focused on this and other measures when making strategic decisions and investments.

Other Income (Expenses)

For the years ended May 31, 2024 and 2023, other expenses were $11.1 million and $0.9 million, respectively, and consisted of interest expense, change in fair value of derivative and contingent liabilities, SPAC merger termination costs and uplist termination costs.

For the year ended May 31, 2024, interest expense was $4.4 million compared to $3.8 million for the year ended May 31, 2023. This increase is primarily due to the interest incurred on the promissory notes that we issued to ULHK in the ULHK Entities Acquisition and increased outstanding balances from our operating line of credit with TBK Bank, SSB during fiscal 2024.

For the year ended May 31, 2023, the Company recognized gain on change in valuation of contingent consideration in the amount of $1.8 million, which represents the reversal of a previously recorded earn-out provision as part of ULHK Entities Acquisition as we determined after closing that the milestones that would have triggered the payment had not been met. There was no similar item during the year ended May 31, 2024.

For the year ended May 31, 2024, the Company recorded $5.9 million gain in fair value of derivative liability compared to a $0.9 million gain in fair value of derivative liabilities recorded for the year ended May 31, 2023. This derivative related to the antidilution provision imbedded in the Company’s preferred stock.

Finally, for the year ended May 31, 2024, the Company recorded losses related to the termination of the Merger Agreement, including a write off previously capitalized uplist cost in the amount of $3.1 million, assumption of $3.0 term debt and the issuance of the Warrants, which had a fair value of $6.9 million. There were no similar expenses incurred during the year ended May 31, 2023.

Net (Loss) Income

Net loss was $7.1 million for the year ended May 31, 2024, compared to net income of $8.2 million for the year ended May 31, 2023. Net loss attributable to common shareholders was $7.0 million during the year ended May 31, 2024 compared to net income available to common shareholders of $8.2 million for the year ended May 31, 2023. These results were mostly due to the $4.4 million loss from operations during fiscal 2024 compared to income from operations of $10.5 million during fiscal 2023 and the $11.4 million in other expenses incurred during fiscal 2024, partially offset by an $8.7 million income tax benefit in fiscal 2024.

Impairment Considerations

Given the history of reduction in revenue, use of cash from operations, and net loss for the year ended May 31, 2024, the Company reviewed goodwill and intangible assets for potential impairment. In evaluating the potential events and circumstance during the fiscal year, management did not note any impairment indicators that would cause more likely than not the fair value of any reporting units to be less than its carrying amount. For such evaluation management used current year projections, and independently determined enterprise value of the Company.

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

The following table summarizes the Company’s total current assets, liabilities and working capital at the dates indicated:

	May 31, 2024	May 31, 2023	Change	% change
Current Assets	$51,732,391	$60,326,985	$(8,594,594)	(14.2)%
Current Liabilities	47,589,867	52,448,603	(4,858,736)	(9.3)%
Working Capital	$4,142,524	$7,878,382	$(3,735,858)	(47.4)%

The Company’s working capital was $4.1 million and $7.9 million, respectively, as of May 31, 2024 and 2023. The Company maintains its operating line of credit with TBK Bank, SSB, and on July 20, 2023, the Company entered into an agreement with TBK Bank to renew the TBK line of credit with a credit limit of up to $25.0 million. The Company experienced negative operating cash flows during the year ended May 31, 2024, due to adverse market conditions. We believe that the funds available under the TBK line of credit are sufficient to provide the Company with the cash required to support its ongoing operations until market conditions improve.

While the Company continues to execute its strategic plan and grow its customer base, management is focused on managing cash and monitoring the Company’s liquidity position. We have implemented several initiatives to conserve our liquidity position, including increasing credit facilities, when needed, reducing the cost of debt by obtaining more favorable financing, controlling general and administrative expenditures, and improving our cash collection processes. Many aspects of our liquidity plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful, which could have a material adverse effect on our operating results, financial condition, and liquidity. Negative operating capital may be an indicator that there could be a going concern issue, but based on our evaluation of the Company’s projected cash flows and business performance as of and subsequent to May 31, 2024, management has concluded that the Company’s current cash and cash availability under the TBK line of credit as of May 31, 2024, would be sufficient to fund its planned operations and alleviates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the consolidated financial statements were issued.

Cash generated and used by the Company during the years ended May 31, 2024 and 2023 was as follows:

	For the Year Ended, May 31, 2024	For the Year Ended, May 31, 2023	Change
Net cash (used in) provided by operating activities	$(13,810,278)	$32,142,133	$(45,952,410)
Net cash used in investing activities	359,898	10,523,976	(10,164,079)
Net cash provided (used in) by financing activities	10,670,504	(37,347,523)	48,018,027
Effect of exchange rate changes on cash	(164,801)	3,258	(168,059)
Net (decrease) in cash and cash equivalent	$(2,944,677)	$5,321,845	$(8,266,521)

Operating activities used cash of $13.8 million during the year ended May 31, 2024 compared to net cash provided by operating activities of $32.1 million during the year ended May 31, 2023. The primary reason for the cash used during 2024 was the loss from operations of $4.4 million, an increase in accounts receivables of $4.0 million and a reduction in accounts payable of $6.5 million. The primary reason for cash provided during the year ended May 31, 2023, was collections on accounts receivables offset by a reduction in accounts payable and accrued freight.

Investing activities provided cash of $0.4 million during the year ended May 31, 2024 compared to $10.5 million during the year ended May 31, 2023. During the year ended May 31, 2024, investing activities consisted of purchases of equipment and dividends received from equity method investments. During the year ended May 31, 2023, investing activities consisted of purchases of equipment, dividends and cash acquired as part of business combination that is cash remaining in the acquired entities’ bank accounts.

Financing activities provided cash of $10.7 million during the year ended May 31, 2024, as a result of additional borrowings of $5.1 million from the TBK line of credit and $8.0 million under the Financing Agreement, offset by partial repayments of the notes issued in the ULHK Entities Acquisition. Financing activities used cash of $37.4 million during the year ended May 31, 2023, primarily as a result of our repayment of $30.1 million on the TBK Bank line of credit offset by borrowing $4.0 million in the form of a term debt and repayment of $10.7 million of related party notes. Cash used by financing activities during the year ended May 31, 2023 was primarily for repayment of $40.0 million in liabilities, primarily repayment of the TBK Bank line of credit.

Critical Accounting Estimates

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has discussed the development and selection of these critical accounting estimates with our board of directors. In addition, there are other items within our financial statements that require estimation but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Derivative liability

The Company has identified and recorded derivative instruments arising from an anti-dilution provision. An embedded derivative liability is representing the rights of holders of Convertible Preferred Stock Series A, C and D to receive additional shares of Common Stock upon issuance of any additional shares of Common Stock by the Company prior to a qualified financing event as defined in the preferred shares agreement. Each reporting period, the embedded derivative liability, if material, would be adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of embedded derivative liability” financial statement line item of the Company’s statements of operations. The underlying value of the anti-dilution provision is calculated from estimating the probability and value of the provision assuming a near term financing event. For the year ended May 31, 2024, based on the assumption of how antidilutive shares of Convertible Preferred Series A, C and D would be exchanged in the near future for shares of Common Stock, and the fact that the antidilution provision of these shares is effective through December 31, 2024, the assumptions include probability of the financing event, estimated value of the Common Stock at the exchange point and estimated time to financing event, therefore this estimate is subject to uncertainty. This estimate is deemed critical as the underlying value of this instrument changed by 7.1% and 50.1% during the years ended May 31, 2023, and 2024 respectively.

Warrants

As previously discussed, in connection with the termination of the Merger Agreement on March 1, 2024, the Company agreed to issue the Warrants entitling the holder thereof to purchase a number of shares of Common Stock equal to the greater of (a) 7% of enterprise value as calculated in a manner to be mutually agreed and acceptable to the origination agent and the Company on a fully diluted basis and (b) $7,000,000, on terms, conditions and in a form reasonably acceptable to origination agent, and having an exercise price of $0.01 per share.

The anti-dilution provisions applicable to the Warrants shall at no time be less favorable to the holder thereof than those accorded by the Company to any other person on or after the effective date of the Second Waiver. The Warrants shall be exercisable for a period of 7.5 years. This arrangement did not meet qualification requirements to be classified as equity because there is no explicit limit on the number of shares to be delivered in a share settlement. Accordingly, the Warrants were classified as a liability as the issuer is obligated to settle the Warrants by issuing a variable number of shares and the monetary value of the obligation based on a predetermined fixed amount, variation in something other than the issuer’s stock price, in this case the amount is the enterprise value of the Company at the time of the future financing event. As the Warrants were not yet issued on the balance sheet date, the Warrants were recorded as other long-term liability. Due to the unique nature of the Warrants, which the Company anticipates will have an effective date of September 1, 2024, a Monte Carlo simulation was necessary in order to properly perform the valuation. Monte Carlo simulation analysis is mathematically similar to that used in a Black-Scholes option pricing model. However, in a Monte Carlo simulation, a computer is used to generate random price movements, which are constrained by the expected volatility of the underlying security. Where each step in a binomial model contains two possible outcomes, each step in a Monte Carlo simulation contains an unlimited number of potential outcomes. This estimate is deemed critical as the underlying value of this instrument changed from $7,415,816 to $6,879,823 or by 7.2% from the inception on March 1, 2024 through May 31, 2024.

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

Following is the reconciliation of our consolidated net income to adjusted EBITDA for the years ended May 31, 2024 and 2023:

	For the Year Ended May 31, 2024	For the Year Ended May 31, 2023
Net income	$(7,113,203)	$8,214,568

Add Back:
Income tax (benefit) expense	(8,669,235)	1,388,983
Depreciation and amortization	2,022,172	1,270,462
Gain (loss) on foreign exchange	(312,691)	-
Change in fair value of derivative liability	(5,889,261)	(879,733)
Change in fair value of contingent liability	-	(1,750,000)
Uplist termination cost	3,054,514	-
Interest expense	4,360,242	3,836,511
Change in fair value of expected warrants	535,993	-
SPAC merger termination cost	9,338,530	-
Adjusted EBITDA	$(2,672,939)	$12,080,791

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the Company recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Evaluation of disclosure and controls and procedures

As of May 31, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of May 31, 2024, our disclosure controls and procedures were not effective and require remediation in order to be effective at the reasonable assurance level.

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

The Company’s principal executive officers, that is, our Chief Executive Officer and Chief Financial Officer, have assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2024. In making this assessment, the Company’s principal executive officers were guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The Company’s principal executive officers have concluded, based on their assessment, that as of May 31, 2024, our internal control over financial reporting was not effective and requires remediation in order to be effective at the reasonable assurance level. In addition, our auditors identified material weaknesses in our internal control over financial reporting during their audit of our financial statements for the fiscal year ended May 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing the financial statements for the year ended May 31, 2024, we identified separate material weaknesses in internal control over financial reporting, which relates to the ineffective design and implementation of information technology general controls (“ITGC”) combined with the lack of properly designed management review controls to compensate for these deficiencies. The Company’s ITGC deficiencies included improperly designed controls pertaining to user access rights and segregation of duties over systems that are critical to the Company’s system of financial reporting. Management’s general assessment of the above processes in light of the company’s size, maturity and complexity, as to the design and effectiveness of the internal control over financial reporting is that the key controls and procedures in each of these processes provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the fiscal year ended May 31, 2024 and subsequently to year end we commenced the remediation and actively addressed a number of previously identified material weaknesses in internal control over financial reporting, including ITGC deficiencies and we significantly improved our accounting processes, and documentation, introduced new accounting policies and procedures, upgraded our accounting personnel and provided our employees with necessary tools and resources. but because we have not completed a full risk assessment of the internal control over financial reporting at the activity level, including extensive process documentation and testing, we are not able to conclude that our internal control over financial reporting are operating effectively and efficiently at this time. The Company’s principal executive officers and board of directors are committed to achieving full compliance.

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

Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2024, the Company actively addressed and commenced to remediate a number of previously identified material weaknesses in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We improved our accounting processes and documentation, introduced new accounting policies and procedures, and provided training to our accounting personnel. There have been no changes except for the improvements discussed above in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth, as of the date hereof, the names and ages of our executive officers and directors, and their respective positions and offices held.

Name	Age	Position
Sunandan Ray	66	President and Chief Executive Officer, Director
Migdalia Diaz	57	Chief Operating Officer
Eli Kay	57	Chief Financial Officer
David Briones	48	Director
Patrick Lee	47	Director

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

Migdalia (“Mickey”) Diaz has served as Chief Operating Officer of Unique Logistics since April 2022. She brings over 32 years of experience in the logistics industry prior to joining the Company, with over 20 years in officer and senior management roles. Between 2018 and April 2022, Ms. Diaz served as Senior Vice President Customer Experience for the Americas and as Vice President of Operations USA at GEODIS, an international logistics provider. From 2011 to 2018, Ms. Diaz served as Vice President of Operations and board member at Dachser USA, another international logistics company. From 2006 to 2011 Ms. Diaz served as a board member, Chief Operating Officer of USA, and Chief Executive Officer Latin America of IJS Global, an international freight forwarder. The Unique Logistics board of directors believes that Ms. Diaz’s experience in management and operations and her extensive knowledge in logistics and international regulatory requirements makes her ideally qualified to help lead it towards continued growth and success.

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

Patrick Lee has served as a member of the board of directors of Unique Logistics since October 2020. Mr. Lee has 15 years of experience in freight forwarding/warehousing senior management. Previously, he had been involved in two global companies in the logistics industry, holding positions including Management Trainee, Business Development Coordinator, and Logistics Operations Coordinator. From 2005 through 2012, Patrick was the Business Development Director for ULHK. From 2012 to 2017, Patrick served ULHK in his capacity as Executive Vice President, and has served as its Group Chief Operating Officer since 2017 and as a member of its board of directors since 2012. He has a Bachelor of Commerce from University of British Columbia (Canada) and an MSc in Supply Chain Management from Cranfield University (England).

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation earned by Unique Logistics’ executive officers for their services rendered in all capacities for the fiscal years ended May 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other ($)		Total ($)
Sunandan Ray,	2024	277,293	202,746	19,500	(1,2)	499,539
President and Chief Executive Officer	2023	290,140	325,898	19,500		635,538

Migdalia Diaz,	2024	281,663	0	1,500	(2)	283,163
Chief Operating Officer	2023	304,500	25,000	1,500		331,000

Eli Kay,	2024	222,000	25,000	1,500	(2)	248,500
Chief Financial Officer	2023	217,250	29,700	1,500		248,450

(1)	Consists of automobile allowance of $18,000 and home office allowance.
(2)	Consists of home office allowance.

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

There were no equity awards outstanding at May 31, 2024 or 2023.

Director Compensation

The Company does not currently compensate its directors for their service in such capacity and did not do so during the years ended May 31, 2024 or 2023.

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

On September 17, 2024, Unique Logistics entered into an amendment to the existing Employment Agreement, dated as of August 11, 2021, with Eli Kay. Pursuant to the Kay Amendment, Mr. Kay’s annual salary shall be increased from $180,000 to $275,000, and the scope of Mr. Kay’s employment will be updated from the Chief Financial Officer of the Company to Chief Financial Officer for the Company and its subsidiaries and affiliates. The amendment further extends the termination notice period from 30 days to six months. According to the amendment, in the event of termination without cause and in lieu of six months’ notice of termination, the Company shall pay Mr. Kay his ongoing salary for six months and Mr. Kay shall be entitled to any bonus earned and disbursed during the termination notice and severance period.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 29, 2024, the number of shares of Common Stock owned by (i) each person who is known by us to own of record or beneficially 5% or more of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The address of our directors and officers is c/o Unique Logistics Holdings, Inc. at 154-09 146th Ave, Jamaica, NY 11434.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 799,141,770 shares of Common Stock issued and outstanding as of August 29, 2024. Shares of Common Stock subject to options, warrants, shares of Preferred Stock or other securities convertible into Common Stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of August 29, 2024, are deemed outstanding (i) without regard to the fact that the Company is limited to 800,000,000 authorized shares of Common Stock and (ii) for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but not for computing the percentage of any other person.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions to which Unique Logistics has been or will be a party in which the amount involved exceeded or exceeds or will exceed $120,000 and in which any of Unique Logistics’ directors, executive officers or beneficial holders of more than 5% of any class of its capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described in the section of this report entitled “Executive Compensation.”

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

Purchase of Equity Interests

As discussed above, on August 1, 2024, Unique Logistics purchased all of the shares of common stock of Unique Singapore from ULHK for $2,150,000. Patrick Lee, a director of the Company, is a director and the Group Chief Operating Officer of ULHK. Richard Lee, an owner of ULHK, is also an affiliate of the Company through his interests in Great Eagle Freight Limited. Mr. Lee’s interest in the purchase is approximately $223,600 based on his ownership in ULHK.

Item 14. Principal Accountant Fees and Services.

	Year Ended May 31, 2024	Year Ended May 31, 2023
Audit fees	$662,525	$492,000
Audit related fees	-	-
Tax services	-	-
All other fees	-	-
Total:	$662,525	$492,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a. Exhibits

(a)	Exhibits.

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Certificate of Designation of Series A Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.1	10/13/2020
3.2	Certificate of Designation of Series B Preferred of Innocap, Inc., dated October 7, 2020	8-K	3.2	10/13/2020
3.3	Certificate of Designation of Series C Convertible Preferred Stock of Unique Logistics International, Inc., dated December 7, 2021	8-K	3.1	12/13/2021
3.4	Certificate of Designation of Series D Convertible Preferred Stock of Unique Logistics International, Inc., dated December 7, 2021	8-K	3.2	12/13/2021
3.5	Certificate of Correction to Certificate Designation of Series C Convertible Preferred Stock of Unique Logistics International, Inc., dated December 8, 2021	8-K	3.3	12/13/2021
3.6	Certificate of Correction to Certificate Designation of Series D Convertible Preferred Stock of Unique Logistics International, Inc., dated December 8, 2021	8-K	3.4	12/13/2021
3.7	Certificate of Correction to Certificate Designation of Series C Convertible Preferred Stock of Unique Logistics International, Inc., dated December 15, 2021	10-Q	3.5	01/14/2022
3.8	Certificate of Correction to Certificate Designation of Series D Convertible Preferred Stock of Unique Logistics International, Inc., dated December 15, 2021	10-Q	3.6	01/14/2022
3.9	Amended and Restated Articles of Incorporation	8-K	3.1	01/14/2021
3.10	Amended and Restated Bylaws	8-K	3.1	11/09/2021

3.11	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on April 26, 2022	8-K	3.1	04/29/2022
3.12	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on October 4, 2022	8-K	3.1	10/07/2022
3.13	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on October 4, 2022	8-K	3.2	10/07/2022
3.14	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on October 4, 2022	8-K	3.3	10/07/2022
3.15	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on March 31, 2023	10-Q	3.1	04/20/2023
3.16	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on March 31, 2023	10-Q	3.2	04/20/2023
3.17	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on March 31, 2023	10-Q	3.3	04/20/2023
3.18	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on January 17, 2024	8-K	3.1	01/19/2024
3.19	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on January 17, 2024	8-K	3.2	01/19/2024
3.20	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on January 16, 2024	8-K	3.3	01/19/2024
4.1	Description of Securities	10-K/A	4.1	09/22/2023
4.2	First Amendment to Intercreditor Agreement, dated July 20, 2023, by and among TBK Bank, SSB and Alter Domus (US) LLC	8-K	4.1	07/26/2023
4.3	First Amendment to Intercreditor Agreement, dated July 20, 2023, by and among Unique Logistics Holdings Limited, TBK Bank, SSB and Alter Domus (US) LLC	8-K	4.2	07/26/2023
10.1	Stock Purchase Agreement, dated April 28, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.1	09/19/2022

10.7	Share Sale and Purchase Agreement (Unique Logistics International (Vietnam) Co., Ltd.), dated September 13, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.7	09/19/2022
10.17	Amendment No. 1 to the Share Sale and Purchase Agreement for Unique Logistics International (Vietnam) Co., Ltd., dated February 21, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.8	02/27/2023
10.20	Promissory Note in the principal amount of $1,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.11	02/27/2023
10.21	Promissory Note in the principal amount of $4,500,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.12	02/27/2023
10.22	Promissory Note in the principal amount of $5,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.13	02/27/2023
10.23	Promissory Note in the principal amount of $5,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.14	02/27/2023
10.24	Promissory Note in the principal amount of $2,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.15	02/27/2023
10.25	Promissory Note in the principal amount of $1,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.16	02/27/2023
10.27	Promissory Note in the principal amount of $2,000,000, dated February 21, 2023, in favor of Unique Logistics Holdings Limited	8-K	10.18	02/27/2023
10.28	Stock Purchase Agreement, dated February 21, 2023, by and between Unique Logistics International, Inc. and Frangipani Trade Services, Inc.	8-K	10.19	02/27/2023
10.29	Promissory Note in the principal amount of $500,000, dated February 21, 2023, in favor of Frangipani Trade Services, Inc.	8-K	10.20	02/27/2023
10.30	Shareholders Agreement for ULI (South China) Company Limited	8-K	10.21	02/27/2023
10.31	Shareholders Agreement for TGF Unique Limited	8-K	10.22	02/27/2023

10.32	Share Purchase and Asset Transfer Agreement for ULI (North and East China) Company Limited and Supplement	8-K	10.23	02/27/2023
10.33	Financing Agreement, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistics Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., Alter Domus (US) LLC, CB Agent Services LLC, CB Participations SPV, LLC, and CP IV SPV, LLC	8-K	10.1	03/14/2023
10.34	Fee Letter, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., Alter Domus (US) LLC, and CB Agent Services LLC	8-K	10.2	03/14/2023
10.35	Security Agreement, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., and Alter Domus (US) LLC	8-K	10.3	03/14/2023
10.36	Collateral Assignment, dated March 10, 2023, by and among Unique Logistics International, Inc. and Alter Domus (US) LLC	8-K	10.4	03/14/2023
10.37	Intercompany Subordination Agreement, dated March 10, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., Unique Logistics International (India) Private Ltd., ULI (North & East China) Company Limited, Unique Logistics International (H.K.) Limited, ULI (South China) Limited, Unique Logistics International (South China) Limited, Unique Logistics International (Shanghai) Co., Ltd., Shenzhen Unique logistics International Limited, and Alter Domus (US) LLC	8-K	10.5	03/14/2023
10.38	Agent Fee Letter, dated March 10, 2023, by and among Unique Logistics International, Inc. and Alter Domus (US) LLC	8-K	10.6	03/14/2023
10.39	Employment Agreement, dated May 29, 2020, by and between Unique Logistics International, Inc. and Sunandan Ray	8-K	10.3	10/13/2020
10.40	Amendment dated as of May 29, 21, to Employment Agreement by and between Unique Logistics International, Inc. and Sunandan Ray	8-K	10.2	06/03/2021
10.41	Employment Agreement, dated August 11, 2021, by and between Unique Logistics International, Inc. and Eli Kay	8-K	10.1	08/16/2021
10.42	Employment Agreement, dated April 25, 2022, by and between Unique Logistics International, Inc. and Migdalia Diaz	8-K	10.1	04/26/2022
10.43	Amendment No. 1 to Stock Purchase Agreement, dated as of December 18, 2022, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.4	12/19/2022
10.44	Amended Promissory Note in the principal amount of $2,500,000, dated July 7, 2023, in favor of Unique Logistics Holdings Limited.	8-K	10.1	07/11/2023
10.45	Loan and Security Agreement, dated July 20, 2023, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., and TBK Bank, SSB	8-K	10.1	07/26/2023
10.46	Amended and Restated General Subordination Agreement, dated July 20, 2023, by and among Unique Logistics International, Inc., Unique Logistics Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc. and Frangipani Trade Services, Inc.	8-K	10.2	07/26/2023
10.48	Amendment to Promissory Note, dated as of September 8, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.1	09/20/2023
10.49	Waiver and Amendment No. 1 to Financing Agreement, dated September 13, 2023, by and among Unique Logistics International, Inc., CB Agent Services LLC, Alter Domus (US) LLC, and Alter Domus	8-K	10.2	09/20/2023
10.50	Acknowledgement and Waiver Agreement, dated as of September 18, 2023, by and among Edify Acquisition Corp., Edify Merger Sub, Inc., and Unique Logistics International, Inc.	8-K	10.3	09/20/2023
10.51	Amendment to the Amended and Restated Letter Agreement, dated as of September 18, 2023, by and among Edify Acquisition Corp., Colbeck Edify Holdings, LLC, and Unique Logistics International, Inc.	8-K	10.4	09/20/2023

10.53	Promissory Note, dated as of October 9, 2023, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.2	10/10/2023
10.54	Mutual Termination Agreement by and among Edify Acquisition Corp., Edify Merger Sub, Inc. and Unique Logistics International, Inc., dated as of March 1, 2024.	8-K	10.1	03/01/2024
10.55	Note 11, dated as of March 5, 2024, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.1	03/11/2024
10.56	Note 12, dated as of March 5, 2024, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.2	03/11/2024
10.57	Second Amended Second Net Assets Note, dated as of March 5, 2024, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.3	03/11/2024
10.58	Amended Original Seller Note, dated as of March 6, 2024, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited	8-K	10.4	03/11/2024
10.59	Waiver and amendment no. 2 to financing agreement, dated as of February 5, 2024, by and among Unique Logistics International, Inc., certain of its subsidiaries party thereto as guarantors, the lenders party thereto, CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent and administrative agent.	8-K	10.1	03/15/2024
10.60	Share Sale and Purchase Agreement, dated April 29, 2024, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.1	05/03/2024
21.1	Subsidiaries of the Registrant	10-K/A	21.1	09/22/2023
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

b. Financial Statement Schedules

None.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 17, 2024	UNIQUE LOGISTICS INTERNATIONAL, INC.

	By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sunandan Ray	Director, Chief Executive Officer	October 17, 2024
Sunandan Ray	Principal Executive Officer

/s/ Eli Kay	Chief Financial Officer	October 17, 2024
Eli Kay	Principal Financial and Accounting Officer

/s/ David Briones	Director	October 17, 2024
David Briones

/s/ Patrick Lee	Director	October 17, 2024
Patrick Lee

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Unique Logistics International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unique Logistics International, Inc. (the “Company”) as of May 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

October 17, 2024

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2024	May 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$3,799,561	$6,744,238
Accounts receivable, net	38,601,255	41,402,435
Contract assets	3,961,199	2,886,779
Other current assets and prepaids	5,370,376	9,293,533
Total current assets	51,732,391	60,326,985

Property and equipment, net	659,701	609,785

Other noncurrent assets:
Goodwill	20,516,018	20,516,018
Intangible assets, net	11,196,171	12,865,093
Equity-method investments	3,457,449	3,381,683
Operating lease right-of-use assets, net	9,019,914	10,269,516
Deferred tax asset, net	4,307,486	-
Deferred offering cost	-	2,419,976
Other noncurrent assets	2,426,314	1,133,674
Total other noncurrent assets	50,923,352	50,585,960
Total assets	$103,315,444	$111,522,730

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$19,983,859	$25,132,388
Accrued expenses and current liabilities	6,471,835	8,594,947
Accrued freight	4,054,220	3,489,957
Revolving credit facility	13,125,031	8,050,227
Current portion of notes payable	1,272,165	-
Current portion of notes payable to related parties	-	4,801,310
Current portion of operating lease liability	2,588,817	2,379,774
Total current liabilities	47,495,927	52,448,603

Noncurrent liabilities
Notes payable	10,727,835	4,000,000
Notes payable to related parties, net of current portion	11,147,010	8,750,000
Operating lease liability, net of current portion	6,902,171	8,212,445
Derivative liabilities	5,669,000	11,558,261
Deferred tax liability, net	-	4,405,442
Other noncurrent liabilities	10,961,931	4,552,346
Total noncurrent liabilities	45,407,947	41,478,494

Total liabilities	92,903,874	93,927,097

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Preferred Stock, $.001 par value: 5,000,000 shares authorized (Note 12)

Series A Convertible Preferred stock, $0.001 par value; 120,065 issued and outstanding as of May 31, 2024 and 2023. Liquidation preference $120 at May 31, 2024	120	120
Series B Convertible Preferred stock, $0.001 par value; 820,800 issued and outstanding as of May 31, 2024 and 2023. Liquidation preference of $821 at May 31, 2024	821	821
Series C Convertible Preferred stock, $0.001 par value; 195, issued and outstanding as of May 31, 2024 and 2023. Liquidation preference $4.2 million at May 31, 2024	-	-
Series D Convertible Preferred stock, $0.001 par value; 180 issued and outstanding as of May 31, 2024 and 2023. Liquidation preference $4.2 million at May 31, 2024	-	-

Common stock, $0.001 par value; 800,000,000 shares authorized; 799,141,770 shares issued and outstanding as of May 31, 2024 and 2023	799,142	799,142
Additional paid-in capital	180,220	180,220
Accumulated other comprehensive income	(161,543)	3,258
Retained earnings	5,952,906	13,066,109
Total Stockholders’ Equity attributable to common shareholder	6,771,666	14,049,670
Equity attributable to noncontrolling interests	3,639,904	3,545,963
Total Stockholders’ Equity	10,411,570	17,595,633
Total Liabilities and Stockholders’ Equity	$103,315,444	$111,522,730

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended May 31, 2024	For the Year Ended May 31, 2023
Revenues:
Airfreight	$120,835,647	$80,971,563
Ocean freight	101,713,709	181,432,206
Contract logistics	2,754,104	3,217,479
Customs brokerage and other services	37,215,964	59,997,244
Total revenues	262,519,424	325,618,492

Equity method earnings	838,829	136,656

Costs and operating expenses:
Airfreight	113,658,342	72,578,396
Ocean freight	87,701,339	160,572,708
Contract logistics	789,912	1,045,680
Customs brokerage and other services	29,268,044	55,280,445
Salaries and related costs	22,884,389	15,378,957
Professional fees	1,676,533	1,261,899
Rent and occupancy	5,375,214	3,077,975
Selling and promotion	2,448,631	2,883,916
Depreciation and amortization	2,022,172	1,270,462
Foreign exchange transactions, net	(312,691)	-
Other	2,228,788	1,880,332
Total costs and operating expenses	267,740,673	315,230,770

Income from operations	(4,382,420)	10,524,378

Other (expense) income
Interest expense	(4,360,242)	(3,836,511)
Uplist termination cost	(3,054,514)	-
Change in fair value of derivative liabilities	5,889,261	879,733
SPAC merger termination cost	(9,338,530)	-
Change in fair value of contingent liabilities	-	1,750,000
Change in fair value of expected warrants	(535,993)	-
Other income	-	285,951
Total other (expenses) income	(11,400,018)	(920,827)

Net income before income taxes	(15,782,438)	9,603,551

Income tax (benefit) expense	(8,669,235)	1,388,983

Net (loss) income	(7,113,203)	8,214,568

Noncontrolling interest (income) loss	93,941	(12,795)

Net (loss) income attributable to common shareholders	$(7,019,262)	$8,201,773

Net income available for common shareholders per common share
– basic	$(0.01)	$0.01
– diluted	$(0.01)	$-

Weighted average common shares outstanding
– basic	799,141,770	785,412,500
– diluted	799,141,770	9,664,238,154

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended May 31, 2024	For the Year Ended May 31, 2023
Net Income	$(7,113,203)	$8,214,568
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(139,741)	-
OCI tax effect	(25,060)	3,258
Total comprehensive income	(7,278,004)	8,217,826
Net loss (income) attributable to noncontrolling interest	93,941	(12,795)
Comprehensive income attributable to common shareholder	$(7,184,063)	$8,205,031

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended May 31, 2024 and 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Retained	Total Stockholders’ equity attributable	Non-Controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	earning	to registrant	Interest	Equity
Balance, June 1, 2022	130,000	$130	820,800	$821	195	$-	187	$-	687,196,478	$687,197	$292,155	$-	4,851,541	$5,831,844	$-	$5,831,844

Conversion of Preferred A to Common Stock	(9,935)	(10)	-	-	-	-	-	-	67,963,732	67,964	(67,954)	-	-	-	-	-

Conversion of Preferred D to Common Stock	-	-	-	-	-	-	(7)	-	43,981,560	43,981	(43,981)	-	-	-	-	-

Recognition of non-controlling interest upon acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,558,758	3,558,758

Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-	-	3,258	-	3,258	-	3,258

Net income	-	-	-	-	-	-	-	-	-	-	-	-	8,214,568	8,214,568	(12,795)	8,201,773

Balance, May 31, 2023	120,065	120	820,800	821	195	-	180	-	799,141,770	799,142	180,220	3,258	13,066,109	14,049,670	3,545,963	17,595,633

Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-		(164,801)		(164,801)		(164,801)

Net income	-	-	-	-	-	-	-	-	-	-	-		(7,113,203)	(7,113,203)	93,941	(7,019,262)

Balance, May 31, 2024	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$(161,543)	$5,952,906	$6,771,666	$3,639,904	$10,411,570

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31, 2024	For the Year Ended May 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,113,203)	$8,214,568
Adjustments to reconcile net (loss) income to net cash (used in) and provided by operating activities:
Depreciation and amortization	2,022,171	1,270,462
Credit loss recovery	(1,203,978)	-
Amortization of right of use assets	2,866,677	1,748,665
Equity method earnings	(838,829)	-
Change in net deferred tax provision	(8,712,928)	(1,236,478)
Change in fair value of derivative liabilities	(5,889,261)	(879,733)
Change in fair value of contingent consideration	-	(1,750,000)
Change in fair value of expected warrants	(541,293)	-
Write-off of deferred offering costs	2,419,976	(1,913,474)
Changes in operating assets and liabilities:
Accounts receivable	4,005,158	58,657,048
Contract assets	(1,074,420)	28,083,802
Prepaid expenses and current assets	3,923,157	(8,240,557)
Other noncurrent assets	(1,292,640)	(611,840)
Accounts payable	(6,531,526)	(34,062,717)
Accrued expenses and other liabilities	6,304,704	(11,095,725)
Accrued freight	564,263	(4,063,354)
Contract liabilities	-	(468,209)
Operating lease liability	(2,718,306)	(1,510,325)
Net Cash (Used in) Provided by Operating Activities	(13,810,278)	32,142,133
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(403,165)	(291,608)
Dividends received from equity method investments	763,063	1,987,275
Acquisition of business, net of cash acquired	-	8,828,309
Net Cash Provided by Investing Activities	359,898	10,523,976
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	8,000,000	4,000,000
Repayments of notes payable	-	(608,333)
Borrowing of debt due to related parties	2,397,010	-
Repayment of debt due to related parties	(4,801,310)	(10,647,966)
Borrowing (repayments) line of credit, net	5,074,804	(30,091,224)
Net Cash Provided by (Used in) Financing Activities	10,670,504	(37,347,523)

Effect of exchange rate on cash and equivalents	(164,801)	3,258

Net change in cash and cash equivalents	(2,944,677)	5,321,844

Cash and cash equivalents - Beginning of year	6,744,238	1,422,394
Cash and cash equivalents - End of year	$3,799,561	$6,744,238
5SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$508,689	$1,705,967
Interest	$3,657,890	$3,733,771
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease asset and liability addition	$1,617,075	$8,715,190
Warrants issues as part of long-term liabilities addition	$7,415,816	$-
Notes payable addition (Note 3)	$3,000,000	$-
Non-cash consideration paid in business acquisition	$-	$25,250,000
Conversion of preferred shares to common stock	$-	$111,935

See notes to accompanying consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2024

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

As of May 31, 2024, the Company reported positive net working capital of $4.1 million compared to $7.9 million as of May 31, 2023. The Company reported a net loss of $7.1 million compared to net income of $8.2 million for the years ended May 31, 2024, and 2023, respectively. Net loss was partially due to losses from operations of $4.4 million and due to expenses related to SPAC merger termination (See Note 3) in the amount of $13.0 million offset by decreases in derivative liabilities and income tax benefits. The loss is attributable to operations during the current year. This deficit was compensated for by dividends received from the foreign subsidiaries or by additional borrowing on the line of credit.

The Company maintains its operating line of credit with TBK Bank, SSB, under which TBK Bank will, from time to time, increase the Company’s credit limit on demand. Credit limit as of May 31, 2024, was set at $25.0 million (“TBK Facility”). On September 4, 2024 the Company entered into an amendment to the loan agreement for a temporary increase in the available credit limit from $25.0 million to $30.0 million through March 4, 2025. We believe that the funds available under the current TBK Facility are sufficient to provide the Company with the cash required to support its ongoing operations until market conditions improve.

While the Company continues to execute its strategic plan and grow its customer base, management is focused on managing cash and monitoring the Company’s liquidity position. We have implemented several initiatives to conserve our liquidity position, including increasing credit facilities, when needed, reducing the cost of debt by obtaining more favorable financing, controlling general and administrative expenditures, and improving our cash collection processes. Many aspects of the liquidity plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic plan to be unsuccessful, which could have a material adverse effect on our operating results, financial condition, and liquidity. Negative operating capital may be an indicator that there could be a going concern issue, but based on its evaluation of the Company’s projected cash flows and business performance as of and subsequent to May 31, 2024, management has concluded that the Company’s current cash and cash availability under the TBK Facility as of May 31, 2024, would be sufficient to fund its planned operations and alleviates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the consolidated financial statements were issued.

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

Contract Liabilities

Contract liabilities represent the amount of obligation to transfer goods or services to a customer for which consideration has been received.

Significant Changes in Contract Asset and Contract Liability Balances for the year ended May 31, 2024:

	Contract	Contract
	Assets	Liabilities
	Increase	(Increase)
	(Decrease)	Decrease
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligation satisfied	$-	$-
Cash Received in advance and not recognized as revenue	-	-
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(5,519,194)	-
Current year contract assets recognized, net reclassification to receivables	6,593,614	-
Net change	$1,074,420	$-

Significant Changes in Contract Asset and Contract Liability Balances for the year ended May 31, 2023:

	Contract Assets Increase (Decrease)	Contract Liabilities (Increase) Decrease

Reclassification of the beginning contract liabilities to revenue, as the result of performance obligation satisfied	$-	$468,209
Cash Received in advance and not recognized as revenue	-	-
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(41,471,463)	-
Prior year contract assets recognized, net reclassification to receivables	13,387,660	-
Net change	$(28,083,802)	$468,209

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue from our clients by significant geographic area for the year ended May 31, 2024, and 2023, based on origin of shipment (imports) or destination of shipment (exports):

	For the	For the
	Year Ended	Year Ended
	May 31, 2024	May 31, 2023
China, Hong Kong & Taiwan	$66,466,301	$138,554,312
Southeast Asia	47,099,092	80,967,866
United States	65,781,183	42,463,526
India Sub-continent	43,867,609	45,877,123
Other	39,305,240	17,755,665
Total revenue	$262,519,424	$325,618,492

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

Management estimates that allowance for credit losses based on ongoing review of existing economic conditions, the financial conditions of the customers, historical trends in credit losses, and the amount and age of past due accounts. The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. As of May 31, 2024, and May 31, 2023 the Company recorded an allowance for credit losses of approximately $0.5 million and $1.7 million, respectively.

Concentrations

Revenue from three major customers in the aggregate as a percentage of the Company’s total revenue was 25.0% for the year ended May 31, 2024, with only one customer at 11%.

Revenue from three major customers in the aggregate as a percentage of the Company’s total revenue was 19.0% for the year ended May 31, 2023, and no single customer represented more than 10.0% of total revenue.

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

Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period. The Company did not record any impairment for the year ended May 21, 2024 or May 31, 2023.

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

We test goodwill for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. For the years ended May 31, 2024 and 2023 the Company conducted its annual review of impairment of goodwill and intangible assets and no impairment was identified.

Impairment of Long-Lived Assets

Long-lived assets are comprised of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The Company did not record any impairment for the years ended May 31, 2024 and 2023, as there were no triggering events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable.

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, convertible notes, promissory notes, all approximate fair value due to their short-term nature as of May 31, 2024, and May 31, 2023. The carrying amount of the long-term debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had Level 3 liabilities, (Derivative liabilities Note) as of May 31, 2024 and May 31, 2023. There were no transfers between levels during the reporting period.

Derivative Liability

	Level 1	Level 2	Level 3
Derivative liabilities as June 1, 2022	$-	$-	$12,437,994
Addition	-	-	-
Changes in fair value	-	-	(879,733)
Derivative liabilities as May 31, 2023	$-	$-	$11,558,261
Addition	-	-	-
Change in fair value	-	-	(5,889,261)
Derivative liabilities as May 31, 2024	$-	$-	$5,669,000

Convertible Preferred Stock

Convertible Preferred Stock Series A, C and D feature an anti-dilution provision that expires on a specified date. Management has determined the anti-dilution provision embedded in preferred stock Series A, C and D is required to be accounted for separately from the preferred stock as a derivative liability and recorded at fair value. Separation of the anti-dilution option as a derivative liability is required because its economic characteristics are considered more akin to a debt instrument and therefore the anti-dilution option is not considered to be clearly and closely related to the economic characteristics of the preferred stock.

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

The underlying value of the anti-dilution provision is calculated from estimating the probability and value of the provision assuming a near term financing event. For the year ended May 31, 2024, based on the assumption of how antidilutive shares of Convertible Preferred Series A, C and D would be exchanged in the near future for common stock, and the fact that the antidilution provision of these shares is effective through December 31, 2024, the assumptions include probability of the financing event, estimated value of common stock at the exchange point and estimated time to financing event.

The key inputs into the model were as follows:

	May 31, 2024	May 31, 2023
Risk-free interest rate	4.96%	5.5%
Probability of financing event or capital raise	50%	90%
Estimated capital raise	22.5 million	39.0 million
Estimated equity value or common stock	$73.6 million	10.00 per share
Estimated time to financing event	1.75 years	0.42 years

Income Taxes

Income taxes are accounted for under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the tax effect of loss carry forwards and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income per common share.

	For the Year Ended
	May 31, 2024	May 31, 2023
Numerator:
Net income	$(7,113,203)	$8,214,568
Effect of dilutive securities:	-	-

Diluted net income	$(7,113,203)	$8,214,568

Denominator:
Weighted average common shares outstanding – basic	799,141,770	785,412,500

Dilutive securities: *
Series A Preferred	-	1,168,177,320
Series B Preferred	-	5,373,342,576
Series C Preferred	-	1,206,351,359
Series D Preferred	-	1,130,954,399

Weighted average common shares outstanding and assumed conversion – diluted	799,141,770	9,664,238,154

Basic net income per common share	$(0.01)	$0.01

Diluted net income per common share	$(0.01)	$-

*	Due to a net loss for the year ended May 31, 2024, only weighted average common shares are used in calculations. The Company’s dilution of all outstanding securities would be as follows:

May 31, 2024
Weighted average common shares outstanding – basic	799,141,770
Series A Preferred	1,168,177,320
Series B Preferred	5,373,342,576
Series C Preferred	1,206,351,359
Series D Preferred	1,130,954,399
Weighted average common shares outstanding and assumed conversion – diluted	9,677,967,425

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

For the years ended May 31, 2024 and May 2023, there were no share-based awards.

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

Comprehensive Income

Comprehensive income consists of net earnings and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net earnings. For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects and comprehensive income or loss attributable to the noncontrolling interests. Accumulated other comprehensive income or loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of May 31, 2024 and 2023.

Recently Issued Accounting Pronouncements

On June 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to all financial assets. The Company has several financial assets subject to the CECL standard such as cash equivalents, prepaid assets, trade accounts receivable and contract assets recognized under ASC 606. Implementation of this standard did not have material impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which makes certain improvements to reportable segment disclosures by requiring, among other things, the disclosure in interim periods about a reportable segment’s profit or loss and assets that are currently required annually, and disclosures of significant segment expenses and profit and loss measures provided to the chief operating decision maker. The ASU does not change how the Company identifies its operating segments. The Company is currently evaluating the impact of this ASU on its segment disclosures and expects no impact on its consolidated financial statements, cash flows and financial condition upon early adoption starting June 1, 2024 and for the interim periods thereafter starting June 1, 2025.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which expands income tax disclosures by requiring the disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, disclosure is required of income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This standard will become effective for the Company on June 1, 2025. The Company may apply this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company expects this ASU to only impact its disclosures with no impact to its consolidated financial statements, cash flows and financial condition.

2. ACQUISITIONS AND EQUITY METHOD INVESTMENTS

On February 21, 2023, the Company completed the acquisition via a stock purchase agreement (“SPA”) signed on April 28, 2023, and applicable amendments by and between the Company and Unique Logistics Holdings Limited, a Hong Kong corporation (“ULHK”), whereby the Company acquired all of ULHK’s share capital in eight of ULHK’s operating subsidiaries (the “ULHK Entities Acquisition”) as follows:

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

Promissory Notes

As part of the acquisition, the Company issued certain promissory notes consisting of the following:

Promissory Note 1 in the principal amount of $4,500,000 which matured March 7, 2023, having an interest rate of 15%. This note was repaid in full.

Promissory Note 2 in the principal amount of $5,000,000 which matured April 7, 2023, having an interest rate of 15%. This note was repaid in full.

Promissory Note 3 in the principal amount of $5,000,000 which matured June 30, 2023, having an interest rate of 15%. This note was repaid in full.

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

Promissory Note 6 in the principal amount of $2,000,000 due June 30, 2023 (the “Initial Taiwan Maturity Date”), bearing no interest and payable on: (a) July 15, 2023, provided that all government and other regulatory approvals necessary or required by Taiwan in order to consummate the Transaction as the same relates to Unique-Taiwan (the “Taiwan Approvals”) have been received by the Initial Taiwan Maturity Date; or (b) in the event that the Taiwan Approvals have not been received by the Taiwan Maturity Date, payment under this promissory note will be due and payable within 15 days of receipt of the Taiwan Approvals. This promissory note was issued in lieu of cash otherwise due under the original Local SPA in respect of the Purchased Shares of Unique-Taiwan. The Company received the required approvals with respect to Unique-Taiwan on June 1, 2023 and the Company and ULHK entered into an amended and restated promissory note with respect to the Purchased Shares in Unique-Taiwan on August 31, 2023, to extend its maturity date to July 31, 2024 and to provide for interest to be accrued at an annual rate of 15%. This note was amended, and maturity date extended (See Note 10).

Promissory Note 7 in the principal amount of $1,000,000 due June 30, 2023 (the “Initial Vietnam Maturity Date”), bearing no interest and payable on: (a) July 15, 2023, provided that all government and other regulatory approvals necessary or required by Vietnam in order to consummate the Transaction as the same relates to Unique-Vietnam (the “Vietnam Approvals”) have been received by the Initial Vietnam Maturity Date; or (b) in the event that the Vietnam Approvals have not been received by the Vietnam Maturity Date, payment under this promissory note will be due and payable within 15 days of receipt of the Vietnam Approvals. This promissory note was issued in lieu of cash otherwise due under the original Local SPA in respect of the Purchased Shares of Unique-Vietnam. The Vietnam Approvals are yet to be obtained. As of September 8, 2023, the Company and ULHK entered into an amendment to the promissory note with respect to the Purchased Shares in Unique-Vietnam that extended the maturity date of that note to 12 months after receipt of the Vietnam approvals, although as we have not received the required approvals with respect to Unique-Vietnam this note has not yet become payable.

Contingent Considerations

As part of ULHK Entities Acquisition the Company issued two additional promissory notes, in lieu of cash, as payment of certain milestones set forth in the SPA that were already achieved:

●	Promissory Note 8 in the principal amount of $2,500,000 originally due on June 30, 2023, having an interest rate of 15%. This Promissory Note was issued in respect of the purchase price adjustment provided for under the SPA. Subsequently this note was adjusted to reflect Net Asset Adjustments related to the entities acquired and the maturity date was extended to October 31, 2023. As of May 31, 2024, the face value of the note approximated its fair value at $2,500,000 and interest was accrued accordingly. This note was amended, and maturity date extended (See Note 10).

●	Promissory Note 9 in the principal amount of $2,000,000 due on February 21, 2024, and bearing no interest. This Promissory Note was issued in respect of the purchase price adjustment provided for under the SPA. This note was amended, and maturity date extended (See Note 10).

In addition to the purchase price discussed above, ULHK was eligible for a one-time cash earn-out payment in the amount of (i) $2,500,000, if the EBITDA of the Company’s acquired portion of the subsidiaries acquired from ULHK Purchased Shares, in the aggregate, exceeded $5,000,000 for the one-year period beginning on July 1, 2023 and ending June 30, 2023 (the “Earn Out Period”), or (ii) $2,000,000, if the EBITDA of the Company’s acquired portion of the subsidiaries acquired from ULHK Purchased Shares, in the aggregate, it was equal to or less than $5,000,000 but exceeded $4,500,000, for the Earn Out Period, in each case, to be paid by the Company within 90 days of June 30, 2023. At the date of acquisition, management estimated fair value of the earnout payment based on the actual up to date performance of the acquired entities and the probability of the earn out payment occurrence to be at $1,750,000 as of February 28, 2023. Subsequent to year end, it was confirmed that the applicable milestone was not achieved, and this contingency was released through the statement of operations as change in fair value of the contingent liability in the amount of $1.8 million as a non-recurring level 3 measurement.

In accordance with Amendment No. 1 to the Stock Purchase Agreement, $1.0 million of the cash portion of the purchase price was used to establish a reserve against certain potential existing and contingent liabilities relating to certain of the ULHK Entities that had not been disclosed to the Company as of the date of the original Stock Purchase Agreement. To the extent that any claims related to such undisclosed liabilities were asserted on or before February 20, 2024, any amounts that the relevant ULHK Entities pay upon settlement or are found liable for by a competent court, tribunal or governmental authority would be paid to Unique Logistics up to the $1.0 million amount of the reserve. If no such claims were made then the entire $1.0 million reserve, or the amount left, if any, after deducting such settlement or liability amounts, would be released to ULHK. The Company and ULHK are currently working on amendment to this agreement that is expected to be completed in the first quarter of 2025 fiscal year.

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

The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the years ended May 31, 2023, assuming the acquisitions had been completed as of June 1, 2022, the first day of the period presented. The proforma adjustments include the elimination of intercompany revenue and expense transactions. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of these dates, or of future results.

For the Year Ended May 31, 2023

Revenue, net	$416,289,385
Net Income attributable to registrant	11,742,885
Weighted average shares of common stock outstanding, basic	785,412,500
Weighted average shares of common stock outstanding, diluted	9,664,238,154
Net income per share, basic	$0.02
Net income per share, diluted	$-

For the year ended May 31, 2024, the Company’s consolidated financial statements include the full year operating results of the acquired entities.

3. SPAC MERGER TERMINATION

Merger Termination

On December 18, 2022, the Company entered into an Agreement and Plan of Merger by and among Edify Acquisition Corp., a Delaware corporation (“Buyer”), Edify Merger Sub, Inc., a Nevada corporation (“Merger Sub”), and the Company, as amended and supplemented (the “Merger Agreement”). On March 1, 2024, the Company, Buyer and Merger Sub entered into a mutual termination agreement, pursuant to which they mutually agreed to terminate the Merger Agreement effective as of such date.

As a result of terminating the Merger Agreement, besides the merger termination costs of approximately $10.4 million initially and adjusted to $9.9 million for the year ended May 31, 2024, the Company also recognized an impairment charge for the previously deferred uplist costs in the amount of $3.1 million as reflected on the statement of operations.

Amendment to the financing agreement and a waiver

As previously disclosed, on March 10, 2023, the Company entered into a financing agreement (the “Agreement”) as borrower with certain of its subsidiaries party thereto as guarantors (collectively, the “Borrowers”), the lenders party thereto (collectively, the “Lenders”), CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent and administrative agent (together with CB Agents, the “Agents”) (collectively, the “Parties”), for an initial senior secured term loan in a principal amount of $4,210,526 and a delayed draft term loan in an aggregate principal amount of up to $14,789,474.

Effective March 1, 2024, the Parties entered into a waiver and amendment no. 2 to financing agreement (the “Second Waiver”) (Subsequent Event Note 9), whereby the Agents and the Lenders agreed to waive (i) (a) that certain event of default that has occurred or may occur, due to the borrower’s’ noncompliance with Section 7.03(a) of the Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (the “FCCR Event of Default”), (b) that certain Event of Default that has occurred or may occur, due to the Loan Parties’ noncompliance with Section 7.03(b) of the Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (the “Liquidity Event of Default”) and (c) that certain Event of Default that has occurred or may occur, due to the Loan Parties’ noncompliance with Section 7.03(c) of the Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (the “EBITDA Leverage Event of Default” and, together with the FCCR Event of Default and the Liquidity Event of Default, the “Specified Events of Default”). Each of the Specified Events of Default constitute an Event of Default under Section 9.01(c) of the Agreement; and (ii) interest at the post-default rate with respect to the Specified Events of Default from the date such event occurred through the Second Waiver effective date.

In addition, pursuant to the Second Waiver, the borrowers agreed to (i) pay the administrative agent a non-refundable Waiver Fee in an aggregate amount of $3,000,000 (Note 9), which was deemed fully earned on the effective date of the Second Waiver, and (ii) issue the origination agent or its designee warrants, in form and substance satisfactory to the origination agent, entitling the holder thereof to purchase a number of shares of the Company’s common stock equal to the greater of (a) 7% of enterprise value as calculated in a manner to be mutually agreed and acceptable to the origination agent and the Company on a fully diluted basis and (b) $7,000,000, on terms, conditions and in a form reasonably acceptable to origination agent, and having an exercise price of $0.01 per share.

The anti-dilution provisions applicable to the warrants shall at no time be less favorable to the holder thereof than those accorded by the parent to any other person on or after the effective date. The warrants shall be exercisable for a period of 7.5 years. This contract did not meet qualification requirements to be classified as equity because there is no explicit limit on the number of shares to be delivered in a share settlement. Accordingly, the warrants were classified as a liability as the issuer is obligated to settle the warrant by issuing a variable number of shares and the monetary value of the obligation based on a predetermined fixed amount, variation in something other than the issuers stock price, in this case the amount is the enterprise value of the Company at the time of the future financing event. As the warrants were not yet issued on the balance sheet date, these expected warrants were recorded as other long-term liability with an estimated fair market value of $6,879,823 as of May 31, 2024.

Due to the unique nature of these warrants, which the Company anticipates will have an effective date of September 1, 2024, a Monte Carlo simulation was necessary in order to properly perform the valuation. Monte Carlo simulation analysis is mathematically similar to that used in a Black-Scholes option pricing model. However, in a Monte Carlo simulation, a computer is used to generate random price movements, which are constrained by the expected volatility of the underlying security. Where each step in a binomial model contains two possible outcomes, each step in a Monte Carlo simulation contains an unlimited number of potential outcomes. For the fair value of the warrants to be issued, a simulation using a risk neutral drift factor, the risk-free rate, was used.

The key inputs into the model were as follows:

May 31, 2024
Risk-free interest rate	4.5%
Probability of financing event next 2 years	85.0%
Probability of financing event years 2 through 7.5	90.0%
Volatility:	100.0%

Expected Warrants

	Level 1	Level 2	Level 3
Other long-term liabilities as May 31, 2023	$-	$-	$-

Addition	-	-	7,415,816
Change in fair value	-	-	(535,993)
Other long-term liabilities as May 31, 2024	$-	$-	$6,879,823

4. PROPERTY AND EQUIPMENT

Major classifications of property and equipment are summarized below as of May 31, 2024 and 2023.

	May 31, 2024	May 31, 2023

Furniture and fixtures	$381,571	$328,480
Computer equipment	385,824	223,736
Software	52,206	48,175
Leasehold improvements	370,501	197,966
Motor Vehicles	236,301	224,881
	1,426,403	1,023,238
Less: accumulated depreciation	(766,702)	(413,453)
	$659,701	$609,785

Depreciation expense charged to income for the years ended May 31, 2024 and May 31, 2023 amounted to $353,249 and $282,851.

5. GOODWILL

On February 21, 2023, the Company completed the acquisition of ULHK subsidiaries and recorded additional goodwill. Subsequently, goodwill was adjusted for the impact of deferred income tax liability related to the acquisitions and accounted for it as a measurement period adjustment.

As of May 31, 2024 and 2023, the Company has recorded goodwill as follows:

Beginning balance June 1, 2022	$4,463,129
Acquired through business combination	16,052,889
Ending balance May 31, 2023	$20,516,018

Beginning balance June 1, 2023	$20,516,018
Acquired through business combination	-
Ending balance May 31, 2024	$20,516,018

6. INTANGIBLE ASSETS

Intangible assets consist of the following at May 31, 2024 and 2023:

	May 31, 2024	May 31, 2023

Trade names / trademarks	$806,000	$806,000
Customer relationships	13,925,000	13,925,000
Non-compete agreements	536,000	536,000
	15,267,000	15,267,000
Less: Accumulated amortization	(4,070,829)	(2,401,907)
	$11,196,171	$12,865,093

Amortizable intangible assets, including tradenames and non-compete agreements, are amortized on a straight-line basis over 3 to 10 years. Customer relationships are amortized on a straight-line basis over 12 to 15 years. For the years ended May 31, 2024 and 2023, amortization expense related to the intangible assets was $1,668,922 and $987,611, respectively. As of May 31, 2024, the weighted average remaining useful lives of these assets were 6.33 years.

Estimated amortization expense for the next five years and thereafter is as follows:

Twelve Months Ending May 31,
2024	1,501,671
2025	1,501,671
2026	1,501,671
2027	1,501,671
2028	1,501,671
Thereafter	3,687,816
$11,196,171

7. EQUITY METHOD INVESTMENTS

As discussed in Note 2, on February 21, 2023, the Company completed the acquisition of eight of ULHK’s operating subsidiaries, including three subsidiaries accounted for under equity investment method, Unique-NEC, Unique Logistics International Co., Ltd (“Unique-Taiwan”) and TGF Unique Limited.

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

Activity recorded for the Company’s share of equity method investments is summarized in the following table:

Equity investment carrying amount at May 31, 2022	$-
Payment made for equity method investment	5,368,959
Net income share of the Company	136,656
Dividends received	(2,123,932)
Equity investment carrying amount at May 31, 2023	$3,381,683

Equity investment carrying amount at May 31, 2023	$3,381,683
Net income share of the Company	838,829
Dividends received	(763,063)
Equity investment carrying amount at May 31, 2024	$3,457,449

The tables below present the summarized financial information of the investments at 100%, as reported:

	May 31, 2024	May 31, 2023

Current assets	$14,560,506	$14,712,542
Noncurrent assets	207,117	138,172
Current liabilities	7,055,123	7,289,746
Equity	$$7,712,500	$7,560,968

	For the year ended May 31, 2024	For the period ended May 31, 2023

Net Revenue	$49,901,603	$11,799,721
Gross Profit	8,648,951	2,584,720
(Loss) income from operations	(6,489,139)	1,116,717
Net Income	$1,677,658	$273,311

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following on May 31, 2024, and May 31, 2023:

	May 31, 2024	May 31, 2023

Accrued professional fees	$2,744,066	$2,574,542
Accrued salaries and related expenses	1,620,083	1,938,111
Accrued interest	800,850	192,123
Accrued refunds	529,757	302
Accrued sales and marketing expense	187,915	768,713
Accrued income tax	106,213	1,531,789
Accrued overdraft liabilities	21,725	-
Other accrued expenses and current liabilities	461,226	1,589,367
	$6,471,835	$8,594,947

9. FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consists of:

	May 31, 2024	May 31, 2023

Revolving Credit Facility	$13,125,031	$8,050,227
Notes Payable	12,000,000	4,000,000
	25,125,031	12,050,227
Less: Current portion	14,397,196	8,050,227
	$10,727,835	$4,000,000

Revolving Credit Facility

The Company has a Revolving Purchase, Loan and Security Agreement (the “TBK Agreement”) with TBK Bank, SSB, a Texas State Savings Bank. The TBK Agreement provides for the Company to have access to the lesser of (i) $25.0 million and (ii) the Formula Amount (as defined in the TBK Agreement). The facility is for an initial term of 24 months and may be extended or renewed, unless terminated in accordance with the TBK Agreement and is currently scheduled to mature on June 1, 2025 with interest rate based on Wall Street Journal Prime Rate plus 2.75%.

On August 29, 2024, the Company entered into a waiver to the loan and security agreement with TBK Bank, SSB where the bank agreed to waive a specified event of default for the year and the quarter ended May 31, 2024. On September 4, 2024 the Company entered into an amendment to the loan agreement for a temporary increase in the available credit limit from $25.0 million to $30.0 million through March 4, 2025. All other terms of the agreement remain the same.

Notes Payable

On March 10, 2023, the Company entered into a financing agreement and related fee letter (the “Financing Agreement”) as borrower with certain of its subsidiaries party thereto as guarantors, the lenders party thereto, CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent, and administrative agent. The Financing Agreement provides for an initial senior secured term loan in a principal amount of $4,210,526 and a delayed draft term loan in an aggregate principal amount of up to $14,789,474. On June 30, 2023, the Company borrowed on the delayed draft term loan amount of $5,263,158 with interest rate based on 3 months SOFR Rate Loans. The initial term loan and delayed drafts term loans are due on March 10, 2026 (collectively “Term Debt”).

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

Effective March 1, 2024, the Parties entered into the Second Waiver whereby the Agents and the Lenders agreed to waive (i) the Specified Events of Default, each of which constitute an event of default under Section 9.01(c) of the Financing Agreement, and (ii) interest at the post-default rate with respect to the Specified Events of Default from the date such event occurred through the Second Waiver effective date. (See Note 3: SPAC Merger Termination).

As part of the Second Waiver the borrowers also agreed to pay the administrative agent a non-refundable waiver fee in an aggregate amount of $3,000,000. This waiver fee shall be considered to be part of the Term Loan under the Financing Agreement

As of May 31, 2024 and 2023, the outstanding principal amount of the initial secured term loan was $4,000,000 and 4,210,526, respectively.

As of May 31, 2024 and 2023, the outstanding principal amount of the delayed draft secured term loan was $5,000,000 and none, respectively.

As of May 31, 2024 and 2023, the outstanding principal amount of the non-refundable waiver fee was $3,000,000 and none, respectively.

10. RELATED PARTY TRANSACTIONS

The Company has the following debt due to related parties:

	May 31, 2024	May 31, 2023

Due to FTS (1)	$500,000	$801,310
Due to ULHK(2)	10,647,010	12,750,000
	11,147,010	13,551,310
Less: current portion	-	(4,801,310)
	$11,147,010	$8,750,000

(1)

Two Notes due to Frangipani Trade Services (“FTS”), an entity owned by the Company’s President and CEO:

The Promissory Note dated March 30, 2021 in the principal amount $903,927 bears no interest provided that any amount due under this Note which is not paid when due shall bear interest at an interest rate equal to 6% per annum. The principal amount is due and payable in six payments of $150,655. The first payment was due on November 30, 2021, with each succeeding payment to be made six months after the preceding payment. This note matured and was paid off on May 31, 2024.

Promissory Note dated February 21, 2023, in connection with the acquisitions (see Note 2) in the principal amount of $500,000 for the remaining 35% share capital of Unique Logistics International (India) Private Ltd. acquired by the Company from FTS maturing February 21, 2025 and bearing no interest. This note was subsequently amended to extend its maturity date to June 30, 2025 and is classified as long term debt.

F-26

(2)

Due to ULHK, the entity with over 10% investment in the Company.

As discussed in Note 2, on February 21, 2023, the Company completed the acquisition of eight ULHK operating subsidiaries, in a combination of cash and promissory notes issued to ULHK. As of May 31, 2023 and 2024, some of these notes were paid off, with others amended for the due date or refinanced (See Note 9).

The following notes were outstanding and classified as non-current as of May 31, 2024:

Promissory Note 4 in the principal amount of $1,000,000 issued on February 21, 2023 and scheduled to mature on February 21, 2025 and bear no interest. This note was amended on March 6, 2024, extending maturity date to June 30, 2025 and increasing principal amount of the note to $1,053,000.

Promissory Note 7 in the principal amount of $1,000,000 issued on February 21, 2023 with a due date of June 30, 2023, bearing no interest and payable on the earliest of (a) July 15, 2023, provided that the Vietnam Approvals) have been received by the Initial Vietnam Maturity Date; or (b) in the event that the Vietnam Approvals have not been received by the Initial Vietnam Maturity Date, payment under this promissory note will be due and payable within 15 days of receipt of the Vietnam Approvals. The Vietnam Approvals are yet to be obtained.

In accordance with Amendment No. 1 to the Stock Purchase Agreement, $1.0 million of the cash portion of the purchase price was used to establish a reserve against certain potential existing and contingent liabilities relating to certain of the ULHK Entities that had not been disclosed to the Company as of the date of the original Stock Purchase Agreement. To the extent that any claims related to such undisclosed liabilities are asserted on or before February 20, 2024, any amounts that the relevant ULHK Entities pay upon settlement or are found liable for by a competent court, tribunal or governmental authority will be paid to Unique Logistics up to the $1.0 million amount of the reserve. If no such claims are made then the entire $1.0 million reserve, or the amount left, if any, after deducting such settlement or liability amounts, will be released to ULHK. The Company and ULHK are still in the process of evaluating the impact of potential tax issues in Unique-Vietnam and any potential liabilities resulting therefrom that the Company would be responsible for and that would be reimbursable pursuant to the reserve. The potential tax exposure is currently captured as an uncertain tax position (UTP) and non-current liability of the entity (Note 14 Income taxes) and the amount of Promissory Note 7 is recorded at the original principal plus estimated reserve reimbursement to ULHK, for a total of $1,694,010. The Company and ULHK are currently working on amendment to this agreement that is expected to be completed in the first quarter of the 2025 fiscal year ending May 31, 2025.

Promissory Note 10 in the principal amount of $2,000,000 issued on February 21, 2023, and originally due on March 31, 2025, and bearing no interest. This Promissory Note was issued in respect of the purchase price adjustment provided for under the SPA. This note was amended on March 5, 2024, extending maturity date to June 30, 2025. The outstanding amount on this Note is $2,000,000.

As previously reported, on February 21, 2023, the Company issued to ULHK three promissory notes related to the acquisitions of certain ULHK Entities by the Company, as amended, with the following original principal amounts: (i) $2,500,000 (the “Net Assets Note”), (ii) $2,000,000 (the “Second Net Assets Note”), (iii) $2,000,000 (the “Taiwan Note”), and (iv) $1,000,000, respectively.

On October 3, 2023, the Company and ULHK agreed to cancel, replace and supersede the Net Assets Note and the Taiwan Note, each in their entirety, in favor of a newly issued promissory note as of the same date (“Note 9”). Note 9 includes the remaining balances of the Net Assets Note and the Taiwan Note, along with an additional loan in the principal amount of $1,100,000 for an aggregate principal amount of $4,500,000. Note 9 matures on March 31, 2025, and has an interest rate of 15% per annum.

On October 9, 2023, the Company amended the Second Net Assets Note (the “Amended Second Net Assets Note”), which extended the maturity date thereof from February 21, 2024, to March 31, 2025. The Amended Second Net Assets Note includes simple interest accruing at a rate of 15% per annum starting February 21, 2024, until such time as the principal amount is paid in full.

On March 5, 2024, the Company and ULHK agreed to cancel, replace and supersede Note 9, in its entirety, in favor of (i) a promissory note in the aggregate principal amount of $2,500,000 (“Note 11”) and (ii) a promissory note in the aggregate principal amount of $3,400,000 (“Note 12”).

Note 11 has an outstanding balance of $2,500,000 and matures on June 30, 2025, with an interest rate of 15% per annum, payable to ULHK in quarterly installments. Note 12 has an outstanding balance of $3,400,000 and matures on June 30, 2025, with an interest rate of 15% per annum.

The following notes were outstanding and classified as current as of May 31, 2023:

●	Promissory Note 8 in the principal amount of $2,500,000 originally due on June 30, 2023, having an interest rate of 15%. This Promissory Note was issued in respect of the purchase price adjustment provided for under the SPA. Subsequently this note was adjusted to reflect Net Asset Adjustments related to the entities acquired and the maturity date was extended to October 31, 2023. As of May 31, 2023, the face value of the note approximated its fair value at $2,500,000 and interest was accrued accordingly. Subsequently amended and extended.

●	Promissory Note 9 in the principal amount of $2,000,000 due on February 21, 2024, and bearing no interest. This Promissory Note was issued in respect of the purchase price adjustment provided for under the SPA. Subsequently amended and extended

The following notes are classified as noncurrent as of May 31, 2023:

●	Promissory Note 3 in the principal amount of $5,000,000, which matures June 30, 2023, having an interest rate of 15%. This note was partially paid off with the principle amount remaining as of May 31, 2023 of $4,250,000. This note was fully repaid on June 30, 2023, with the proceeds from the Term Debt, that is classified as noncurrent.

●	Promissory Note 4 in the principal amount of $1,000,000, which matures February 21, 2025, and bear no interest.

●	Promissory Note 6 in the principal amount of $2,000,000 due June 30, 2023, bearing no interest and payable on: (a) July 15, 2023, provided that the Taiwan Approvals have been received by the Initial Taiwan Maturity Date; or (b) in the event that the Taiwan Approvals have not been received by the Initial Taiwan Maturity Date, payment under this promissory note will be due and payable within 15 days of receipt of the Taiwan Approvals. This promissory note was issued in lieu of cash otherwise due under the original Local SPA in respect of the Purchased Shares of Unique-Taiwan. The Company received the required approvals with respect to Unique-Taiwan on June 1, 2023, and the Company and ULHK entered into an amended and restated promissory note with respect to the Purchased Shares in Unique-Taiwan on August 31, 2023, to extend its maturity date to July 31, 2024 and to provide for interest to be accrued at an annual rate of 15%.

●	Promissory Note 7 in the principal amount of $1,000,000 due June 30, 2023, bearing no interest and payable on: (a) July 15, 2023, provided that the Vietnam Approvals have been received by the Initial Vietnam Maturity Date; or (b) in the event that the Vietnam Approvals have not been received by the Initial Vietnam Maturity Date, payment under this promissory note will be due and payable within 15 days of receipt of the Vietnam Approvals. This promissory note was issued in lieu of cash otherwise due under the original Local SPA in respect of the Purchased Shares of Unique-Vietnam. The Vietnam Approvals are yet to be obtained. Subsequent to May 31, 2023, the Company and ULHK entered into an amendment to the promissory note with respect to the Purchased Shares in Unique-Vietnam that extended the maturity date of that note, although as we have not received the required approvals with respect to Unique-Vietnam this note has not yet become payable.

Accounting Services

David Briones, one of the Company’s directors, is the managing member and sole owner of the Brio Financial Group, a financial consulting firm that the Company uses from time to time. Brio Financial Group billed the Company $50,000 and $40,000, respectively, for such services during the year ended May 31, 2024 and 2023.

Accounts Receivable and Payable

Transactions with related parties account for $1.2 million and $5.2 million, respectively, of accounts receivable and accounts payable as of May 31, 2024, compared to $3.5 million and $2.9 million, respectively, of accounts receivable and accounts payable as of May 31, 2023.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the years ended May 31, 2024 and 2023 these transactions represented approximately $0.9 million and $7.3 million, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the year ended May 31, 2024 and 2023 these transactions represented approximately $8.1 million and $38.0 million, respectively.

11. RETIREMENT PLAN

The Company offers employees two savings plans that qualify under Section 401(k) of the Internal Revenue Code legacy of the predecessor companies. Eligible employees may contribute a portion of their salary into the savings plans, subject to certain limitations. In one of which the Company has the discretionary option of matching employee contributions and in the other the Company matches 20% on the first 100% contribution. In either Plan, employees can contribute 1% to 98% of gross salary up to the maximum permitted by law. The Company recorded expense of approximately $0.4 million, respectively, for the years ended May 31, 2024 and 2023.

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 800,000,000 shares of stock, par value of $0.001 per share.

As of May 31, 2024 and 2023, there were 799,141,770 shares of Common Stock issued and outstanding, respectively.

During the years ended May 31, 2024 and 2023 there were no common stock issuances except for the conversions of Preferred Shares Series A and D as described below.

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

During the years ended May 31, 2024 and 2023 there were no conversions of Series B Preferred Shares.

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

13. COMMITMENTS AND CONTINGENCIES

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

The components of lease expense were as follows:

	31-May-24	31-May-23
Operating lease – Right of Use Asset Amortization	$2,866,677	$1,955,377
Interest on lease liabilities	850,904	594,366
Total net lease cost	$3,717,581	$2,540,217

Supplemental balance sheet information related to leases was as follows:

	31-May-24	31-May-23

Operating leases:
Operating lease ROU assets – net	$9,019,914	$10,269,516

Current operating lease liabilities, included in current liabilities	$2,588,817	$2,379,774
Noncurrent operating lease liabilities, included in long-term liabilities	6,902,171	8,212,445
Total operating lease liabilities	$9,490,988	$10,592,219

The operating lease right of use asset and corresponding lease liabilities and the associated amortization of the right of use assets was significantly impacted by the addition of acquired subsidiaries on February 21, 2023. During the year ended May 31, 2024 and 2023, the Company cash lease payments were $2.7 million and $1.5 million, respectively.

Supplemental cash flow and other information related to leases was as follows:

	For the Year	For the Year
	Ended	Ended
	31-May-24	31-May-23

ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,617,075	$8,715,190
Weighted average remaining lease term (in years):
Operating leases	5.00	4.37
Weighted average discount rate:
Operating leases	8.91%	9.06%

As of May 31, 2024, future minimum lease payments under noncancelable operating leases are as follows:

Future Minimum Payments for the Twelve Months Ending May 31,
2024	$3,321,662
2025	2,898,528
2026	2,852,144
2027	1,688,340
2028	209,115
Thereafter	-
Total lease payments	10,969,789
Less: imputed interest	(1,478,801)
Total lease obligations	$9,490,988

14. INCOME TAXES

The breakout of pretax income between foreign and domestic is as follows:

	For the Year Ended May 31, 2024	For the Year Ended May 31, 2023

Domestic	$(16,336,839)	$8,944,305
Foreign	554,401	659,246
Pretax income	$(15,782,438)	$9,603,551

The expense (benefit) for income taxes consists of:

	For the Year Ended May 31, 2024	For the Year Ended May 31, 2023
Current:
Federal	$(1,321,340)	$1,475,897
State	170,773	208,481
Foreign	1,194,260	519,257
	43,693	2,203,635
Deferred:
Federal	(6,718,254)	(133,051)
State	(1,385,893)	(141,572)
Foreign	(608,781)	(540,029)
	(8,712,928)	(814,652)
Total tax expense	$(8,669,235)	$1,388,983

The expected tax (benefit) expense based on the statutory rate is reconciled with actual tax expense or benefit as follows:

	For the Year Ended May 31, 2024	For the Year Ended May 31, 2023
US Federal statutory rate (%)	21.0%	21.0%
State income tax, net of federal benefit	7.9%	(0.5)%
Impact of debt exchange	8.1%	(2.5)%
Dividends received deduction	25.1%	-
Valuation allowance	(3.9)%	-
Foreign income taxes and adjustments	(0.5)%	1.5%
FDII deduction	-	(4.0)%
Withholding taxes	(2.1)%	1.1%
Other	0.4%	(2.1)%
Effective Income Tax Rate	56.0%	14.5%

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	May 31, 2024	May 31, 2023
Provision for credit losses	$116,871	$437,493
Fair value of warrants	1,592,904	-
Acquisition costs	204,613	397,567
Interest expense (163j Limitation)	1,021,270	259,984
Lease liability	1,994,688	2,507,442
Other	903,936	472,882
Net operating losses	3,511,894	89,346
Total deferred tax assets, gross	9,346,175	4.164.713
Valuation allowance	(602,628)	-
Total deferred tax assets, net of valuation allowance	8,743,547	4,164,713

Deferred Tax Liabilities
Operating lease right-of-use assets	(1,787,076)	(2,414,333)
Dividends received	-	(3,480,143)
Accrued withholding tax	(754,806)	(714,945)
Goodwill and intangibles	(1,865,814)	(1,921,833)
Fixed assets	(28,365)	(38,902)
Net deferred tax asset (liability)	$4,307,486	$(4,405,442)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Accordingly, based on the current evidence the net DTA is more likely than not realizable as of May 31, 2024.

As of May 31, 2024, we have U.S. federal NOLs of $13.9 million available to offset future taxable income, all of which can be carried forward indefinitely. As of May 31, 2023, there we no U.S. federal NOLs.

As of May 31, 2024, and 2023, we had state NOLs of $14.1 and $1.3 million, respectively, which begin expiring in 2035.

As of May 31, 2024, and 2023, we had foreign NOLs of $2.4 million and $0, respectively, which begin expiring in 2029.

The table below details the changes in DTA valuation allowances for the periods presented (in thousands):

	For the	For the
	Year Ended	Year Ended
	31-May-24	31-May-23
Total Valuation Allowance balance on June 1	$-	$-
Increase in valuation allowance	602,628	-
Decrease in valuation allowance	-	-
Total Valuation Allowance balance on May 31	$602,628	$-

Other noncurrent liabilities include liabilities for uncertain tax provision (UTP) as follows:

	For the	For the
	Year Ended	Year Ended
	31-May-24	31-May-23
Total UTP balance on June 1	$2,582,341	$-
Additions based on tax provisions related to the current year	-	-
Additions for tax positions of prior years	-	2,582,341
Reductions for tax positions of prior years	-	-
Settlements	-	-
Reductions due to lapse of applicable statute of limitations	-	-

Total UTP balance on May 31	$2,582,341	$2,582,341

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest and penalties related to the unrecognized tax positions are required to be calculated and would be classified as “tax expense” in the statement of operations. Interest expense in the amount of $0.4 million has been recorded related to the unrecognized tax positions for the period ended May 31, 2024 and none for the period ended May 31, 2023. These reserves would impact income tax expense if released into income. The Company does not expect a change to its unrealized tax positions in the next twelve months.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various international jurisdictions. Tax years 2020 and forward generally remain open for examination for federal and state tax purposes. Tax years 2017 and forward generally remain open for examination for foreign tax purposes. To the extent utilized in future years’ tax returns, NOLs as of May 31, 2024 and 2023 will remain subject to examination until the respective tax year is closed.

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Based on this evaluation, the Company has identified no reportable subsequent events other than those disclosed elsewhere in these consolidated financial statements.

Unique Singapore acquisition

On August 1, 2024, the Company closed the acquisition of all of the share capital owned by ULHK in Unique Logistics International (Sin) Pte Ltd. (“Unique Singapore”) pursuant to a share sale and purchase agreement, as amended, between the Company and ULHK. Patrick Lee, a director of the Company, is also a director of ULHK and is the Group Chief Operating Officer of ULHK. Richard Lee, an owner of ULHK, is also an affiliate of the Company through his interests in Great Eagle Freight Limited, a related party. As consideration for the purchased shares, the Company issued two promissory notes in the aggregate principal amount of $2,150,000 to ULHK, including the Company’s assumption of $1,800,000 of indebtedness owed to ULHK by Unique Singapore and $350,000 in cash. The Company issued to ULHK a promissory note in the principal amount of $1,800,000 upon closing of the acquisition and the parties are negotiating with respect to the Company’s issuance of a second promissory note to ULHK to cover the additional $350,000 portion of the purchase price. The principal amount under the promissory note is due in full on August 1, 2026, with interest accruing at an annual rate of 15%, payable semi-annually.

Line of credit waiver of financial covenant and loan agreement amendment

On August 29, 2024, the Company entered into a waiver to the loan and security agreement with TBK Bank, SSB where the bank agreed to waive a specified event of default for the year and the quarter ended May 31, 2024. On September 4, 2024 the Company entered into an amendment to the loan agreement for a temporary increase in the available credit limit from $25.0 million to $30.0 million through March 4, 2025. This loan is scheduled to mature on June 1, 2025. All other terms of the agreement remain the same.

Amendment to Promissory Notes

As previously announced, on February 21, 2023, as part of the acquisition, the Company issued to ULHL promissory notes, as amended, with the following original principal amounts: (i) $2,000,000 (the “Second Net Assets Note”), (ii) $1,000,000 (the “Original Seller Note”), and (iii) $1,000,000 (the “ULHL Note”), respectively. Further, on March 5, 2024, the Company issued ULHL (i) a promissory note in the aggregate principal amount of $2,500,000 (“Note 11”) and (ii) a promissory note in the aggregate principal amount of $3,400,000 (“Note 12”).

On October 7, 2024, the Company and ULHL amended the Second Net Assets Note, the Original Seller Note, Note 11 and Note 12, and ULHL Note to extend the maturity dates on each of these promissory notes from June 30, 2025 to December 31, 2025.

On February 21, 2023, as part of the acquisition, the Company entered into a related-party transaction with Frangipani Trade Services, Inc. (“FTS”). FTS is owned by the Chief Executive Officer of the Company. Pursuant to the FTS Purchase Agreement, the Company issued a promissory note to FTS in the principal amount of $500,000, bearing no interest with a maturity date of February 21, 2025 (the “FTS Promissory Note”).

The Company and FTS amended the FTS Promissory Note to extend the maturity date from February 21, 2025 to December 31, 2025.

