Form 10-Q
period 2024-08-31
Unique Logistics International, Inc.
filed 2024-12-16
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

or

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

Yes ☐ No ☒

As of December 16, 2024, there were 799,141,770 shares of the registrant’s common stock outstanding.

UNIQUE LOGISTICS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2024

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2024	May 31, 2024
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,520,910	$3,799,561
Accounts receivable, net	61,208,381	38,601,255
Contract assets	9,440,169	3,961,199
Other current assets and prepaids	5,973,307	5,370,376
Total current assets	80,142,767	51,732,391

Property and equipment, net	697,780	659,701

Other noncurrent assets:
Goodwill	23,768,631	20,516,018
Intangible assets, net	12,547,753	11,196,171
Equity-method investments	3,973,365	3,457,449
Operating lease right-of-use assets, net	8,296,928	9,019,914
Deferred tax asset, net	1,659,830	4,307,486
Other noncurrent assets	2,423,373	2,426,314
Total other noncurrent assets	52,669,880	50,923,352
Total assets	$133,510,427	$103,315,444

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$33,750,804	$19,983,859
Accrued expenses and current liabilities	8,520,080	6,471,835
Accrued freight	11,337,212	4,054,220
Revolving credit facility	22,788,539	13,125,031
Current portion of notes payable	1,084,130	1,272,165
Current portion of operating lease liability	2,318,315	2,588,817
Total current liabilities	79,799,080	47,495,927

Noncurrent liabilities
Notes payable, net of current portion	10,679,028	10,727,835
Notes payable to related parties	13,297,010	11,147,010
Operating lease liability, net of current portion	6,450,163	6,902,171
Derivative liabilities	5,572,000	5,669,000
Other noncurrent liabilities	9,349,755	10,961,931
Total noncurrent liabilities	45,347,956	45,407,947

Total liabilities	125,147,036	92,903,874

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized, 941,240 issued and outstanding as of August 31, 2024 and May 31, 2024, respectively.

Series A Convertible Preferred stock, $0.001 par value; 120,065 issued and outstanding as of August 31, 2024 and May 31, 2024, respectively. Liquidation preference $120 at August 31, 2024	120	120
Series B Convertible Preferred stock, $0.001 par value; 820,800 issued and outstanding as of August 31, 2024 and May 31, 2024, respectively. Liquidation preference of $821 at August 31, 2024	821	821
Series C Convertible Preferred stock, $0.001 par value; 195, issued and outstanding as of August 31, 2024 and May 31, 2024, respectively. Liquidation preference $3.3 million at August 31, 2024	-	-
Series D Convertible Preferred stock, $0.001 par value; 180 issued and outstanding as of August 31, 2024 and May 31, 2024, respectively. Liquidation preference $3.1 million at August 31, 2024	-	-

Common stock, $0.001 par value; 800,000,000 shares authorized; 799,141,770 shares issued and outstanding as of August 31, 2024 and May 31, 2024, respectively.	799,142	799,142
Additional paid-in capital	180,220	180,220
Accumulated other comprehensive income	1,206	(161,543)
Retained earnings	3,845,292	5,952,906
Total Stockholders’ Equity attributable to common shareholder	4,826,801	6,771,666
Equity attributable to noncontrolling interests	3,536,590	3,639,904
Total Stockholders’ Equity	8,363,391	10,411,570
Total Liabilities and Stockholders’ Equity	$133,510,427	$103,315,444

See notes accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	For the Three Months Ended August 31, 2024	For the Three Months Ended August 31, 2023
Revenues:
Airfreight services	$47,248,102	$19,147,970
Ocean freight and ocean services	57,064,403	30,728,501
Contract logistics	975,579	572,712
Customs brokerage and other services	9,910,153	12,419,101
Total revenues	115,198,237	62,868,284

Equity method earnings	465,856	175,696

Costs and operating expenses:
Airfreight services	44,845,501	17,892,433
Ocean freight and ocean services	51,117,718	25,819,755
Contract logistics	255,558	168,158
Customs brokerage and other services	8,506,125	10,748,897
Salaries and related costs	5,218,613	6,016,892
Professional fees	1,055,949	807,893
Rent and occupancy	1,362,424	1,096,565
Selling and promotion	576,144	714,971
Depreciation and amortization	467,626	699,400
Foreign exchange (gains) and losses	(28,237)	(194,186)
Other expense	639,722	666,165
Total costs and operating expenses	114,017,143	64,436,943

Income (loss) from operations	1,646,950	(1,392,963)

Other income (expenses)
Interest expense	(2,018,622)	(1,390,208)
Change in fair value of derivative liabilities	1,613,621	(21,788)
Total other income (expenses)	(405,001)	(1,411,996)

Net income (loss) before income taxes	1,241,949	(2,804,959)

Income tax expense (benefit)	3,349,563	(493,831)

Net loss	(2,107,614)	(2,311,128)

Noncontrolling interest	(103,314)	80,477

Net loss attributable to for common shareholders	$(2,210,928)	$(2,230,651)

Net loss attributable to common shareholders per common share
– basic and dilited	$(0.00)	$(0.00)

Weighted average common shares outstanding
– basic	799,141,770	799,141,770
– diluted	799,141,770	799,141,770

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended August 31, 2024	For the Three Months Ended August 31, 2023
Net Loss	$(2,107,614)	$(2,311,128)
Other comprehensive income, net of tax:
Foreign currency translation gain	162,749	3
Other comprehensive loss	(1,944,865)	(2,311,125)
Net loss (gain) attributable to noncontrolling interest	(103,314)	80,477
Comprehensive loss attributable to common shareholder	$(2,048,179)	$(2,230,648)

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

For the Three Months Ended August 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock			Series D Preferred Stock			Common Stock		Additional Paid in	Accumulated Comprehensive	Retained	Total Stockholders’ equity attributable to common	Non- Controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount		Shares	Amount	capital	income	earning	stockholder	Interest	Equity
Balance, June 1, 2024	120,065	$120	820,800	$821	195	$		180	$		799,141,770	$799,142	$180,220	$(161,543)	$5,952,906	$6,771,666	$3,639,904	$10,411,570

Other comprehensive income (loss), net of tax	-	-	-	-	-		-	-		-	-	-	-	162,749	-	162,749	-	162,749

Net loss	-	-	-	-	-		-	-		-	-	-	-	-	(2,107,614)	(2,107,614)	(103,314)	(2,210,928)

Balance, August 31, 2024	120,065	$120	820,800	$821	195	$		180	$		799,141,770	$799,142	$180,220	$1,206	$3,845,292	$4,826,801	$3,536,590	$8,363,391

For the Three Months Ended August 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Retained	Total Stockholders’ equity attributable to common	Non- Controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	earning	stockholder	Interest	Equity
Balance, June 1, 2023	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$3,258	$13,066,109	$14,049,670	$3,545,963	$17,595,633

Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-	-	1	-	1	-	1

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,230,651)	(2,230,651)	(80,477)	(2,311,128)

Balance, August 31, 2023	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$3,259	$10,835,458	$11,819,020	$3,465,486	$15,284,506

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended August 31, 2024	For the Three Months Ended August 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,107,614)	$(2,311,128)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	467,627	497,450
Amortization of the right of use assets	734,256	201,950
Equity method investment income	(465,856)	(175,696)
Change in net deferred tax provision	2,647,656	187,824
Change in fair value of derivative liabilities	(97,000)	21,788
Change in fair value of warrants	(1,516,621)	-
Changes in operating assets and liabilities:
Accounts receivable	(19,166,940)	(9,382,076)
Contract assets	(5,177,435)	268,668
Prepaid expenses and current assets	(547,013)	1,975,196
Deposits and other noncurrent assets	2,941	(497,125)
Accounts payable	7,256,651	1,906,315
Accrued expenses and other current liabilities	1,678,088	(761,074)
Accrued freight	6,782,042	(1,119,311)
Operating lease liability	(733,780)	(118,379)
Net Cash Used in Operating Activities	(10,242,998)	(9,305,598)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(125,365)	(87,658)
Cash acquired in connection with acquisition of business interest	500,297	-
Net Cash Provided by (Used in) Investing Activities	374,932	(87,658)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on notes payable	-	5,497,983
Repayment of notes payable	(236,842)	-
Repayment of debt due to related parties	-	(4,250,001)
Deferred offering costs	-	(485,973)
Revolving credit facility, net	9,663,508	5,257,188
Net Cash Provided by Financing Activities	9,426,666	6,019,197

Effect of exchange rate on cash and equivalents	162,749	3

Net change in cash and cash equivalents	(278,651)	(3,374,056)

Cash and cash equivalents - Beginning of period	3,799,561	6,744,238
Cash and cash equivalents - End of period	$$3,520,910	$3,370,182
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the period for:
Income taxes	$-	$280,321
Interest	$1,252,614	$1,351,972
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease asset and liability additions	$11,270	$-
Promissory notes issued in connection with acquisition of business interest (Note 2) at fair value	$2,169,652	$-

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024

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

The unaudited interim financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. The results reported in these interim condensed consolidated financial statements should not be regarded as necessary indicative of results that may be expected for an entire fiscal year. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended May 31, 2024. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet on May 31, 2024 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Liquidity and Going Concern

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

The Company’s principal sources of cash are (i) cash generated from operations, (ii) borrowings available under its revolving line of credit and (iii) proceeds from future debt or equity issuances. As of August 31, 2024, the Company had cash on hand of approximately $3.5 million, working capital of $0.3 million, and $2.2 million available to draw under its TBK Facility. On September 12, 2024, the Company entered into an agreement with TBK Bank (the “TBK Facility”) to temporarily increase the credit limit under the TBK Facility from $25.0 million to $30.0 million for a period of six months. The Company has incurred net losses of $2.1 million and used cash for its operations in the amount of $10.2 million during the quarter ended August 31, 2024 primarily due to the ramp up of accounts receivable and accounts payable during the most recent quarter ended due to an increase in sales. The net losses and cash used in operations are indicators of substantial doubt.

The Company is currently evaluating several different strategies to enhance its liquidity position. These strategies may include, but are not limited to, pursuing additional actions under its strategic plan, seeking additional financing from both the public and private markets through the issuance of equity securities and seeking to extend the term of outstanding debt. The outcome of these matters cannot be predicted with any certainty at this time. There can be no assurance that the Company will be able to raise the capital it needs to continue its operations on satisfactory terms or at all. If capital is not available to the Company when, and in the amounts needed, the Company could be required to liquidate its assets, cease or curtail operations, which could materially harm its business, financial condition and results of operations, or seek protection under applicable bankruptcy laws or similar state proceedings.

The Company is continually evaluating its liquidity requirements in light of its operating needs, growth initiatives and capital resources. Based on its assessment of the Company’s projected cash flow and business performance as of and subsequent to August 31, 2024, management believes that the Company’s current cash and cash availability under the TBK facility would be sufficient to support its operations for at least the next 12 months from the issuance of this report. The Company's plan includes the items noted above as well as securing external financing which may include raising debt or equity capital. These plans are not entirely within the Company's control including its ability to raise sufficient capital on favorable terms, if at all, absent an infusion of sufficient capital there is substantial doubt about its ability to continue as a going concern for twelve months after the date the condensed consolidated financial statements for the quarter ended August 31, 2024 are issued.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue from our clients by significant geographic area for the three months ended August 31, 2024, and 2023, based on origin of shipment (imports) or destination of shipment (exports):

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2024	August 31, 2023
China, Hong Kong & Taiwan	$31,368,145	$18,636,757
Southeast Asia	24,519,520	10,294,944
United States	19,507,301	14,361,646
India Sub-continent	28,174,571	6,715,013
Other	11,628,700	12,859,925
Total revenue	$115,198,237	$62,868,284

Foreign Currency Translation

For most of our international operations conducted by the subsidiaries operating outside the U.S, local currencies have been determined to be functional currencies. The Company translates functional currency assets and liabilities to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date and income and expense amounts at average exchange rates for the period. The U.S. dollar effects that arise from changing translation rates are recorded in Other comprehensive income/(loss). Transaction gains or losses result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated. The Company aggregates all transaction gains and losses and classify the net amount in a single caption in the income statement in operating income as foreign exchange transactions, net.

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, convertible notes, promissory notes, all approximate fair value due to their short-term nature as of August 31, 2024, and May 31, 2024. The carrying amount of the long-term debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had Level 3 liabilities (See Derivative liabilities note) as of August 31, 2024, and May 31, 2024. There were no transfers between levels during the reporting period.

Accounts Receivable

Accounts receivable from revenue transactions are based on invoiced prices which the Company expects to collect. In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company generally does not require collateral to support customer receivables. Accounts receivable, as shown on the consolidated balance sheets, is net of allowances when applicable. Management estimates that allowance for credit losses is based on ongoing review of existing economic conditions, the financial conditions of the customers, historical trends in credit losses, and the amount and age of past due accounts. The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. As of each August 31, 2024, and May 31, 2024 the allowance for credit losses was approximately $1.0 million, and the bad debt expense was immaterial for each of the quarters ended August 31, 2024 and 2023.

Concentrations

Revenue from one major customer was 13% of the Company’s total revenue for the three months ending August 31, 2024. There were no customers with revenue greater than 10% for the three months ended August 31, 2023.

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

The Company tests goodwill for impairment annually as of May 31 or if an event occurs or circumstances change that indicate that the fair value of the entity, or the reporting unit, may be below its carrying amount.

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

	Level 1	Level 2	Level 3
Derivative liabilities as of June 1, 2023	$-	$-	$11,558,261
Addition	-	-	-
Change in fair value	-	-	21,788
Derivative liabilities as of August 31, 2023	$-	$-	$11,580,049

Derivative liabilities as of June 1, 2024	$-	$-	$5,669,000
Addition	-	-	-
Change in fair value	-	-	(97,000)
Derivative liabilities as of August 31, 2024	$-	$-	$5,572,000

The underlying value of the anti-dilution provision is calculated from estimating the probability and value of the provision assuming a near term financing event. For the period ended August 31, 2024, based on the assumption of how antidilutive shares of Convertible Preferred Series A, C and D would be exchanged in the near future for common stock, and the fact that the antidilution provision of these shares is effective through December 31, 2024, the assumptions include probability of the financing event, estimated value of common stock at the exchange point and estimated time to financing event.

The key inputs into the model were as follows:

	August 31, 2024	May 31, 2024
Risk-free interest rate	3.91%	4.96%
Probability of capital raise (financing event)	30%	30%
Probability of sale (financing event)	50%	50%
Estimated value of common stock capital raise per share	$0.0059	$0.0067
Estimated value of common stock upon sale per share	$0.0070	$0.0079
Estimated time to financing event	1.5 years	1.75 years

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

Segment Reporting

Based on the guidance provided by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, management has determined that the Company currently operates in one primary geographical segment, the United States of America, where most of its customers are located, and consists of a single reporting unit given the similarities in economic characteristics between its operations and the common nature of its products, services, and customers.

Comprehensive Income

Comprehensive income consists of net earnings and other gains and losses affecting equity that, under GAAP, are excluded from net earnings. For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects and comprehensive income or loss attributable to the noncontrolling interests. Accumulated other comprehensive income or loss consisted entirely of foreign currency translation adjustments, net of related income tax effects for the periods ended August 31, 2024 and 2023.

Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	For the Three Months Ended
	August 31, 2024	August 31, 2023
Numerator:
Net loss	$(2,107,614)	(2,311,128)
Effect of dilutive securities:	-	-
Diluted net loss	$(2,107,614)	(2,311,128)

Denominator:
Weighted average common shares outstanding – basic	799,141,770	799,141,770

Dilutive securities:*
Series A Preferred	-	-
Series B Preferred	-	-
Series C Preferred	-	-
Series D Preferred	-	-
		-
Weighted average common shares outstanding and assumed conversion – diluted	799,141,770	799,141,770

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

*	Due to a net loss for the three months ended August 31, 2024 and 2023, only weighted average common shares are used in calculations. As August 31, 2024 and 2023, the Company’s dilution of all outstanding securities would be as follows:

August 31, 2024 and 2023
Weighted average common shares outstanding – basic	799,141,770
Series A Preferred	1,168,177,320
Series B Preferred	5,373,342,576
Series C Preferred	1,206,351,359
Series D Preferred	1,130,954,399
Weighted average common shares outstanding and assumed conversion – diluted	9,677,967,425

2. ACQUISITIONS

On August 1, 2024, the Company closed the acquisition of all of the share capital owned by Unique Logistics Holdings Limited, a Hong Kong corporation (“ULHK”), in Unique Logistics International (Sin) Pte Ltd. (“Unique Singapore”) pursuant to a Share Sale and Purchase Agreement, as amended, between the Company and ULHK.

The total consideration for the purchased shares was calculated at an estimated fair value of $2,169,652. The Company issued two promissory notes to ULHK, one on August 1, 2024, in the principal amount of $1,800,000 and one executed on October 21, 2024, in the amount of $350,000 in lieu of cash payment of $350,000 as per the original agreement. The principal amount under these notes is due in full on August 1, 2026, with interest accruing at an annual rate of 15%, payable semi-annually. Both notes were recorded as notes payable at face value of $2,150,000, as agreed with the Seller upon this acquisition, which approximated fair value as of August 1, 2024.

Purchase Price Allocation

The Company obtained full control of Unique Singapore and consolidated this entity as of the acquisition date. GAAP requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity at the acquisition date, measured at their fair values as of that date. The acquisition method of accounting requires extensive use of estimates and judgments to allocate the considerations transferred to the identifiable tangible and intangible assets acquired and liabilities assumed.

The following summarizes preliminary estimates of fair values of the assets acquired and liabilities assumed at the acquisition:

At Fair Value
Assets Acquired:
Current assets	$4,288,925
Identifiable intangible assets	1,727,000
Fixed Assets and other non-current assets	4,911
Goodwill	3,252,614

Liabilities Assumed:
Current liabilities	(7,103,798)
Purchase Price	$2,169,652

The goodwill acquired is primarily attributable to the workforce retained of the acquired business and synergies expected to arise after the Company’s acquisition of the above operating subsidiary. It is also anticipated that the goodwill will be deductible for tax purposes.

The Company paid approximately $0.3 million of closing costs for legal, accounting, and other professional fees that were expensed during the three-month period ended August 31, 2024.

Identifiable intangible assets and their amortization periods are estimated as follows:

	Cost Basis	Useful Life
Customer relationships	$1,727,000	8 years

Amortization of identifiable intangible assets was immaterial for the period from the acquisition date to the end of the reporting period August 31, 2024. The future amortization schedule is as follows:

For the Twelve Months Ending August 31
2025	$179,896
2026	215,875
2027	215,875
2028	215,875
2029	215,875
Thereafter	683,604
Total	$1,727,000

Pro Forma Information (Unaudited)

The results of operations of Unique Singapore which the Company acquired on August 1, 2024, have not been included in our August 31, 2024, condensed consolidated financial statements because of the company’s decision to include earnings from consolidated subsidiaries on a one-month lag basis.

The following unaudited pro forma financial information represents a summary of the consolidated results of operations of the Company for the three months ended August 31, 2024 and 2023, assuming the acquisitions had been completed as of June 1, 2023, first day of the period presented. The proforma adjustments include the elimination of intercompany revenue and expense transactions. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of these dates, or of future results.

	Three Months Ended August 31, 2024	Three Months Ended August 31, 2023

Revenue, net	$115,936,396	$62,998,717
Net loss attributable to registrant	(4,345,888)	(3,140,570)
Weighted average shares of common stock outstanding, basic and diluted	799,141,770	799,141,770
Net loss per share, basic and diluted	$(0.01)	(0.00)

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following on August 31, 2024 and May 31, 2024:

	August 31, 2024	May 31, 2024

Accrued professional fees	$3,375,281	$2,744,066
Accrued salaries and related expenses	1,353,877	1,620,083
Accrued interest	1,493,203	800,850
Accrued refunds	336,378	529,757
Accrued sales and marketing expense	582,161	187,915
Accrued income tax	427,848	106,213
Accrued overdraft liabilities	42,910	21,725
Other accrued expenses and current liabilities	908,422	461,226
	$8,520,080	$6,471,835

4. FINANCING ARRANGEMENTS

Financing arrangements on the consolidated balance sheets consists of:

	August 31, 2024	May 31, 2024

Revolving Credit Facility	$22,788,539	$13,125,031
Term Debt	11,763,158	12,000,000
	34,551,697	25,125,031
Less: Current portion	23,872,669	14,397,196
	$10,679,028	$10,727,835

Revolving Credit Facility

The TBK Facility provides for the Company to have access to the lesser of (i) $25.0 million and (ii) the Formula Amount (as defined in the loan and security agreement with respect thereto). The TBK Agreement is for an initial term of 24 months and may be extended or renewed, unless terminated in accordance with its terms, and is currently scheduled to mature on June 1, 2025, and an interest rate based on Wall Street Journal Prime Rate plus 2.75%.

On December 11, 2024, the Company entered into a waiver to the TBK Agreement with TBK Bank, SSB whereby TBK Bank agreed to waive a specified event of default for the quarter ended August 31, 2024. Also, on September 4, 2024, the Company entered into an amendment to the security and loan agreement for a temporary increase in the available credit limit from $25.0 million to $30.0 million through March 4, 2025. All other terms of the TBK Agreement remain the same.

Term Debt

On March 10, 2023, the Company entered into a financing agreement (the “Financing Agreement”) and related fee letter as a borrower with certain of its subsidiaries party thereto as guarantors (collectively with the Company, the “Borrowers”), the lenders party thereto(collectively, the “Lenders”), CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent and administrative agent (together with CB Agents, the “Agents”) (collectively, the “Parties”). The Financing Agreement provides for an initial senior secured term loan in a principal amount of $4,210,526 and a delayed draft term loan in an aggregate principal amount of up to $14,789,474. On June 30, 2023, the Company borrowed on the delayed draft term loan amount of $5,263,158.

The Company is subject to certain financial covenants as part of the Financing Agreement. During several periods since entering into the Financing Agreement, the Company was in violation of the EBITDA leverage ratio financial covenant set forth in Section 7.03(c) thereof. The Company entered into a waiver agreement with the Agents dated as of February 5, 2024, whereby the Agents waived the requirements of, among other requirements, Section 7.03(c) of the Financing Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the quarter ended August 31, 2024. The Company is also non-compliant with the EBITDA leverage ratio financial covenant for the second quarter ended November 30, 2024 and is currently working with the lender on a new waiver agreement.

5. RELATED PARTY TRANSACTIONS

The Company has the following debt due to related parties:

	August 31, 2024	May 31, 2024

Due to FTS (1)	$500,000	$500,000
Due to ULHK(2)	12,797,010	10,647,010
	13,297,010	11,147,010
Less: current portion	-	-
	$13,297,010	$11,147,010

(1)

Promissory note dated February 21, 2023, in connection with the acquisitions completed in the principal amount of $500,000 for the remaining 35% share capital of Unique Logistics International (India) Private Ltd. acquired by the Company from Frangipani Trade Services (“FTS”) maturing December 31, 2025, and bearing no interest. FTS is owned by the Company’s CEO.

(2)

This debt relates to the February 21, 2023 acquisition by the Company of the share capital owned by ULHK, an entity with over 10% investment in the Company in eight ULHK subsidiaries for a combination of cash and promissory notes issued to ULHK.

In addition, on August 1, 2024, the Company completed the acquisition of all of the share capital owned by ULHK in Unique Singapore pursuant to a share sale and purchase agreement, as amended, between the Company and ULHK. Patrick Lee, a director of the Company, is also a director of ULHK and is the Group Chief Operating Officer of ULHK. Richard Lee, an owner of ULHK, is also an affiliate of the Company through his interests in Great Eagle Freight Limited, a related party. As consideration for the purchased shares, including the Company’s assumption of $1,800,000 of indebtedness owed to ULHK by Unique Singapore, the Company issued two promissory notes in the aggregate principal amount of $2,150,000 to ULHK. The Company issued to ULHK a promissory note in the principal amount of $1,800,000 upon closing of the acquisition on August 1, 2024, and a second promissory note in the amount of $350,000 to cover the additional portion of the purchase price on October 21, 2024. The principal amount under both promissory notes is due in full on August 1, 2026, with interest accruing at an annual rate of 15%, payable semi-annually. The total consideration for the purchased shares in the amount of $2,150,000 was calculated at an estimated fair value ,of $2,169,652.

Transactions listed below are between the Company and ULHK and its operating subsidiaries. These are considered related party transactions due to ULHK being an entity with a more than 10% investment in the Company.

Accounts Receivable and Payable

Transactions with related parties account for $2.5 million and $5.6 million, respectively, of accounts receivable and accounts payable as of August 31, 2024, compared to $1.2 million and $5.2 million, respectively, of accounts receivable and accounts payable as of May 31, 2024.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three months ended August 31, 2024, and 2023 these transactions represented approximately $0.3 million and $1.8 million, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the three months ended August 31, 2024 and 2023 these transactions represented approximately $6.1 million and $1.6 million, respectively.

6. OTHER LONG-TERM LIABILITIES

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

As a result of terminating the Merger Agreement, besides the merger termination costs of approximately $10.4 million initially and adjusted to $9.9 million for the year ended May 31, 2024, the Company also recognized an impairment charge for the previously deferred uplist costs in the amount of $3.1 million as reflected on the statement of operations for the year ended May 31, 2024.

Amendment to the financing agreement and a waiver

As previously disclosed, on March 10, 2023, the Company entered into the Financing Agreement as borrower with certain of its subsidiaries party thereto as guarantors, the Lenders, and the Agents, for an initial senior secured term loan in a principal amount of $4,210,526 and a delayed draft term loan in an aggregate principal amount of up to $14,789,474.

Effective March 1, 2024, the Parties entered into a waiver and amendment no. 2 to the Financing Agreement (the “Second Waiver”), whereby the Agents and the Lenders agreed to waive: (i) (a) that certain Event of Default (as defined in Section 9.01 of the Financing Agreement) that has occurred or may occur due to the Borrowers’ noncompliance with Section 7.03(a) of the Financing Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (the “FCCR Event of Default”), (b) that certain Event of Default that has occurred or may occur due to the Borrowers’ noncompliance with Section 7.03(b) of the Financing Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (the “Liquidity Event of Default”) and (c) that certain Event of Default that has occurred or may occur due to the Borrowers’ noncompliance with Section 7.03(c) of the Financing Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (together with the FCCR Event of Default and the Liquidity Event of Default, the “Specified Events of Default”); and (ii) interest at the post-default rate with respect to the Specified Events of Default from the date such event occurred through the Second Waiver effective date. As noted above, the Company is still non-compliant with Section 7.03(c) of the Financing Agreement in the second quarter ended November 30, 2024 and is currently working with the lender on a new waiver agreement.

In addition, pursuant to the Second Waiver, the borrowers agreed to (i) pay the administrative agent a non-refundable Waiver Fee in an aggregate amount of $3,000,000, which was deemed fully earned on the effective date of the Second Waiver, and (ii) issue the origination agent or its designee warrants, in form and substance satisfactory to the origination agent, entitling the holder thereof to purchase a number of shares of the Company’s common stock equal to the greater of (a) 7% of enterprise value as calculated in a manner to be mutually agreed and acceptable to the origination agent and the Company on a fully diluted basis and (b) $7,000,000, on terms, conditions and in a form reasonably acceptable to origination agent, and having an exercise price of $0.01 per share.

The anti-dilution provisions applicable to the warrants shall at no time be less favorable to the holder thereof than those accorded by the parent to any other person on or after the effective date. The warrants shall be exercisable for a period of 7.5 years unless otherwise agreed within the warrant agreement, which is currently being drafted. This contract did not meet qualification requirements to be classified as equity because there is no explicit limit on the number of shares to be delivered in a share settlement. Accordingly, the warrants were classified as a liability as the issuer is obligated to settle the warrant by issuing a variable number of shares and the monetary value of the obligation based on a predetermined fixed amount, variation in something other than the issuers stock price, in this case the amount is the enterprise value of the Company at the time of the future financing event. As the warrants were not yet issued on the balance sheet date, these expected warrants were recorded as other long-term liability with an estimated fair market value of $6,879,823 as of May 31, 2024 and $5,363,202 as of August 31, 2024.

Due to the unique nature of these warrants, which the Company anticipates will have an effective date of August 31, 2024, a Monte Carlo simulation was necessary in order to properly perform the valuation. Monte Carlo simulation analysis is mathematically similar to that used in a Black-Scholes option pricing model. However, in a Monte Carlo simulation, a computer is used to generate random price movements, which are constrained by the expected volatility of the underlying security. Where each step in a binomial model contains two possible outcomes, each step in a Monte Carlo simulation contains an unlimited number of potential outcomes. For the fair value of the warrants to be issued, a simulation using a risk neutral drift factor, the risk-free rate, was used.

The key inputs into the model were as follows:

	August 31, 2024	May 31, 2024
Risk-free interest rate	3.91%	4.5%
Discount rate	13.3%	6.0%
Probability of financing event next 2 years	85%	85.0%
Probability of financing event years 2 through 7.5	90%	90.0%
Term	7.0 years	7.3 years

The Company has identified and recorded these expected warrants (prior to issuance) due to the contractual nature of this liability as a long-term liability. Once issued, these warrants will be reclassified into derivative liability as representing the rights of holders of these warrants to receive certain shares of common stock upon qualified financing event. Accordingly, the Company is treating this long-term liability as derivative liability and adjusting it to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of derivative liabilities” financial statement line item of the Company’s statements of operations.

	Level 1	Level 2	Level 3
Other long-term liabilities as June 1, 2024	$-	$-	$6,879,823
Addition	-	-
Change in fair value of derivative liabilities	-	-	(1,516,621)
Other long-term liabilities as August 31, 2024	$-	$-	$5,363,202

7. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 800,000,000 shares of common stock, par value of $0.001 per share.

Preferred Shares

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001, par value per share.

Series A Convertible Preferred

The shares of the Company’s Series A Preferred Stock contain an anti-dilution provision that provides for an adjustment necessary to maintain the stockholders’ fully diluted ownership percentage as of the date of issuance of the shares of Series A Preferred Stock.

Subject to the rights of holders of shares of the Company’s Series B Preferred Stock, which shares rank pari passu with shares of the Company’s Series A Preferred Stock in terms of liquidation preference, in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the stockholders of record of shares of the Company’s Series A Preferred Stock shall be entitled to receive, at their option, immediately prior and in preference to any distribution to the holders of the Company’s common stock and other junior securities, a liquidation preference equal to their stated value per share.

Series B Convertible Preferred

Subject to the rights of holders of shares of the Company’s Series A Preferred Stock, which shares rank pari passu with shares of the Company’s Series B Preferred Stock in terms of liquidation preference, in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the stockholders of record of shares of Series B Preferred Stock shall be entitled to receive, at their option, immediately prior and in preference to any distribution to the holders of the Company’s common stock and other junior securities, a liquidation preference equal to their stated value per share.

Series C & D Convertible Preferred

The holders of the Company’s Series C and Series D Preferred Stock shall be entitled to receive, upon liquidation, dissolution or winding up of the Company, the amount of cash, securities, or other property to which such holder would be entitled to receive with respect to such shares of Preferred Stock if such shares had been converted to shares of common stock immediately prior to such liquidation, dissolution or winding up.

8. COMMITMENTS AND CONTINGENCIES

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

The components of lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	August 31, 2024	August 31, 2023
Operating lease (right of use (“ROU”) amortization)	$734,256	587,418
Interest on lease liabilities	190,890	211,151
Total net lease cost	$925,146	798,569

Supplemental balance sheet information related to leases was as follows:

	August 31, 2024	May 31, 2024

Operating leases:
Operating lease ROU assets, net	$8,296,928	$9,019,914

Current operating lease liabilities	2,318,315	2,588,817
Noncurrent operating lease liabilities	6,450,163	6,902,171
Total operating lease liabilities	$8,768,478	$9,490,988

Supplemental cash flow and other information related to leases was as follows:

	For the Three Months Ended	For the Three Months Ended
	August 31, 2024	August 31, 2023

ROU assets obtained in exchange for lease liabilities:
Operating leases	$11,270	-
Weighted average remaining lease term (in years):
Operating leases	3.18	4.14
Weighted average discount rate:
Operating leases	8.22%	9.09%

Future Minimum Payments for the Twelve Months Ending August 31,

August 31, 2024
2025	$3,157,532
2026	2,847,715
2027	2,877,307
2028	1,090,344
2029	83,735
Thereafter	-
Total lease payments	10,056,633
Less: imputed interest	1,288,155
Total lease obligations	$8,768,478

9. INCOME TAX PROVISION

The breakout of foreign and domestic pretax income (loss) is as follows:

	For the Three Months Ended August 31, 2024	For the Three Months Ended August 31, 2023

Domestic	$977,766	$(4,170,245)
Foreign	264,183	1,365,286
Pretax income	$1,241,949	$(2,804,959)

The quarterly tax provision is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the applicable quarter. The Company recorded a provision for income tax expense of $3.3 million, reflecting an effective tax rate of 269.7%, and $0.5 million of income tax benefit, reflecting an effective tax rate of 17.6%, for the three months ended August 31, 2024, and August 31, 2023, respectively. For the three-months ended August 31, 2024, our effective tax rate differed from the U.S. federal statutory rate primarily due to the recognition of a valuation allowance during the period. The Company has determined that it is not more likely than not to recognize a portion of its federal, foreign and state deferred tax assets. For the three-months ended August 31, 2023, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of the foreign derived intangible income deduction.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest and penalties related to the unrecognized tax positions are required to be calculated and would be classified as “tax expense” in the statement of operations. Interest expense in the amount of $0.1 million has been recorded related to the unrecognized tax positions for the period ended August 31, 2024 and none for the period ended August 31, 2023. These reserves would impact income tax expense if released into income. The Company does not expect a change to its unrealized tax position in the next twelve months.

The Company has filed its income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various international jurisdictions. Tax years 2020 and forward generally remain open for examination for federal and state tax purposes. Tax years 2017 and forward generally remain open for examination for foreign tax purposes. To the extent utilized in future years’ tax returns, net operating losses as of May 31, 2024 and 2023 will remain subject to examination until the respective tax year is closed.

10. SUBSEQUENT EVENTS

Line of credit increase

As previously reported, on July 20, 2023, the Company and its operating subsidiaries (collectively, “Borrower”) entered into a loan and security agreement with TBK Bank, SSB, a Texas State Savings Bank (the “Agreement”), for a facility under which TBK Bank will advance funds secured on eligible trade receivables of the Company. The Agreement was further amended by amendments No. 1 and 2 thereto, dated as of February 5, 2024 and August 7, 2024, respectively.

On September 12, 2024, Borrower and TBK Bank entered into Amendment No. 3 to the Agreement, whereby the parties agreed to temporarily increase the maximum amount that Borrower may borrow under the Agreement from $25,000,000 to $30,000,000 through March 12, 2025, after which the maximum amount that Borrower may borrow under the Agreement will revert back to $25,000,000.

Amendment of the related party debt

As previously reported, on February 21, 2023, the Company issued to ULHK, promissory notes, as amended, with the following original principal amounts: $2,000,000 (the “Second Net Assets Note”), $1,000,000 (the “Original Seller Note”), and $1,000,000 (the “ULHK Note”), respectively. Further, on March 5, 2024, the Company issued ULHK a promissory note in the aggregate principal amount of $2,500,000 (“Note 11”) and a promissory note in the aggregate principal amount of $3,400,000 (“Note 12”).

On October 7, 2024, the Company and ULHK amended the ULHK Note to extend the maturity date thereof from June 30, 2025 to December 31, 2025. Further, on October 7, 2024, the Company and ULHK amended the Second Net Assets Note the Original Seller Note, Note 11 and Note 12 to extend the maturity dates on each of these promissory notes from June 30, 2025 to December 31, 2025.

Acquisition of Unique Singapore

On August 1, 2024, the Company closed the acquisition of all of the share capital owned ULHK in Unique Singapore. The total consideration for the purchased shares in the amount of $2,150,000 was calculated at an estimated fair value of $2,169,652. As part of the consideration for the purchased shares, the Company, by mutual agreement with ULHK, issued to ULHK a promissory note in the principal amount of $350,000 in lieu of the cash payment originally contemplated under the purchase agreement. The principal amount under this note is due in full on October 21, 2026, with interest accruing at an annual rate of 15%, payable semi-annually. This note has been already accrued as part of the acquisition accounting and included in the related party debt line item of the condensed consolidated financial statements of the Company as of August 31, 2024.

Line of credit waiver of financial covenant

On December 11, 2024, the Company entered into an amendment and waiver to the loan and security agreement with respect to the TBK Facility, dated July 20, 2023, with TBK Bank, SSB whereby the bank agreed to waive a specified event of default as of August 31, 2024. All other terms and conditions of the original and amended loan and security agreement with respect to the TBK Facility remain the same. This loan is scheduled to mature on June 1, 2025.

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

The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. These risks include, by way of example and without limitation:

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

● Our business is subject to significant seasonal fluctuations driven by market demands and each quarter is affected by seasonal trends

● Our revenue and direct costs are subject to significant fluctuations depending on supply and demand for freight capacity

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

On August 1, 2024, the Company acquired of all of the share capital owned by Unique Logistics Holdings Limited, a Hong Kong corporation (“ULHK”), in Unique Logistics International (Sin) Pte Ltd. (“Unique Singapore”) pursuant to a Share Sale and Purchase Agreement, as amended, between the Company and ULHK.

Industry Trends, Trade Conditions and Competition

We specialize in shipping by air and sea from Asia to the United States. Our business is thus intricately linked to the economic, political and other market factors that impact trade and shipping in this sector. Geopolitical factors have resulted in United States’ importers moving production from China to other countries in the region. This trend poses challenges to ensure that we meet the changing logistics requirements of our customers and secure the capacity necessary by air or sea to successfully ship products for our customers from other parts of Asia.

Shipping from Asia to the United States continues to be influenced by the conflicts in the Middle East. United States’ importers have also been wary of the potential impact of East Coast dockworkers’ industrial action, first anticipated in October 2024 and now deferred to, possibly, January 2025. In anticipation of such disruptions and the longer transit times on some shipping routes due to the Middle East conflicts, customers have accelerated their shipping to protect inventory levels. This has caused congestion and poses challenges for us to manage shipping capacity.

Air shipping volumes have increased as a result of accelerated shipping and another more recent trend: the increasing amount of air freight volumes utilized by Chinese E-Commerce shipping companies. Increasing air shipping volumes and reduced air freight capacity for commercial imports has increased air freight costs.

United States’ importers remain wary of the potential impact of further tariffs on imports from China and are starting to plan further relocation of production in the longer term and even more accelerated shipping in the shorter term. We will likely begin to see the impact of anticipated tariffs in our financial results for the last quarter of our fiscal year ending May 31, 2025.

Results of Operations for the Three Months Ended August 31, 2024 and August 31, 2023

Revenue

For the three months ended August 31, 2024 and 2023, Unique Logistics’ revenue by product line was as follows:

	For the Three Months Ended August 31, 2024	For the Three Months Ended August 31, 2023	$ change	% change

Airfreight services	$47,248,102	$19,147,970	$28,100,132	146.8%
Ocean freight and ocean services	57,064,403	30,728,501	26,335,902	85.7%
Contract logistics	975,579	572,712	402,867	70.3%
Customs brokerage and other services	9,910,153	12,419,101	(2,508,948)	(20.2)%
Total revenues	$115,198,237	$62,868,284	52,329,953	83.2%

The increase in total revenues for the three months ended August 31, 2024, compared to the three months ended August 31, 2023, is primarily due to increases in airfreight services revenue and ocean freight and ocean services revenue, offset by a decrease in revenue from customs brokerage and other services.

The increase in air freight revenue was due to an approximately 68.7% increase in pricing (that is, the rates that we charge customers), which was responsible for 68.5% of the total increase in airfreight services revenue, and an approximately 46.3% increase in volume during the three months ended August 31, 2024 compared to the comparable period of 2023. The increases in both pricing and volume were due to significant increases in demand for air freight services due to geopolitical issues discussed above and the rerouting of vessels traveling from Asia to Europe and the East Coast of the United States during the quarter ended August 31, 2024 compared to the quarter ended August 31, 2023.

The increase in ocean freight revenue was due to a price increase of approximately 117.6% for such services compared to the three-month period ended August 31, 2023, as shipping demand picked up, which resulted in a 117.1% increase in ocean freight revenue period-over period, offset by a 17.1% decrease in such revenue resulting from a 14.7% decrease in volume due to a shift by major customers to airfreight services, quarter over quarter.

The decrease in revenue from custom brokerage and other services during the three months ended August 31, 2024 compared to the quarter ended August 31, 2023, was a result of customers paying their own duties at the Company’s encouragement.

Costs and Operating Expenses

For the three months ended August 31, 2024 and August 31, 2023, Unique Logistics’ costs and operating expenses were as follows:

	For the Three Months ended August 31, 2024	For the Three Months ended August 31, 2023	$ change	% change
Cost of sales
Airfreight services	$44,845,501	$17,892,433	$26,953,068	150.6%
Ocean freight and ocean services	51,117,718	25,819,755	25,297,963	98.0%
Contract logistics	255,558	168,158	87,400	52.0%
Customs brokerage and other services	8,506,125	10,748,897	(2,242,772)	(20.9)%
Salaries and related costs	5,218,613	6,016,892	(798,279)	(13.3)%
Professional fees	1,055,949	807,893	248,056	30.7%
Rent and occupancy	1,362,424	1,096,565	265,859	24.2%
Selling and promotion	576,144	714,971	(138,827)	(19.4)%
Depreciation and amortization	467,626	699,400	(231,774)	(33.1)%
Foreign exchange (gains) and losses	(28,237)	(194,186)	165,949	(85.5)%
Other expense	639,722	666,165	(26,443)	(4.0)%
Total operating expenses	$114,017,143	$64,436,943	49,580,200	76.9%

The 76.9% increase in operating expenses was primarily due to a 97.1% increase in the cost of sales, offset by an aggregate decrease in other operating expenses. The increase in the cost of sales in each of airfreight services, ocean freight and ocean services, and contract logistics was primarily attributable to the increased revenues during the three months ended August 31, 2024 compared to the same period of 2023, as discussed above under Revenue.

Gross Margins

Although revenue and direct costs both increased during the three months ended August 31, 2024 compared to the three months ended August 31, 2023, the gross margin as a percentage of revenue decreased from 13.1% during the 2023 period to 9.1% during the 2024 period. This decrease was primarily the result of an increase in airfreight revenue that historically produces lower margins than ocean freight revenue due to higher utilization during the 2024 period of spot market contracts as opposed to ocean freight minimum quantity commitments that generally provide more favorable freight rates than the spot market. Gross margin is an important measurement of the logistics company efficiency and profitability. The Company is focused on this and other measures when making strategic decisions and investments.

Other Income (Expenses)

During the quarter ended August 31, 2024, total other expenses were approximately $0.4 million and consisted primarily of $2.0 million of interest expense offset by change in fair value of derivative liabilities resulting in gain of $1.6 million. During the quarter ended August 31, 2023, total other expenses consisted of $1.4 million of interest expense and a $0.2 million decrease in the fair value of derivative liabilities. The increase in interest expense quarter over quarter was due to higher debt balances during the quarter ended August 31, 2024, as borrowings under our line of credit with TBK Bank increased due to higher sales and payments made to the shipping lines. Also, interest expense increased due to our restructuring of promissory notes due to ULHK in 2024 that resulted in our issuing new notes that accrue interest to replace interest free notes. Changes in the fair value of derivative liabilities are due to a reduction in the enterprise value of the Company that is a primary driver for the mark to market valuation adjustment.

Income Tax Expense (Benefit)

Due to cumulative taxable losses as of August 31, 2024, the Company established a deferred tax asset valuation allowance in the amount of $3.4 million which resulted in tax expense of $3.3 million as part of its annual tax provision compared with income tax benefit of $0.5 million recorded during the three months ended August 31, 2023, based on net loss before income taxes for that quarter. This deferred tax asset valuation allowance is reversable in future periods when there will be sufficient cumulative taxable income.

Liquidity and Capital Resources

The Company’s principal sources of cash are (i) cash generated from operations, (ii) borrowings available under its revolving line of credit and (iii) proceeds from future debt or equity issuances. As of August 31, 2024, the Company had cash on hand of approximately $3.5 million, working capital of $0.3 million, and $2.2 million available to draw under its TBK Facility. On September 12, 2024, the Company entered into an agreement with TBK Bank (the “TBK Facility”) to temporarily increase the credit limit under the TBK Facility from $25.0 million to $30.0 million for a period of six months. The Company has incurred net losses of $2.1 million and used cash for its operations in the amount of $10.2 million during the quarter ended August 31, 2024 primarily due to the ramp up of accounts receivable and accounts payable during the most recent quarter ended due to an increase in sales. The net losses and cash used in operations are indicators of substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

The Company is currently evaluating several different strategies to enhance its liquidity position. These strategies may include, but are not limited to, pursuing additional actions under its strategic plan, seeking additional financing from both the public and private markets through the issuance of equity securities and seeking to extend the term of outstanding debt. The outcome of these matters cannot be predicted with any certainty at this time. There can be no assurance that the Company will be able to raise the capital it needs to continue its operations on satisfactory terms or at all. If capital is not available to the Company when, and in the amounts needed, the Company could be required to liquidate its assets, cease or curtail operations, which could materially harm its business, financial condition and results of operations, or seek protection under applicable bankruptcy laws or similar state proceedings.

The Company is continually evaluating its liquidity requirements in light of its operating needs, growth initiatives and capital resources. Based on its assessment of the Company’s projected cash flow and business performance as of and subsequent to August 31, 2024, management believes that the Company’s current cash and cash availability under the TBK facility would be sufficient to support its operations for at least the next 12 months from the issuance of this report. The Company's plan includes the items noted above as well as securing external financing which may include raising debt or equity capital. These plans are not entirely within the Company's control including its ability to raise sufficient capital on favorable terms, if at all, absent an infusion of sufficient capital there is substantial doubt about its ability to continue as a going concern for twelve months after the date the condensed consolidated financial statements for the quarter ended August 31, 2024 are issued.

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

Adjusted EBITDA

We define adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, transaction gains and losses, other income, merger and acquisition costs, impairment charges and certain other non-recurring items.

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

Following is the reconciliation of our consolidated net income to adjusted EBITDA for the three months ended August 31, 2024 and 2023:

	For the three months Ended August 31, 2024	For the three months ended August 31, 2023
Net loss	$(2,107,614)	$(2,311,128)

Add back:
Income tax expense (benefit)	3,349,563	(493,831)
Depreciation and amortization	467,626	497,450
(Gain)/loss on foreign exchange	(28,237)	(194,186)
Change in fair value of derivative liabilities	(1,613,621)	21,788
Interest expense	2,018,622	1,390,208

Adjusted EBITDA	$2,086,339	$(1,089,699)

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

As of August 31, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon the evaluation described above, that as of August 31, 2024, our disclosure controls and procedures were not effective and require remediation in order to be effective at the reasonable assurance level.

In addition, our auditors identified material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the audit of the fiscal year ended May 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design and maintain an effective control environment commensurate with our financial reporting requirements, including (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience and (b) we have not completed a full risk assessment of our internal control over financial reporting at the activity level, including process documentation and testing. In the course of preparing the financial statements for the year ended May 31, 2024, we identified separate material weaknesses in internal control over financial reporting, which relates to the ineffective design and implementation of information technology general controls (“ITGC”) combined with the lack of properly designed management review controls to compensate for these deficiencies. The Company’s ITGC deficiencies included improperly designed controls pertaining to user access rights and segregation of duties over systems that are critical to the Company’s system of financial reporting. Management’s general assessment of the above processes in light of the Company’s size, maturity and complexity, as to the design and effectiveness of the internal control over financial reporting, is that the key controls and procedures in each of these processes provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER REPURCHAES OF EQUITY SECURITIES.

There were no unregistered sales of the Company’s equity securities during the quarter ended August 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by
		Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Promissory Note in the principal amount of $1,800,000, dated August 1, 2024, in favor of Unique Logistics Holdings Limited.	8-K	10.1	8/7/2024
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.				X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.				X
32.1	Section 1350 Certification of Chief Executive Officer.				X
32.2	Section 1350 Certification of Chief Financial Officer.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer (Principal Executive Officer)

December 16, 2024

By:	/s/ Eli Kay
Eli Kay
Chief Financial Officer (Principal Financial Officer)

December 16, 2024

