Form 10-Q
period 2024-11-30
Unique Logistics International, Inc.
filed 2025-03-07
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

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

Yes ☐ No ☒

As of March 7, 2025 there were 799,141,770 shares of the registrant’s common stock outstanding.

UNIQUE LOGISTICS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2024

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2024	May 31, 2024
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,654,640	$3,799,561
Accounts receivable, net	51,961,163	38,601,255
Contract assets	5,731,952	3,961,199
Other current assets and prepaids	6,069,840	5,370,376
Total current assets	67,417,595	51,732,391

Property and equipment, net	700,952	659,701

Other noncurrent assets:
Goodwill	23,357,690	20,516,018
Intangible assets, net	11,735,541	11,196,171
Equity-method investments	4,426,572	3,457,449
Operating lease right-of-use assets, net	7,629,534	9,019,914
Deferred tax asset, net	976,363	4,307,486
Other noncurrent assets	2,419,833	2,426,314
Total other noncurrent assets	50,545,533	50,923,352
Total assets	$118,664,080	$103,315,444

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$32,858,075	$19,983,859
Accrued expenses and current liabilities	4,836,363	6,471,835
Accrued freight	8,175,596	4,054,220
Revolving credit facility	20,685,748	13,125,031
Current portion of notes payable	1,407,802	1,272,165
Current portion of operating lease liability	2,238,717	2,588,817
Total current liabilities	70,202,301	47,495,927

Noncurrent liabilities
Notes payable, net of current portion	10,136,396	10,727,835
Notes payable to related parties	12,253,000	11,147,010
Operating lease liability, net of current portion	5,864,093	6,902,171
Derivative liabilities	6,032,790	5,669,000
Other noncurrent liabilities	8,237,080	10,961,931
Total noncurrent liabilities	42,523,359	45,407,947

Total liabilities	112,725,660	92,903,874

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized, 941,240 issued and outstanding as of November 30, 2024 and May 31, 2024, respectively.

Series A Convertible Preferred stock, $0.001 par value; 120,065 issued and outstanding as of November 30, 2024 and May 31, 2024, respectively. Liquidation preference $120 at November 30, 2024	120	120
Series B Convertible Preferred stock, $0.001 par value; 820,800 issued and outstanding as of November 30, 2024 and May 31, 2024, respectively. Liquidation preference of $821 at November 30, 2024	821	821
Series C Convertible Preferred stock, $0.001 par value; 195, issued and outstanding as of November 30, 2024 and May 31, 2024, respectively. Liquidation preference $7.6 million at November 30, 2024	-	-
Series D Convertible Preferred stock, $0.001 par value; 180 issued and outstanding as of November 30, 2024 and May 31, 2024, respectively. Liquidation preference $7.1 million at November 30, 2024	-	-

Common stock, $0.001 par value; 800,000,000 shares authorized; 799,141,770 shares issued and outstanding as of November 30, 2024 and May 31, 2024, respectively.	799,142	799,142
Additional paid-in capital	180,220	180,220
Accumulated other comprehensive income	(188,986)	(161,543)
Retained earnings	2,604,494	5,952,906
Total Stockholders’ Equity attributable to common shareholder	3,395,811	6,771,666
Equity attributable to noncontrolling interests	2,542,609	3,639,904
Total Stockholders’ Equity	5,938,420	10,411,570
Total Liabilities and Stockholders’ Equity	$118,664,080	$103,315,444

See notes accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	For the Three Months Ended November 30, 2024	For the Three Months Ended November 30, 2023	For the Six Months Ended November 30, 2024	For the Six Months Ended November 30, 2023
Revenues:
Airfreight services	$55,751,903	$36,281,790	$103,000,005	$55,429,760
Ocean freight and ocean services	45,760,260	16,661,249	102,824,663	47,389,750
Contract logistics	831,355	740,567	1,806,934	1,313,279
Customs brokerage and other services	9,883,199	8,158,647	19,793,352	20,577,748
Total revenues	112,226,717	61,842,253	227,424,954	124,710,537

Equity method earnings	515,251	275,056	981,107	450,752

Costs and operating expenses:
Airfreight services	52,034,147	34,405,651	96,879,648	52,298,084
Ocean freight and ocean services	39,880,673	13,145,339	90,998,391	38,965,094
Contract logistics	253,667	212,645	509,225	380,803
Customs brokerage and other services	9,309,938	7,167,890	17,816,063	17,916,787
Salaries and related costs	6,331,626	5,746,888	11,550,239	11,763,780
Professional fees	418,725	824,569	1,474,674	1,632,462
Rent and occupancy	1,198,388	1,109,425	2,560,812	2,205,990
Selling and promotion	642,237	563,717	1,218,381	1,278,688
Depreciation and amortization	538,667	750,943	1,006,293	1,450,343
Foreign exchange transactions, net	75,546	(99,881)	47,309	(294,067)
Gain on business disposal	(527,033)	-	(527,033)	-
Other	1,248,825	(634)	1,888,547	665,531
Total costs and operating expenses	111,405,406	63,826,552	225,422,549	128,263,494

Income (loss) from operations	1,336,562	(1,709,243)	2,983,512	(3,102,206)

Other income (expenses)
Interest expense	(1,666,144)	(1,026,165)	(3,684,765)	(2,416,373)
Change in fair value of derivative liabilities	(1,472,951)	(160,075)	140,670	(181,863)
Total other income (expenses)	(3,139,095)	(1,186,240)	(3,544,095)	(2,598,236)

Net loss before income taxes	(1,802,533)	(2,895,483)	(560,583)	(5,700,442)

Income tax expense (benefit)	535,561	(24,800)	3,885,124	(518,631)

Net loss	(2,338,094)	(2,870,683)	(4,445,707)	(5,181,811)

Noncontrolling interest allocated loss (gain)	1,200,609	(26,052)	1,097,295	54,425

Net loss attributable to for common shareholders	$(1,137,485)	$(2,896,735)	$(3,348,412)	$(5,127,386)

Net loss available for common shareholders per common share
– basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding
– basic and diluted	799,141,770	799,141,770	799,141,770	799,141,770

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2024	November 30, 2023
Net loss	(2,338,094)	(2,870,683)
Other comprehensive income (OCI), net of tax:
Foreign currency translation adjustments	(190,192)	(160,511)
OCI tax effect	-	84,024
Total comprehensive loss	(2,528,286)	(2,947,170)
Net loss attributable to noncontrolling interest	1,200,609	(26,052)
Comprehensive loss attributable to common shareholder	(1,327,677)	(2,973,222)

	For the Six	For the Six
	Months Ended	Months Ended
	November 30, 2024	November 30, 2023
Net loss	(4,445,707)	(5,181,811)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(27,443)	(327,261)
OCI tax effect	-	84,024
Total comprehensive loss	(4,473,150)	(5,425,048)
Net loss attributable to noncontrolling interest	1,097,295	54,425
Comprehensive loss attributable to common shareholder	(3,375,855)	(5,370,623)

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

For the Three and Six Months Ended November 30, 2024

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Retained	Total Stockholders’ equity attributable to common	Non- Controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	earning	stockholder	Interest	Equity

Balance, June 1, 2024	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$(161,543)	$5,952,906	$6,771,666	$3,639,904	$10,411,570

Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	-	-	-	162,749		162,749		162,749

Net loss	-	-	-	-	-	-	-	-	-	-	-		(2,210,927)	(2,210,927)	(103,314)	(2,107,613)

Balance, August 31, 2024	120,065	120	820,800	821	195	-	180	-	799,141,770	799,142	180,220	1,206	3,741,979	4,723,488	3,743,218	8,466,706
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	-	-	-	(190,192)		(190,192)		(190,192)

Net loss	-	-	-	-	-	-	-	-	-	-	-		(1,137,485)	(1,137,485)	1,200,609	(2,338,094)
Balance, November 30, 2024	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$(188,986)	$2,604,494	$3,395,811	$2,542,609	$5,938,420

For the Three and Six Months Ended November 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Retained	Total Stockholders’ equity attributable to common	Non- Controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	earning	stockholder	Interest	Equity

Balance, June 1, 2023	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$3,258	$13,066,109	$14,049,670	$3,545,963	$17,595,633

Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	-	-	-	(166,750)	-	(166,750)	-	(166,750)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,230,651)	(2,230,651)	(80,477)	(2,311,128)

Balance, August 31, 2023	120,065	120	820,800	821	195	-	180	-	799,141,770	799,142	180,220	(163,493)	10,835,458	11,652,269	3,465,486	15,117,755
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	-	-	-	(76,487)	-	(76,487)	-	(76,487)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,896,735)	(2,896,735)	26,052	(2,870,683)
Balance, November 30, 2023	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$(239,979)	$7,938,723	$8,679,047	$3,491,538	$12,170,585

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended November 30, 2024	For the Six Months Ended November 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,445,707)	$(5,181,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,006,293	1,450,343
Credit loss expense (recovery)	504,329	(594,388)
Amortization of right of use assets	1,395,366	1,428,413
Equity method earnings	(981,107)	(450,752)
Change in net deferred tax provision	3,331,123	(1,091,050)
Change in fair value of derivative liabilities	(140,670)	181,863
Noncash gain on business disposition	(527,033)	-
Changes in operating assets and liabilities:
Accounts receivable	(10,424,045)	2,790,935
Contract assets	(1,469,218)	1,967,063
Prepaid expenses and current assets	(643,546)	3,311,347
Deposits and other noncurrent assets	6,481	447,227
Accounts payable	6,711,305	(5,699,607)
Accrued expenses and other current liabilities	(2,005,629)	(3,803,574)
Accrued freight	3,620,426	(1,012,076)
Operating lease liability	(1,393,164)	(1,265,117)
Net Cash Used in Operating Activities	(5,454,796)	(7,521,184)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(209,547)	(551,520)
Dividends received from equity method investments	400,000	599,318
Capital contribution to equity method investments	(388,016)	-
Cash acquired in connection with business acquisition	550,357	-
Net Cash Provided by Investing Activities	352,794	47,798
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit, net	7,560,717	5,973,967
Repayments notes payable	(455,802)	-
Borrowings notes payable	-	5,233,173
Repayments related parties	(2,120,391)	(3,501,642)
Deferred offering costs	-	(585,016)
Net Cash Provided by Financing Activities	4,984,524	7,120,482

Effect of exchange rate on cash and equivalents	(27,443)	(243,237)

Net change in cash and cash equivalents	(144,921)	(596,141)

Cash and cash equivalents - Beginning of period	3,799,561	6,744,238
Cash and cash equivalents - End of period	$3,654,640	$6,148,097
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the period for:
Income taxes	$-	$883,551
Interest	$2,634,990	$2,337,059
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for lease liabilities	$4,986	$1,250,215
Promissory notes issued due to related parties (See acquisition note)	$2,150,000	$67,954
Promissory note issued due to related party (See divestiture note)	$650,000	-
Promissory notes cancelled due to related parties (See divestiture note)	$(1,694,010)	-

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2024

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Unique Logistics International, Inc. and its subsidiaries (the “Company”) is a non-asset-based provider of global logistics and freight forwarding services operating through a worldwide network of offices and exclusive or non-exclusive agents. The Company’s customers include retailers and wholesalers, electronics, high technology, industrial and manufacturing companies around the world. The Company provides a range of international logistics services that enable its customers to outsource sections of their supply chain process. This range of services can be categorized as follows:

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

The Company’s principal sources of cash are (i) cash generated from operations, (ii) borrowings available under its revolving line of credit and (iii) proceeds from future debt or equity issuances. As of November 30, 2024, the Company had cash and cash equivalents on hand of approximately $3.7 million, negative working capital of $2.8 million, and $9.3 million available to draw under its operating line of credit with TBK Bank, SSB (the “TBK Facility”) based on the amount of its accounts receivable on November 30, 2024. On September 12, 2024, the Company entered into an agreement with TBK Bank to temporarily increase the credit limit under the TBK Facility from $25.0 million to $30.0 million for a period of six months through March 12, 2025. The Company has incurred net losses of $4.4 million and used cash for its operations in the amount of $5.5 million during the six months ended November 30, 2024, primarily due to the ramp up of accounts receivable and accounts payable during the most recent quarter ended due to an increase in sales. The negative working capital, net losses and cash used in operations are all indicators of substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements appearing elsewhere in this report are issued.

The Company is currently evaluating several different strategies to enhance its liquidity position. These strategies may include, but are not limited to, pursuing additional actions under its strategic plan, seeking additional financing from both the public and private markets through the issuance of equity securities and seeking to extend the term of outstanding debt. The outcome of these matters cannot be predicted with any certainty at this time. There can be no assurance that the Company will be able to raise the capital it needs to continue its operations on satisfactory terms or at all. If capital is not available to the Company when, and in the amounts, needed, the Company could be required to liquidate its assets, cease or curtail operations, which could materially harm its business, financial condition and results of operations, or seek protection under applicable bankruptcy laws or similar state proceedings.

The Company is continually evaluating its liquidity requirements considering its operating needs, growth initiatives and capital resources. Based on its assessment of the Company’s projected cash flow and business performance as of and subsequent to November 30, 2024, management believes that the Company’s current cash and cash availability under the TBK facility as well as the ability to renegotiate the debt repayments would be sufficient to support its operations for at least the next 12 months from the issuance of this report. The Company’s plan includes the items noted above as well as securing external financing, which may include raising debt or equity capital. These plans are not entirely within the Company’s control including its ability to raise sufficient capital on favorable terms, if at all, and absent an infusion of sufficient capital there is substantial doubt about its ability to continue as a going concern for 12 months after the date the condensed consolidated financial statements for the three and six months ended November 30, 2024 are issued.

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

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for services. The Company recognizes revenue upon meeting each performance obligation based on the allocated amount of the total consideration of the contract to each specific performance obligation.

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

The Company uses independent contractors and third-party carriers in the performance of its transportation services. The Company evaluates who controls the transportation services to determine whether its performance obligation is to transfer services to the customer or to arrange for services to be provided by another party. The Company determined it acts as the principal for its transportation services performance obligation as it is in control of establishing the prices for the specified services, managing all aspects of the shipments process and assuming the risk of loss for delivery and collection.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue from our clients by significant geographic area for the three and six months ended November 30, 2024, and 2023, based on origin of shipment (imports) or destination of shipment (exports):

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2024	November 30, 2023
China, Hong Kong & Taiwan	$25,187,654	$14,375,941
Southeast Asia	29,686,333	12,062,505
United States	19,215,565	13,622,472
India Sub-continent	25,397,110	16,288,777
EMEA (Europe, Middle East, and Africa )	8,715,669	4,502,108
Other	4,024,386	990,450
Total revenue	$112,226,717	$61,842,253

	For the Six	For the Six
	Months Ended	Months Ended
	November 30, 2024	November 30, 2023
China, Hong Kong & Taiwan	$53,427,567	$28,737,587
Southeast Asia	54,171,573	22,357,449
United States	50,556,044	20,337,485
India Sub-continent	46,582,928	34,925,534
EMEA (Europe, Middle East, and Africa )	16,329,948	11,307,513
Other	6,356,894	7,044,969
Total revenue	$227,424,954	$124,710,537

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, convertible notes, promissory notes, all approximate fair value due to their short-term nature as of November 30, 2024, and May 31, 2024. The carrying amount of the long-term debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had Level 3 liabilities (See Derivative Liability note) as of November 30, 2024, and May 31, 2024. There were no transfers between levels during the reporting period.

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

As of November 30, 2024, and May 31, 2024, the allowance for credit losses was approximately $1.0 million, and the bad debt expense was immaterial for each of the quarters ended November 30, 2024 and 2023. Additions and write-offs have not been significant in the periods presented.

Concentrations

As of November 30, 2024 and 2023, one major customer (Customer A) represented approximately 13% and 7% of total accounts receivable, respectively. Another major customer (Customer B) represented 5% and 16% of total accounts receivable as of November 30, 2024 and 2023, respectively.

Revenue from two major customers (Customers A and B) was 14% and 10% of total revenue, respectively, for the six months ended November 30, 2024. One major customer (Customer B) was 13% of total revenue for the six months ended November 30, 2023.

Revenue from two major customers (Customers A and B) was 20% and 14% of total revenue, respectively, for the three months ended November 30, 2024. One major customer (Customer B) was 24% of total revenue for the three months ended November 30, 2023.

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

	Level 1	Level 2	Level 3
Derivative liabilities as of June 1, 2024	$-	$-	$5,669,000
Addition	-	-	-
Change in fair value	-	-	363,790
Derivative liabilities as of November 30, 2024	$-	$-	$6,032,790

The underlying value of the anti-dilution provision is calculated from estimating the probability and value of the provision assuming a near term financing event. For the period ended November 30, 2024, based on the assumption of how antidilutive shares of Convertible Preferred Series A, C and D would be exchanged in the near future for common stock, and the fact that the antidilution provision of these shares is effective through December 31, 2024, the assumptions include probability of the financing event, estimated value of common stock at the exchange point and estimated time to financing event.

The key inputs into the model were as follows:

	November 30, 2024	May 31, 2024
Risk-free interest rate	4.26%	4.96%
Probability of capital raise (financing event)	30%	30%
Probability of sale (financing event)	50%	50%

Estimated value of common stock capital raise per share	$0.0073	$0.0067
Estimated value of common stock upon sale per share	$0.0086	$0.0079
Estimated time to financing event	1.25 years	1.75 years

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

The Company uses a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating its tax positions and estimating our tax benefits, which may require periodic adjustments, and that may not match the ultimate future outcome.

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

Comprehensive Income

Comprehensive income consists of net earnings and other gains and losses affecting equity that, under GAAP, are excluded from net earnings. For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects and comprehensive income or loss attributable to the noncontrolling interests. Accumulated other comprehensive income or loss consisted entirely of foreign currency translation adjustments, net of related income tax effects for the periods ended November 30, 2024 and 2023.

Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	For the Three Months Ended
	November 30, 2024	November 30, 2023
Numerator:
Net loss	$(2,338,094)	(2,870,683)
Effect of dilutive securities:
Diluted net loss	$(2,338,094)	(2,870,683)

Denominator:
Weighted average common shares outstanding – basic	799,141,770	799,141,770

Dilutive securities:*
Series A Preferred	-	-
Series B Preferred	-	-
Series C Preferred	-	-
Series D Preferred	-	-
		-
Weighted average common shares outstanding and assumed conversion – diluted	799,141,770	799,141,770

Basic and diluted net loss per common share	$(0.00)	$(0.00)

	For the Six Months Ended
	November 30, 2024	November 30, 2023
Numerator:
Net loss	$(4,445,707)	$(5,181,811)
Effect of dilutive securities:

Diluted net loss	$(4,445,707)	$(5,181,811)

Denominator:
Weighted average common shares outstanding – basic	799,141,770	799,141,770

Dilutive securities*:
Series A Preferred	-	-
Series B Preferred	-	-
Series C Preferred	-	-
Series D Preferred	-	-

Weighted average common shares outstanding and assumed conversion – diluted	799,141,770	799,141,770

Basic and diluted net loss per common share	$(0.01)	$(0.01)

*	Due to a net loss for the three and six months ended November 30, 2024 and 2023, only weighted average common shares are used in calculations. As November 30, 2024 and 2023, the Company’s dilution of all outstanding securities would be as follows:

November 30, 2024 and 2023
Weighted average common shares outstanding – basic	799,141,770
Series A Preferred	1,168,177,320
Series B Preferred	5,373,342,576
Series C Preferred	1,206,351,359
Series D Preferred	1,130,954,399
Weighted average common shares outstanding and assumed conversion – diluted	9,677,967,425

Recent Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) which makes improvements to reportable segment disclosures, by requiring, among other things, the disclosure in interim periods about a reportable segment’s profit or loss and assets that are currently required annually, and disclosures of significant segment expenses and profit and loss measures provided to the chief operating decision maker. The ASU does not change how the Company identifies its operating segments. The Company expects to adopt this standard effective in a fiscal year started June 1, 2024. The Company is currently evaluating the impact of this ASU on its segment disclosures and expects no impact on its consolidated financial statements, cash flows and financial condition.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued an ASU which expands income tax disclosures by requiring the disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, disclosure is required of income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This standard will become effective for the Company on June 1, 2025. The Company expects this ASU to only impact its disclosures with no impacts to its consolidated financial statements, cash flows and financial condition.

2. ACQUISITIONS AND DIVESTURES

Acquisitions

On August 1, 2024, the Company closed the acquisition of all of the share capital owned by Unique Logistics Holdings Limited, a Hong Kong corporation (“ULHK”), in Unique Logistics International (Sin) Pte Ltd. (“Unique Singapore”) pursuant to a Share Sale and Purchase Agreement, as amended, between the Company and ULHK.

The total consideration for the purchased shares was calculated at an estimated fair value of $2,169,652. The Company issued two promissory notes to ULHK, one on August 1, 2024, in the principal amount of $1,800,000 and one executed on October 21, 2024, in the amount of $350,000. The principal amount under these notes is due in full on August 1, 2026, with interest accruing at an annual rate of 15%, payable semi-annually. Both notes were recorded as notes payable at face value of $2,150,000, as agreed with ULHK upon this acquisition, which approximated fair value as of August 1, 2024.

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

The Company paid approximately $0.3 million of closing costs for legal, accounting, and other professional fees that were expensed during the three- and six-month period ended November 30, 2024.

Identifiable intangible assets and their amortization periods are estimated as follows:

	Cost Basis	Useful Life
Customer relationships	$1,727,000	7 years

Expense for amortization of identifiable intangible assets for the three and six months ended November 30, 2024, was $61,679. The future amortization schedule is as follows:

For the Twelve Months Ending November 30
2025	$246,714
2026	246,714
2027	246,714
2028	246,714
2029	246,714
Thereafter	431,751
Total	$1,665,321

Pro Forma Information (Unaudited)

The Company is reporting the results of operations of its subsidiaries on a one-month lag basis.

The results of operations of Unique Singapore from May 1, 2024 through July 31, 2024 have not been included in the Company’s condensed consolidated financial statements because the Company only acquired this entity on August 1, 2024. The results of Unique Singapore are included in the results of operations from the date of acquisition which is August 1, 2024.

The following unaudited pro forma financial information represents a summary of the consolidated results of operations of the Company for the three months ended November 30, 2023, assuming the acquisition had been completed as of April 30, 2023, first day of the period for consolidating subsidiaries on a one-month lag basis. The proforma adjustments include the elimination of intercompany revenue and expense transactions.

Three Months Ended November 30, 2023

Revenue, net	$62,142,243
Net loss attributable to registrant	(3,351,930)
Weighted average shares of common stock outstanding, basic and diluted	799,141,770
Net loss per share, basic and diluted	$(0.00)

The following unaudited pro forma financial information represents a summary of the consolidated results of operations of the Company for the six months ended November 31, 2024 and 2023, assuming the acquisition had been completed as of April 30, 2023. The proforma adjustments include the elimination of intercompany revenue and expense transactions.

	Six Months Ended November 30, 2024	Six Months Ended November 30, 2023

Revenue, net	$228,368,681	$125,337,013
Net loss attributable to registrant	(3,639,053)	(6,492,500)
Weighted average shares of common stock outstanding, basic and diluted	799,141,770	799,141,770
Net loss per share, basic and diluted	$(0.01)	$(0.01)

The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of these dates, or of future results.

Divestitures

Per the termination agreement dated as of January 14, 2025 and effective as of November 30, 2024, by and between the Company and ULHK, the parties agreed to terminate the share sale and purchase agreement between the Company and ULHK dated September 13, 2022, as amended (the “Unique Vietnam Purchase Agreement”), pursuant to which the Company agreed to purchase from ULHK interests representing 65% of the charter capital of Unique Logistics International (Vietnam) Co., Ltd. (“Unique Vietnam”). Under the terms of the termination agreement the original $1,000,000 promissory note and $694,010 accrued contingency that the Company issued to ULHK was cancelled and the Company recorded a liability in the amount of $650,000 to ULHK as part of the settlement. In connection with the termination of the Unique Vietnam Purchase Agreement and deconsolidation of Unique Vietnam as of November 30, 2024, the Company recognized a $0.4 million pre-tax gain on business disposal in the condensed consolidated statements of operations for the three and six months ended November 30, 2024. The Company evaluated this transaction under discontinued operations guidance and concluded that even though Unique Vietnam operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity, strategic shift test was not met, therefore this divestiture was deemed to be immaterial and as such reported in continuing operations. Since all periods presented include the activity of the disposed subsidiary pro forma schedules are not required.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following on November 30, 2024 and May 31, 2024:

	November 30, 2024	May 31, 2024

Accrued professional fees	$431,306	$2,744,066
Accrued salaries and related expenses	1,079,607	1,620,083
Accrued interest	1,712,118	800,850
Accrued refunds	-	529,757
Accrued sales and marketing expense	637,920	187,915
Accrued income tax	-	106,213
Other accrued expenses and current liabilities	975,412	482,951
	$4,836,363	$6,471,835

4. FINANCING ARRANGEMENTS

Financing arrangements on the condensed consolidated balance sheets consists of:

	November 30, 2024	May 31, 2024

Revolving credit facility	$20,685,748	$13,125,031
Notes payable	11,544,198	12,000,000
	32,229,946	25,125,031
Less: current portion	22,093,550	14,397,196
	$10,136,396	$10,727,835

Revolving Credit Facility

The TBK Facility provides for the Company to have access to the lesser of (i) $25.0 million and (ii) the Formula Amount (as defined in the loan and security agreement dated July 20, 2023 with respect thereto the “TBK Agreement”)). The TBK Agreement is for an initial term of 24 months and may be extended or renewed, unless terminated in accordance with its terms, and is currently scheduled to mature on June 1, 2025, and carries an interest rate based on Wall Street Journal Prime Rate plus 2.75%.

On September 12, 2024, the Company entered into an amendment to the security and loan agreement for a temporary increase in the available credit limit from $25.0 million to $30.0 million through March 12, 2025. All other terms of the TBK Agreement remain the same.

The Company is subject to certain financial covenants as part of the TBK Agreement. As of November 30, 2024 the Company was in violation of the specified fixed coverage ratio financial covenant. On March 6, 2025, the Company entered into a waiver to the TBK Agreement with TBK Bank whereby TBK Bank agreed to waive the fixed coverage ratio event of default for the quarter ended November 30, 2024. The Company is also in violation of the same debt covenant for the quarter ended February 28, 2025, and will be requesting another wavier from the lender.

Notes Payable

On March 10, 2023, the Company entered into a financing agreement (the “Financing Agreement”) and related fee letter as a borrower with certain of its subsidiaries party thereto as guarantors (collectively with the Company, the “Borrowers”), the lenders party thereto (collectively, the “Lenders”), CB Agent Services LLC, as origination agent, and Alter Domus (US) LLC, as collateral agent and administrative agent (together with CB Agents, the “Agents”) (collectively, the “Parties”). The Financing Agreement provides for an initial senior secured term loan in a principal amount of $4,210,526 and a delayed draft term loan in an aggregate principal amount of up to $14,789,474. On June 30, 2023, the Company borrowed on the delayed draft term loan amount of $5,263,158.

The Company is subject to certain financial covenants as part of the Financing Agreement. As of November 30, 2024 the Company was in violation of the EBITDA leverage ratio financial covenant set forth in Section 7.03(c) of the Financing Agreement. On January 8, 2025, the Company entered into a waiver agreement with the Agents whereby the Agents waived the requirements of, among other requirements, Section 7.03(c) of the Financing Agreement for the quarter ended November 30, 2024.

5. RELATED PARTY TRANSACTIONS

The Company has the following notes payable to related parties:

	November 30, 2024	May 31, 2024

Due to FTS (1)	$500,000	$500,000
Due to ULHK(2)	11,753,000	10,647,010
	12,253,000	11,147,010
Less: current portion	-	-
	$12,253,000	$11,147,010

(1)	Promissory note dated February 21, 2023, in connection with the acquisitions completed in the principal amount of $500,000 for the remaining 35% share capital of Unique Logistics International (India) Private Ltd. acquired by the Company from Frangipani Trade Services (“FTS”) maturing December 31, 2025, and bearing no interest. FTS is owned by the Company’s CEO.

(2)

This debt relates to a series of acquisitions by the Company of the share capital in nine entities previously owned by ULHK, an entity with over 10% investment in the Company. On October 7, 2024, the Company and ULHK amended all the notes outstanding to extend the maturity dates on each of these promissory notes to December 31, 2025.

Transactions listed below are between the Company and ULHK and its operating subsidiaries. These are considered related party transactions due to ULHK being an entity with a more than 10% investment in the Company.

Accounts Receivable and Payable

Transactions with related parties account for $0.3 million and $2.1 million, respectively, of accounts receivable and accounts payable as of November 30, 2024, compared to $1.2 million and $5.2 million, respectively, of accounts receivable and accounts payable as of May 31, 2024.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three months ended November 30, 2024, and 2023 these transactions represented $0.7 million and $0.4 million, respectively. For the six months ended November 30, 2024 and 2023, these transactions represented $0.9 million and $0.6 million, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the three months ended November 30, 2024, and 2023 these transactions represented approximately $4.2 million and $1.8 million, respectively. For the six months ended November 30, 2024, and 2023, these transactions represented $10.3 million and $2.5 million, respectively.

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

Effective March 1, 2024, the Parties entered into a waiver and amendment no. 2 to the Financing Agreement (the “Second Waiver”), whereby the Agents and the Lenders agreed to waive: (i) (a) that certain Event of Default (as defined in Section 9.01 of the Financing Agreement) that has occurred or may occur due to the Borrowers’ noncompliance with Section 7.03(a) of the Financing Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (the “FCCR Event of Default”), (b) that certain Event of Default that has occurred or may occur due to the Borrowers’ noncompliance with Section 7.03(b) of the Financing Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (the “Liquidity Event of Default”) and (c) that certain Event of Default that has occurred or may occur due to the Borrowers’ noncompliance with Section 7.03(c) of the Financing Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (together with the FCCR Event of Default and the Liquidity Event of Default, the “Specified Events of Default”); and (ii) interest at the post-default rate with respect to the Specified Events of Default from the date such event occurred through the Second Waiver effective date. As noted above, the Company is still non-compliant with Section 7.03(c) of the Financing Agreement in the second quarter ended November 30, 2024 as discussed in Note 4.

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

The anti-dilution provisions applicable to the warrants shall at no time be less favorable to the holder thereof than those accorded by the parent to any other person on or after the effective date. The warrants shall be exercisable for a period of 7.5 years unless otherwise agreed within the warrant agreement, which is currently being drafted. This contract did not meet qualification requirements to be classified as equity because there is no explicit limit on the number of shares to be delivered in a share settlement. Accordingly, the warrants were classified as a liability as the issuer is obligated to settle the warrant by issuing a variable number of shares and the monetary value of the obligation based on a predetermined fixed amount, variation in something other than the issuers stock price, in this case the amount is the enterprise value of the Company at the time of the future financing event. As the warrants were not yet issued on the balance sheet date, these expected warrants were recorded as other long-term liability with an estimated fair market value of $6,879,823 as of May 31, 2024 and $6,370,063 as of November 30, 2024.

Due to the unique nature of these warrants, which the Company anticipates will have an effective date of February 28, 2025 a Monte Carlo simulation was necessary in order to properly perform the valuation. Monte Carlo simulation analysis is mathematically similar to that used in a Black-Scholes option pricing model. However, in a Monte Carlo simulation, a computer is used to generate random price movements, which are constrained by the expected volatility of the underlying security. Where each step in a binomial model contains two possible outcomes, each step in a Monte Carlo simulation contains an unlimited number of potential outcomes. For the fair value of the warrants to be issued, a simulation using a risk neutral drift factor, the risk-free rate, was used.

The key inputs into the model were as follows:

	November 30, 2024	May 31, 2024
Risk-free interest rate	4.1%	4.5%
Discount rate	11.5%	6.0%
Probability of financing event next 2 years	85.0%	85.0%
Probability of financing event years 2 through 7.5	90.0%	90.0%
Term	6.8 years	7.3 years

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

	Level 1	Level 2	Level 3
Other long-term liabilities as June 1, 2024	$-	$-	$6,879,823
Addition	-	-	-
Change in fair value of derivative liabilities			(509,760)
Other long-term liabilities as November 30, 2024	$-	$-	$6,370,063

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

The components of lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	November 30, 2024	November 30, 2023
Operating lease (right of use (“ROU”) amortization)	$661,110	732,624
Interest on lease liabilities	178,486	219,174
Total net lease cost	$839,596	951,798

	For the Six Months Ended	For the Six Months Ended
	November 30, 2024	November 30, 2023
Operating lease cost – Right of Use Asset Amortization	$1,395,366	1,428,413
Interest on lease liabilities	369,376	440,868
Total net lease cost	$1,764,742	1,869,281

Supplemental balance sheet information related to leases was as follows:

	November 30, 2024	May 31, 2024

Operating leases:
Operating lease ROU assets, net	$7,629,534	$9,019,914

Current operating lease liabilities	2,238,717	2,588,817
Noncurrent operating lease liabilities	5,864,093	6,902,171
Total operating lease liabilities	$8,102,810	$9,490,988

Supplemental cash flow and other information related to leases was as follows:

	For Six Months	For Six Months
	Ended	Ended
	November 30, 2024	November 30, 2023

ROU assets obtained in exchange for lease liabilities:
Operating leases	$4,986	$1,250,215
Cash Paid for amounts included in the measurement of lease liabilities:
Operating leases	$1,393,164	$1,265,117
Weighted average remaining lease term (in years):
Operating leases	2.51	3.9
Weighted average discount rate:
Operating leases	8.3%	9.1%

Future Minimum Payments for the Twelve Months Ending November 30,

November 30, 2024
2025	$3,077,156
2026	2,840,503
2027	2,883,656
2028	433,285
2029	29,392
Thereafter	-
Total lease payments	9,263,992
Less: imputed interest	1,161,182
Total lease obligations	$8,102,810

9. INCOME TAX PROVISION

The breakout of foreign and domestic pretax income (loss) is as follows:

	For the Three Months Ended November 30, 2024	For the Three Months Ended November 30, 2023

Domestic	$(1,727,273)	$(1,497,278)
Foreign	$(75,260)	(1,398,205)
Pretax income	$(1,802,533)	$(2,895,483)

	For the Six Months Ended November 30, 2024	For the Six Months Ended November 30, 2023

Domestic	$(749,506)	$(5,667,523)
Foreign	188,924	(32,919)
Pretax income	$(560,583)	$(5,700,442)

The quarterly tax provision is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the applicable quarter. The Company recorded a provision for income tax expense of $3.9 million, reflecting an effective tax rate of 693.1%, and $0.5 million of income tax benefit, reflecting an effective tax rate of 9.1%, respectively, for the six months ended November 30, 2024, and November 30, 2023. The effective rate for the six months ended November 30, 2024 differed from the U.S. federal statutory rate primarily due to the recognition of a valuation allowance during the period. For the three-months ended November 30, 2024, the Company recorded $0.5 million income tax expense with an effective tax rate of 29.7%. compared with benefit of 0.03 million and an effective rate of 0.9% for three months ended November 30, 2023. The Company has determined that it is not more likely than not to recognize a portion of its federal, foreign and state deferred tax assets. For the three-months ended November 30, 2023, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of prior provision to actual and foreign tax adjustments.

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

10. SUBSEQUENT EVENTS

Line of credit waiver of financial covenant

As also discussed in Note 4, on March 6, 2025, the Company and TBK Bank entered into a waiver to the TBK Agreement whereby TBK Bank agreed to waive a specified event of default as of November 30, 2024. All other terms and conditions of the original TBK Agreement remain the same.

Term debt waiver of financial covenant

As also discussed in Note 4, on January 8, 2025, the Company entered into a waiver agreement with the Agents whereby the Agents waived the requirements of, among other requirements, Section 7.03(c) of the Financing Agreement for the quarter ended November 30, 2024.

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

● We derive a significant portion of our total revenues and net revenues from our largest customers

● Due to our dependence on a limited number of customers, we are subject to a concentration of credit risk

● Our earnings may be affected by seasonal changes in the transportation industry

● Our business is affected by ever increasing regulations from a number of sources in the United States and in foreign locations in which we operate

● As a corporation transacting business in multiple countries, we are subject to formal or informal investigations from government authorities or others in the countries in which we do business

● The global economy and capital and credit markets continue to experience uncertainty and volatility

● Our business is subject to significant seasonal fluctuations driven by market demands and each quarter is affected by seasonal trends

● Our revenue and direct costs are subject to significant fluctuations depending on supply and demand for freight capacity

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that our actual results of operations or the results of our future activities will not differ materially from our assumptions.

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

The disruption of shipping through the Suez Canal due to continuing attacks on vessels in the Red Sea has had a significant impact on shipping logistics as a number of shipping companies have diverted their ships around the Cape of Good Hope instead of traveling through the Canal, increasing shipping times and costs. This diluted the impact of increased capacity that was expected from the deployment of new vessels. The increased transit around southern Africa tied up vessel capacity and resulted in higher shipping costs and some conversion to air freight. Recently there has been some talk about a possible cessation of militant activities in the region. If this happens, there is likely to be some downward trends in shipping costs as more capacity is freed up to the United States East Coast.

Increasing air shipping volumes and reduced airfreight capacity for commercial imports has increased airfreight costs. Delays in the delivery of new aircraft have restricted capacity growth. As new aircraft deliveries get back on track and ocean shipping capacity is possibly boosted by the resumption of Suez Canal sailing, there may be a downward movement in airfreight costs.

United States’ importers anxiously await more clarity on the tariff regime with the incoming administration. While geopolitical de-risking from China may be a continuing trend, there may be new logistics challenges should tariffs cover other countries and specific product types.

Results of Operations for the Three Months Ended November 30, 2024, and November 30, 2023

Revenue

For the three months ended November 30, 2024, and 2023, Unique Logistics’ revenue by product line was as follows:

	For the Three Months Ended November 30, 2024	For the Three Months Ended November 30, 2023	$ change	% change

Airfreight services	$55,751,903	36,281,790	19,470,113	53.7%
Ocean freight and ocean services	45,760,260	16,661,249	29,099,011	174.7%
Contract logistics	831,355	740,567	90,788	12.3%
Customs brokerage and other services	9,883,199	8,158,647	1,724,552	21.1%
Total revenues	$112,226,717	61,842,253	50,384,464	81.5%

The increase in total revenues for the three months ended November 30, 2024, compared to the three months ended November 30, 2023, is primarily due to increases in ocean freight and ocean services revenue and airfreight services revenue.

The increase in ocean freight and ocean services revenue was due to increases in both price (that is, the rates that we charge customers) and volume period-over period. An approximately 111.0% price increase for such services resulted in a 17.3% increase in ocean freight and ocean services revenue period-over period. An approximately 30.2% increase in the volume of such services, as a result of adding new customers and increasing orders from the existing customers resulted in an 82.7% increase in ocean freight and ocean services revenue.

The increase in airfreight services revenue during the three months ended November 30, 2024 compared to the comparable period of 2023, was due to an approximately 69.7% increase in spot market pricing, which was responsible for a 117.6% increase in airfreight services revenue, offset by an approximately 9.4% decrease in volume, which contributed to a decrease of 17.6% in airfreight services revenue. The increase in pricing was mainly due to an increase in demand for airfreight services due to the disruption of shipping through the Suez Canal, as discussed above, which led to reduced airfreight space availability and cost increases, while the decrease in volume related to decreased demand as a result of specific customers having less need for inventory replenishment quarter-over-quarter.

Costs and Operating Expenses

For the three months ended November 30, 2024, and 2023, Unique Logistics’ costs and operating expenses were as follows:

	For the Three Months ended November 30, 2024	For the Three Months ended November 30, 2023	$ change	% change
Costs and operating expenses:
Airfreight services	$52,034,147	34,405,651	17,628,496	51.2%
Ocean freight and ocean services	39,880,673	13,145,339	26,735,334	203.4%
Contract logistics	253,667	212,645	41,022	19.3%
Customs brokerage and other services	9,309,938	7,167,890	2,142,048	29.9%
Salaries and related costs	6,331,626	5,746,888	584,738	10.2%
Professional fees	418,725	824,569	(405,844)	(49.2)%
Rent and occupancy	1,198,388	1,109,425	88,963	8.0%
Selling and promotion	642,237	563,717	78,520	13.9%
Depreciation and amortization	538,667	750,943	(212,276)	(28.3)%
Foreign exchange (gains) and losses	75,546	(99,881)	175,427	(175.6)%
Gain on business disposal	(356,953)	-	(356,953)	-
Other expense	1,078,745	(634)	1,079,379	-
Total costs and operating expenses	$111,405,407	63,826,552	47,578,855	74.5%

The 74.5% increase in total costs and operating expenses was primarily due to an 84.7% increase in the direct product costs combined (airfreight, ocean freight, custom brokerage and contract logistics costs) compared with the same period from last year. The increase in direct product costs was primarily attributable to the increased purchase prices and additional volumes processed during the three months ended November 30, 2024 compared to the same period of 2023, which correlates with the sales revenue increases in each category. Increase in Other expense relates primarily to an increase in the Company’s enhancements of its digital supply chain solutions and completed specific customers’ EDI integrations projects.

Other Income (Expenses)

During the quarter ended November 30, 2024, total other expenses were $3.1 million and consisted of $1.6 million of interest expense and a loss in fair value of derivative liabilities of $1.5 million. During the quarter ended November 30, 2023, total other expenses of $1.2 million consisted of interest expense of $1.0 million and a $0.2 million decrease in the fair value of derivative liabilities. The increase in interest expense quarter-over-quarter was due to higher debt balances during the quarter ended November 30, 2024, as borrowings under our line of credit with TBK Bank increased due to higher sales and payments made to the shipping lines. Interest expense also increased due to the Company’s restructuring of promissory notes due to related parties during the 2024 calendar year, which resulted in the Company issuing new notes that accrue interest to replace interest free notes.

Income Tax Expense (Benefit)

For the three-months ended November 30, 2024, the Company recorded $0.5 million income tax expense with an effective tax rate of 29.7% compared with benefit of 0.03 million and an effective rate of 0.9% for three months ended November 30, 2023. The Company has determined that it is not more likely than not to recognize a portion of its federal, foreign and state deferred tax assets. For the three-months ended November 30, 2023, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of derecognition of the deferred tax asset related to a business disposition during the quarter ended November 30, 2024.

Results of Operations for the Six Months Ended November 30, 2024 and 2023

Revenue

For the six months ended November 30, 2024 and 2023, Unique Logistics’ revenue by product line was as follows:

	For the Six Months ended November 30, 2024	For the Six Months ended November 30, 2023	$ change	% change

Airfreight services	$103,000,005	$55,429,760	$47,570,245	85.8%
Ocean freight and ocean services	102,824,663	47,389,750	55,434,913	117.0%
Contract logistics	1,806,934	1,313,279	493,655	37.6%
Customs brokerage and other services	19,793,352	20,577,748	(784,396)	(3.8)%
Total revenues	$227,424,954	$124,710,537	102,714,417	82.4%

The increase in total revenues for the six months ended November 30, 2024, compared to the six months ended November 30, 2023, is almost entirely due to increases in airfreight and ocean freight and ocean services revenue.

The 85.8% increase in airfreight revenue was due to a 19.7% increase in volume, which contributed 22.9% of the increase in total revenues, and a 55.3% increase in pricing, which contributed 77.1% of the increase in total revenues. The increase in pricing was mainly due to an increase in demand for airfreight services due to the disruption of shipping through the Suez Canal and the resulting reductions in airfreight space availability and cost increases, as discussed above.

The 117.0% increase in ocean freight and ocean services revenue was mostly due to a 120.9% increase in spot market pricing, which resulted in a 101.5% increase in such revenue.

Costs and Operating Expenses

For the six months ended November 30, 2024 and 2023, Unique Logistics’ costs and operating expenses were as follows:

	For the Six Months ended November 30, 2024	For the Six Months ended November 30, 2023	$ change	% change
Costs and operating expenses:
Airfreight services	$96,879,648	$52,298,084	$44,581,564	85.2%
Ocean freight and ocean services	90,998,391	38,965,094	52,033,297	133.5%
Contract logistics	509,225	380,803	128,422	33.7%
Customs brokerage and other services	17,816,063	17,916,787	(100,724)	(0.6)%
Salaries and related costs	11,550,239	11,763,780	(213,541)	(1.8)%
Professional fees	1,474,674	1,632,462	(157,788)	(9.7)%
Rent and occupancy	2,560,812	2,205,990	354,822	16.1%
Selling and promotion	1,218,381	1,278,688	(60,307)	(4.7)%
Depreciation and amortization	1,006,293	1,450,343	(444,050)	(30.6)%
Foreign exchange transactions, net	47,309	(294,067)	341,376	(116.1)%
Gain on business disposal	(356,953)	-	(356,953)	-
Other expense	1,718,467	665,531	1,052,936	117.7%
Total costs and operating expenses	$225,422,549	$128,263,494	97,159,055	75.7%

The 75.7% increase in total costs and operating expenses was primarily due to an 88.2% increase in the direct product costs combined compared with the same period from last year. Total direct product cost was $206.2 million for the six months ended November 30, 2024, compared to $109.6 million for the six months ended November 30, 2023, an increase mostly related to an increase in spot market purchasing prices in both airfreight and ocean freight. Increase in Other expenses relates primarily to an increase in the Company’s enhancements of its digital supply chain solutions and completed specific customers’ EDI integrations projects.

Other Income (Expenses)

For the six months ended November 30, 2024, total other expenses were $3.5 million and consisted of $3.6 million of interest expense and a gain from the change in fair value of derivative liabilities of $0.1 million. For the six months ended November 30, 2023, total other expenses of $2.6 million consisted of interest expense of $2.4 million and a $0.2 million decrease in the fair value of derivative liabilities. The increase in interest expense period-over-period was due to higher debt balances during the six months ended November 30, 2024, as borrowings under our line of credit with TBK Bank increased due to higher sales and payments made to the shipping lines. Interest expense also increased due to the Company’s restructuring of promissory notes due to related parties during 2024 calendar year, which resulted in the Company issuing new notes that accrue interest to replace interest free notes

Income Tax Expense (Benefit)

The Company recorded a provision for income tax expense of $3.9 million, reflecting an effective tax rate of 693.1%, and $0.5 million of income tax benefit, reflecting an effective tax rate of 9.1%, respectively, for the six months ended November 30, 2024, and November 30, 2023. The effective rate for the six months ended November 30, 2024 differed from the U.S. federal statutory rate primarily due to the recognition of a valuation allowance during the period. The deferred tax asset valuation allowance is reversable in future periods if there is sufficient cumulative taxable income in such periods.

Liquidity and Capital Resources

The Company’s principal sources of cash are (i) cash generated from operations, (ii) borrowings available under its revolving line of credit and (iii) proceeds from future debt or equity issuances. As of November 30, 2024, the Company had cash and cash equivalents on hand of approximately $3.7 million, negative working capital of $2.8 million, and $9.3 million available to draw under its operating line of credit with TBK Bank, SSB (the “TBK Facility”) based on the amount of its accounts receivable on such date. On September 12, 2024, the Company entered into an agreement with TBK Bank to temporarily increase the credit limit under the TBK Facility from $25.0 million to $30.0 million for a period of six months through March 12, 2025. The Company has incurred net losses of $4.4 million and used cash for its operations in the amount of $5.5 million during the six months ended November 30, 2024, primarily due to the ramp up of accounts receivable and accounts payable during the most recent quarter ended due to an increase in sales. The negative working capital, net losses and cash used in operations are all indicators of substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements appearing elsewhere in this report are issued.

The Company is currently evaluating several different strategies to enhance its liquidity position. These strategies may include, but are not limited to, pursuing additional actions under its strategic plan, seeking additional financing from both the public and private markets through the issuance of equity securities and seeking to extend the term of outstanding debt. The outcome of these matters cannot be predicted with any certainty at this time. There can be no assurance that the Company will be able to raise the capital it needs to continue its operations on satisfactory terms or at all. If capital is not available to the Company when, and in the amounts, needed, the Company could be required to liquidate its assets, cease or curtail operations, which could materially harm its business, financial condition and results of operations, or seek protection under applicable bankruptcy laws or similar state proceedings.

The Company is continually evaluating its liquidity requirements considering its operating needs, growth initiatives and capital resources. Based on its assessment of the Company’s projected cash flow and business performance as of and subsequent to November 30, 2024, management believes that the Company’s current cash and cash availability under the TBK facility as well as the ability to renegotiate the debt repayments would be sufficient to support its operations for at least the next 12 months from the issuance of this report. The Company’s plan includes the items noted above as well as securing external financing, which may include raising debt or equity capital. These plans are not entirely within the Company’s control including its ability to raise sufficient capital on favorable terms, if at all, and absent an infusion of sufficient capital there is substantial doubt about its ability to continue as a going concern for 12 months after the date the condensed consolidated financial statements for the three and six months ended November 30, 2024 are issued.

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

Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our annual report on Form 10-K for the year ended May 31, 2024.

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

Following is the reconciliation of our consolidated net income to adjusted EBITDA for the three and six months ended November 30, 2024 and 2023:

	For the three months Ended November 30, 2024	For the three months ended November 30, 2023
Net loss	$(2,338,094)	$(2,870,683)

Add back:
Income tax expense (benefit)	535,561	(24,800)
Depreciation and amortization*	538,667	537,818
(Gain)/loss on foreign exchange	75,546	(99,881)
Change in fair value of derivative liabilities	1,472,951	160,075
Interest expense	1,666,144	1,026,165

Adjusted EBITDA	$1,950,775	$(1,271,306)

	For the Six Months Ended November 30, 2024	For the Six Months Ended November 30, 2023
Net loss	$(4,445,707)	$(5,181,811)

Add Back:
Income tax expense (benefit)	3,885,124	(518,631)
Depreciation and amortization**	1,006,293	1,024,093
(Gain)/loss on foreign exchange	47,309	(294,067)
Change in fair value of derivative liability	(140,670)	181,863
Interest expense	3,684,765	2,416,373

Adjusted EBITDA	$4,037,114	$(2,372,180)

* Six months ended November 30, 2023 depreciation expense is reduced by $426,250 due to reclassification needed between right of use asset amortization (part of rent expense) and amortization of intangibles. Three months ended November 30, 2023 was also reduced by $213,125 compared to previously reported amount.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the Company recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As of November 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon the evaluation described above, that as of November 30, 2024, our disclosure controls and procedures were not effective and require remediation in order to be effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER REPURCHAES OF EQUITY SECURITIES.

There were no unregistered sales of the Company’s equity securities during the quarter ended November 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Termination of a Material Definitive Agreement; Creation of a Direct Financial Obligation.

On January 14, 2025, the Company entered into a Mutual Termination of the Share Sale and Purchase Agreement (the “Termination Agreement”) with Unique Logistics Holdings Limited (“ULHK”). Although the Termination Agreement is dated and was executed on January 14, 2025, the termination was made effective as of November 30, 2024.

The Termination Agreement terminates that certain Share Sale and Purchase Agreement, dated September 13, 2022, as amended (the “Purchase Agreement”), pursuant to which the Company had agreed to acquire from ULHK a 65% ownership interest in Unique Logistics International (Vietnam) Co. Ltd. (“Unique-Vietnam”). The termination was made in accordance with Section 8.2(a) of the Purchase Agreement due to the failure to obtain necessary governmental, regulatory and corporate authorizations required to complete the transaction under Sections 3.1(a) and 3.1(c) thereof.

As a result of the termination, the Purchase Agreement and all related transaction documents, including a promissory note issued on February 21, 2023, in the principal amount of $1,000,000, have been cancelled and are of no further force or effect.

Additionally, the Termination Agreement provides that Unique Vietnam and another company identified by the Company (“Vietnam-Co”) will offer employment to at least 30 of the 37 employees of Unique-Vietnam including 10 specifically designated employees highlighted on Schedule A of the Termination Agreement whose employment must be transferred (the “Designated Employees”).

As consideration for ULHK’s consent to the termination of the Purchase Agreement and related transactions, the Company agreed to pay ULHK an accommodation fee of $650,000 (the “Accommodation Fee”) in the form of a promissory note due on December 31, 2025 (the “Fee Note”). The issuance of the Fee Note is contingent upon the completion of Vietnam-Co’s employment offers to the Designated Employees. If one or more of the Designated Employees do not accept employment, the Company and ULHK will negotiate a reduction of the Accommodation Fee.

Additionally, ULHK has agreed to pay the Company a fee equal to 65% of Unique-Vietnam’s net income from February 1, 2023, to November 30, 2024. If Vietnam-Co does not complete the employee transfer by February 28, 2025, ULHK will pay an additional delay fee equal to 65% of Unique-Vietnam’s net income from the November 30, 2024 until the employee transfer is complete, which fee will not exceed the amount of the Accommodation Fee. At the Company’s discretion, any fees owned by ULHK under the Termination Agreement may be offset against amounts payable under the Fee Note.

The above contains only a brief description of the material terms of and does not purpose to be a complete description of the rights and obligations of the parties to the Termination Agreement, and such description is qualified in its entirety by reference to the full text of the Termination Agreement, a copy of which is filed as Exhibit 10.10 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Amendment No. 3 to Loan and Security Agreement, dated as of September 12, 2024, by and among Unique Logistics International, Inc., Unique Logistic Holdings, Inc., Unique Logistics International (NYC), LLC, Unique Logistics International (BOS), Inc., and TBK Bank, SSB.	8-K	10.1	09/18/24
10.2	Amendment to Employment Agreement between Unique Logistics International, Inc. and Eli Kay, dated September 17, 2024.	8-K	10.1	09/23/24
10.3	Note 11 Amendment, dated as of October 7, 2024, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.1	10/10/24
10.4	Note 12 Amendment, dated as of October 7, 2024, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.2	10/10/24
10.5	Amended Second Net Assets Note, dated as of October 7, 2024, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.3	10/10/24
10.6	Amended Original Seller Note, dated as of October 7, 2024, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.4	10/10/24
10.7	Amended ULHL Note, dated as of October 7, 2024, by and between Unique Logistics International, Inc. and Unique Logistics Holdings Limited.	8-K	10.5	10/10/24
10.8	FTS Promissory Note Amendment, dated as of October 7, 2024, by and between Unique Logistics International, Inc. and Frangipani Trade Services, Inc.	8-K	10.6	10/10/24
10.9	Promissory Note in the principal amount of $350,000, dated October 21, 2024, in favor of Unique Logistics Holdings Limited.	8-K	10.1	10/23/24
10.10	Mutual Termination of the Share Sale and Purchase Agreement dated January 14, 2025, by and between Unique Logistics Holdings Limited and Unique Logistics International, Inc.				X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.				X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.				X
32.1	Section 1350 Certification of Chief Executive Officer.				X
32.2	Section 1350 Certification of Chief Financial Officer.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer (Principal Executive Officer)

March 7, 2025

By:	/s/ Eli Kay
Eli Kay
Chief Financial Officer (Principal Financial Officer)

March 7, 2025

