Form 10-Q
period 2025-02-28
Unique Logistics International, Inc.
filed 2025-04-25
CIK 1281845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

or

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

Yes ☐ No ☒

As of April 25, 2025 there were 799,141,770 shares of the registrant’s common stock outstanding.

UNIQUE LOGISTICS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2025

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2025	May 31, 2024
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$4,157,370	$3,799,561
Accounts receivable, net	46,945,438	38,601,255
Contract assets	1,920,369	3,961,199
Other current assets and prepaids	6,892,757	5,370,376
Total current assets	59,915,934	51,732,391

Property and equipment, net	702,881	659,701

Other noncurrent assets:
Goodwill	25,000,147	20,516,018
Intangible assets, net	11,298,444	11,196,171
Equity-method investments	4,579,999	3,457,449
Operating lease right-of-use assets, net	7,623,418	9,019,914
Deferred tax asset, net	1,424,136	4,307,486
Other noncurrent assets	803,815	2,426,314
Total other noncurrent assets	50,729,959	50,923,352
Total assets	$111,348,774	$103,315,444

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$32,774,487	$19,983,859
Accrued expenses and current liabilities	4,967,979	6,471,835
Accrued freight	3,190,527	4,054,220
Revolving credit facility	19,993,456	13,125,031
Derivative liabilities	1,017,987	-
Warrants payable	4,812,500	-
Current portion of notes payable	1,412,053	1,272,165
Current portion of notes payable to related parties	12,253,000	-
Current portion of operating lease liability	2,505,542	2,588,817
Total current liabilities	82,927,531	47,495,927

Noncurrent liabilities
Notes payable, net of current portion	9,522,157	10,727,835
Notes payable to related parties, net of current portion	-	11,147,010
Operating lease liability, net of current portion	5,583,880	6,902,171
Derivative liabilities	-	5,669,000
Other noncurrent liabilities	1,868,464	10,961,931
Total noncurrent liabilities	16,974,501	45,407,947

Total liabilities	99,902,032	92,903,874

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred Stock, $0.001 par value: 5,000,000 shares authorized, 941,240 issued and outstanding as of February 28, 2025 and May 31, 2024, respectively.

Series A Convertible Preferred stock, $0.001 par value; 120,065 issued and outstanding as of February 28, 2025 and May 31, 2024, respectively. Liquidation preference $120 at February 28, 2025	120	120
Series B Convertible Preferred stock, $0.001 par value; 820,800 issued and outstanding as of February 28, 2025 and May 31, 2024, respectively. Liquidation preference of $821 at February 28, 2025	821	821
Series C Convertible Preferred stock, $0.001 par value; 195, issued and outstanding as of February 28, 2025 and May 31, 2024, respectively. Liquidation preference $6.2 million at February 28, 2025	-	-
Series D Convertible Preferred stock, $0.001 par value; 180 issued and outstanding as of February 28, 2025 and May 31, 2024, respectively. Liquidation preference $5.8 million at February 28, 2025	-	-

Common stock, $0.001 par value; 800,000,000 shares authorized; 799,141,770 shares issued and outstanding as of February 28, 2025 and May 31, 2024, respectively.	799,142	799,142
Additional paid-in capital	180,220	180,220
Accumulated other comprehensive income	125,268	(161,543)
Retained earnings	7,640,921	5,952,906
Total Stockholders’ Equity attributable to common shareholders	8,746,492	6,771,666
Equity attributable to noncontrolling interests	2,700,250	3,639,904
Total Stockholders’ Equity	11,446,742	10,411,570
Total Liabilities and Stockholders’ Equity	$111,348,774	$103,315,444

See notes accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	For the Three Months Ended February 28, 2025	For the Three Months Ended February 29, 2024	For the Nine Months Ended February 28, 2025	For the Nine Months Ended February 29, 2024
Revenues:
Airfreight services	$50,979,522	$31,672,402	$153,979,527	$87,102,162
Ocean freight and ocean services	29,436,467	27,543,642	132,261,130	74,933,392
Contract logistics	389,127	579,675	2,196,061	1,892,954
Customs brokerage and other services	8,150,893	8,034,666	27,944,245	28,612,414
Total revenues	88,956,009	67,830,385	316,380,963	192,540,922

Equity method earnings	388,084	224,854	1,369,191	675,606

Costs and operating expenses:
Airfreight services	47,858,940	29,076,358	144,738,588	81,374,442
Ocean freight and ocean services	24,951,920	23,999,410	115,950,311	62,964,504
Contract logistics	258,739	126,523	767,964	507,326
Customs brokerage and other services	7,107,885	6,346,786	24,923,948	24,263,573
Salaries and related costs	6,563,018	5,529,773	18,113,257	17,293,553
Professional fees	481,023	666,850	1,955,697	2,299,312
Rent and occupancy	1,179,371	1,176,612	3,740,183	3,382,602
Selling and promotion	582,140	609,751	1,800,521	1,888,439
Depreciation and amortization	501,638	752,750	1,507,931	2,203,093
Foreign exchange transactions, net	22,794	26,858	70,102	(267,209)
Gain on business disposal	-	-	(527,033)	-
Other	(631,036)	282,871	1,257,512	948,402
Total costs and operating expenses	88,876,432	68,594,542	314,298,981	196,858,037

Income (loss) from operations	467,661	(539,303)	3,451,173	(3,641,509)

Other income (expenses)
Interest expense	(1,874,795)	(1,407,449)	(5,559,560)	(3,823,822)
Change in fair value of derivative liabilities	6,577,666	4,300,429	6,718,336	4,118,566
SPAC merger termination cost	-	(10,415,816)	-	(10,415,816)
Uplist termination cost	-	(3,054,514)	-	(3,054,514)
Total other income (expenses)	4,702,871	(10,577,350)	1,158,776	(13,175,586)

Net income (loss) before income taxes	5,170,532	(11,116,653)	4,609,949	(16,817,095)

Income tax expense (benefit)	(23,536)	(5,268,793)	3,861,588	(5,787,424)

Net income (loss)	5,194,068	(5,847,860)	748,361	(11,029,671)

Noncontrolling interest allocated loss (gain)	(157,641)	(114,538)	939,654	(60,113)

Net income (loss) attributable to for common shareholders	$5,036,427	$(5,962,398)	$1,688,015	$(11,089,784)

Net income (loss) available for common shareholders per common share
basic	$0.01	$(0.01)	$0.00	$(0.01)
diluted	0.00	(0.01)	0.00	(0.01)

Weighted average common shares outstanding
basic	799,141,770	799,141,770	799,141,770	799,141,770
diluted	9,677,967,425	799,141,770	9,677,967,425	799,141,770

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	February 28, 2025	February 29, 2024
Net income (loss)	$5,194,068	$(5,847,860)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	314,254	21,432
OCI tax effect	-	-
Total comprehensive income (loss)	5,508,322	(5,826,428)
Net gain attributable to noncontrolling interest	(157,641)	(114,538)
Comprehensive income (loss) attributable to common shareholder	$5,350,681	$(5,940,966)

	For the	For the
	Nine Months Ended	Nine Months Ended
	February 28, 2025	February 29, 2024
Net income (loss)	$748,361	$(11,029,671)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	286,811	(236,674)
OCI tax effect	-	14,869
Total comprehensive income (loss)	1,035,172	(11,251,476)
Net (gain) loss attributable to noncontrolling interest	939,654	(60,113)
Comprehensive income (loss) attributable to common shareholder	$1,974,826	$(11,311,589)

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

For the Three and Nine Months Ended February 28, 2025

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Retained	Total Stockholders’ equity attributable to common	Non- Controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	earnings	stockholders	Interest	Equity

Balance, June 1, 2024	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$(161,543)	$5,952,906	$6,771,666	$3,639,904	$10,411,570

Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-	-	162,749		162,749		162,749

Net loss	-	-	-	-	-	-	-	-	-	-	-		(2,210,927)	(2,210,927)	(103,314)	(2,107,613)

Balance, August 31, 2024	120,065	120	820,800	821	195	-	180	-	799,141,770	799,142	180,220	1,206	3,741,979	4,723,488	3,743,218	8,466,706
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-	-	(190,192)		(190,192)		(190,192)

Net loss	-	-	-	-	-	-	-	-	-	-	-		(1,137,485)	(1,137,485)	1,200,609	(2,338,094)
Balance, November 30, 2024	120,065	120	820,800	821	195	-	180	-	799,141,770	$799,142	180,220	$(188,986)	$2,604,494	$3,395,811	$2,542,609	$5,938,420
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-	-	314,254		314,254		314,254

Net income	-	-	-	-	-	-	-	-	-	-	-		5,036,427	5,036,427	157,641	5,194,068
Balance, February 28, 2025	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$125,268	$7,640,921	$8,746,492	$2,700,250	$11,446,742

For the Three and Nine Months Ended February 29, 2024

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Retained	Total Stockholders’ equity attributable to common	Non- Controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	earnings	stockholders	Interest	Equity

Balance, June 1, 2023	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$3,258	$13,066,109	$14,049,670	$3,545,963	$17,595,633

Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-	-	(166,750)	-	(166,750)	-	(166,750)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,230,651)	(2,230,651)	(80,477)	(2,311,128)

Balance, August 31, 2023	120,065	120	820,800	821	195	-	180	-	799,141,770	799,142	180,220	(163,493)	10,835,458	11,652,269	3,465,486	15,117,755
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-	-	(76,487)	-	(76,487)	-	(76,487)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,896,735)	(2,896,735)	26,052	(2,870,683)
Balance, November 30, 2023	120,065	120	820,800	821	195	-	180	-	799,141,770	$799,142	180,220	(239,979)	7,938,723	8,679,047	3,491,538	12,170,585
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	-	-	-	-	-	21,432	-	21,432	-	21,432

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,962,398)	(5,962,398)	114,538	(5,847,860)
Balance, February 29, 2024	120,065	$120	820,800	$821	195	$-	180	$-	799,141,770	$799,142	$180,220	$(218,547)	$1,976,325	$2,738,081	$3,606,076	$6,344,157

See notes to accompanying condensed consolidated financial statements.

UNIQUE LOGISTICS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended February 28, 2025	For the Nine Months Ended February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$748,361	$(11,029,671)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,507,931	2,203,093
Credit loss (recovery)	256,005	(1,203,978)
Amortization of right of use assets	2,052,987	2,144,717
Equity method earnings	(1,369,191)	(675,606)
Change in net deferred tax provision	2,883,350	(6,838,466)
Change in fair value of derivative liabilities	(6,718,336)	(4,118,566)
Noncash gain on business disposition	(527,033)	-
Uplist termination cost previously deferred	-	2,419,976
Changes in operating assets and liabilities:
Accounts receivable	(6,666,411)	547,400
Contract assets	2,342,364	(160,791)
Prepaid expenses and current assets	(1,466,463)	3,918,801
Deposits and other noncurrent assets	1,622,499	462,967
Accounts payable	6,732,504	3,035,028
Accrued expenses and other current liabilities	(3,987,657)	4,783,665
Accrued freight	(1,364,643)	(1,264,644)
Operating lease liability	(2,058,057)	(1,991,088)
Net Cash Used in Operating Activities	(6,011,782)	(7,767,163)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(276,019)	(1,122,034)
Dividends received from equity method investments	634,657	608,127
Capital contribution to equity method investments	(388,016)	-
Cash acquired in connection with business acquisition	550,357	-
Net Cash Provided (Used in) by Investing Activities	520,979	(513,907)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit, net	6,868,425	3,802,436
Repayments note payable	(1,065,790)	-
Borrowings note payable	-	8,000,000
Repayments related parties	-	(3,300,655)
Net Cash Provided by Financing Activities	5,802,635	8,501,781

Effect of exchange rate on cash and equivalents	45,977	(221,805)

Net change in cash and cash equivalents	357,809	(1,094)

Cash and cash equivalents - Beginning of period	3,799,561	6,744,238
Cash and cash equivalents - End of period	$4,157,370	$6,743,144
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the period for:
Income taxes	$114,738	$1,013,900
Interest	$4,261,145	$3,088,765
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for lease liabilities	$656,491	$1,270,702
Promissory notes issued due to related parties (Note 2)	$2,150,000	$-
Promissory note issued due to related party (Note 2)	$650,000	$-
Promissory notes cancelled due to related parties (Note 2)	$1,694,010	$-
Goodwill measurement adjustment (Note 1)	$1,506,410	$-

UNIQUE LOGISTICS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2025

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

The Company’s principal sources of cash are (i) cash generated from operations, (ii) borrowings available under its revolving line of credit (through March 31, 2025) or the new factoring agreement (beginning April 1, 2025), and (iii) proceeds from debt or equity issuances. As of February 28, 2025, the Company had cash and cash equivalents of approximately $4.2 million, negative working capital of $23.0 million, and $10.0 million available to draw under its operating line of credit with TBK Bank, SSB (the “TBK Facility”) based on the amount of its accounts receivable on February 28, 2025. On September 12, 2024, the Company entered into an agreement with TBK Bank to temporarily increase the credit limit under the TBK Facility from $25.0 million to $30.0 million for a period of six months through March 12, 2025. Effective March 31, 2025, the Company and TBK Bank terminated the TBK Facility and entered into a new factoring agreement effective April 1, 2025, for a period of 90 days and with an option to extend for 12 more months with a maximum advance limit of $30.0 million (the “Factoring Agreement”).

For the nine months ended February 28, 2025, the Company generated $3.5 million in operating income and used cash for its operations in the amount of $6.0 million, primarily due to the ramp up of accounts receivable and accounts payable due to an increase in sales compared to the nine months ended February 29, 2024. The negative working capital and cash used in operations are all indicators of substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements appearing elsewhere in this report are issued.

The Company is continually evaluating its liquidity requirements considering its operating needs, growth initiatives and capital resources. Based on its assessment of the Company’s projected cash flow, impact of the pending merger and expected business performance as of and subsequent to February 28, 2025, management believes that the Company’s current cash and the ability to raise cash under the Factoring Agreement as well as the opportunity to pay off certain of its debt as part of the Merger Agreement would be sufficient to support its operations for at least the next 12 months from the issuance of this report. The Company’s plan includes the items noted above as well as securing external financing, which may include raising debt or equity capital. These plans are not entirely within the Company’s control including its ability to raise sufficient capital on favorable terms, if at all, and absent an infusion of sufficient capital there is substantial doubt about its ability to continue as a going concern for 12 months after the date the condensed consolidated financial statements for the three and nine months ended February 28, 2025 are issued.

As further discussed in subsequent events note to the financial statements, on March 11, 2025, the Company entered into an agreement and plan of merger by and among the Company, DP World Logistics US Holdings, Inc. and Unique Merger Co., a Nevada corporation and wholly owned subsidiary of DP World Logistics US Holdings (the “Merger Agreement”), pursuant to which Unique Merger Co. will merge with and into the Company, with the Company surviving such merger as a wholly-owned subsidiary of DP World Logistics US Holdings. There can be no assurance that the Company will be able to complete this merger or to raise the capital it needs to continue its operations on satisfactory terms or at all. If capital is not available to the Company when, and in the amounts, needed, the Company could be required to liquidate its assets, cease or curtail operations, which could materially harm its business, financial condition and results of operations, or seek protection under applicable bankruptcy laws or similar state proceedings.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates gross revenue from our clients by significant geographic area for the three and nine months ended February 28, 2025, and February 29, 2024, based on origin of shipment (imports) or destination of shipment (exports):

	For the	For the
	Three Months Ended	Three Months Ended
	February 28, 2025	February 29, 2024
China, Hong Kong & Taiwan	$19,190,374	$16,597,938
Southeast Asia	29,976,451	12,379,911
United States	19,138,561	17,455,213
India Sub-continent	9,679,790	11,868,317
EMEA (Europe, Middle East, and Africa)	8,444,548	6,253,673
Other	2,526,284	3,275,333
Total revenue	$88,956,009	$67,830,385

	For the	For the
	Nine Months Ended	Nine Months Ended
	February 28, 2025	February 29, 2024
China, Hong Kong & Taiwan	$72,617,941	$52,412,801
Southeast Asia	84,148,024	34,667,956
United States	69,694,606	46,648,201
India Sub-continent	56,262,718	32,490,278
EMEA (Europe, Middle East, and Africa )	24,774,496	17,179,598
Other	8,883,178	9,142,088
Total revenue	$316,380,963	$192,540,922

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

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts for financial assets and liabilities such as cash and cash equivalents, accounts receivable - trade, contract assets, factoring reserve, other prepaid expenses and current assets, accounts payable – trade and other current liabilities, including contract liabilities, convertible notes, promissory notes, all approximate fair value due to their short-term nature as of February 28, 2025, and May 31, 2024. The carrying amount of the long-term debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Lease liabilities approximate fair value based on the incremental borrowing rate used to discount future cash flows. The Company had Level 3 liabilities (See Derivative Liability note) as of February 28, 2025 and May 31, 2024. There were no transfers between levels during the reporting period.

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

As of February 28, 2025, and May 31, 2024, the allowance for credit losses was approximately $0.8 million and $0.5 million respectively, and the bad debt expense was immaterial for each of the quarters ended February 28, 2025 and February 29, 2024.

	February 28, 2025	May 31, 2024
Allowance for credit losses:
Beginning of period	$500,000	$1,703,978
Net provision for credit losses	504,329	-
Recoveries and write-offs	(248,324)	(1,203,978)
End of period	$756,005	$500,000

Concentrations

As of February 28, 2025 and May 31, 2024, one major customer (Customer A) represented approximately 11% and 5% of total accounts receivable, respectively.

Revenue from one major customer (Customer B) was 12% and 6% of total revenue for the nine months ended February 28, 2025 and February 29, 2024, respectively. One major customer (Customer C) was 9% and 12% of total revenue for the nine months ended February 28, 2025 and February 29, 2024, respectively.

Revenue from two major customers (Customers A and B) was 18% and 11% of total revenue, respectively, for the three months ended February 28, 2025. Revenue from two major customers (Customers B and C) was 10% and 16%, respectively, of total revenue for the three months ended February 29, 2024.

Goodwill and Intangible Assets

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

On August 1, 2024, the Company closed the acquisition of all of the share capital owned by Unique Logistics Holdings Limited, a Hong Kong corporation (“ULHK”), in Unique Logistics International (Sin) Pte Ltd. (“Unique Singapore”) and recorded additional goodwill and recognized additional intangible assets. Subsequently, goodwill was adjusted for the impact of deferred tax assets and accounted for as a measurement period adjustment as part of Unique Singapore acquisition and Unique Logistics International (Vietnam) Co., Ltd (“Unique Vietnam”) deconsolidation.

On January 14, 2025, the Company and ULHK entered into an agreement to terminate the share sale and purchase between the Company and ULHK dated September 13, 2022, as amended (the “Unique Vietnam Purchase Agreement”), pursuant to which the Company agreed to purchase from ULHK interests representing 65% of the charter capital of Unique Vietnam, resulting in a removal of all Unique Vietnam’s assets and liabilities from the consolidated financial statements effective November 30, 2024, and a removal of goodwill and acquisition related intangible assets from the Company’s consolidated financial statements as follows:

The changes in Goodwill for the nine months ended February 28, 2025 were as follows:

Beginning balance June 1, 2024	$20,516,018
Acquisition of Unique Singapore	3,252,614
Disposition of Unique Vietnam	(274,895)
Measurement period adjustment	1,506,410
Ending balance February 28, 2025	$25,000,147

The changes in Intangible assets for the nine months ended February 28, 2025 were as follows:

Beginning balance June 1, 2024	$11,196,171
Acquisition of Unique Singapore	1,727,000
Disposition of Unique Vietnam	(354,557)
Ending balance February 28, 2025	12,457,814

Less: Accumulated amortization	(1,270,170)
Ending balance February 28, 2025, net of accumulated amortization	$11,298,444

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

	Level 1	Level 2	Level 3
Derivative liabilities as of June 1, 2024	$-	$-	$5,669,000

Addition	-	-	-
Change in fair value	-	-	(4,651,013)
Derivative liabilities as of February 28, 2025	$-	$-	$1,017,987

The underlying value of the anti-dilution provision is calculated from estimating the probability and value of the provision assuming a near term financing event. For the period ended May 31, 2024, based on the assumption of how antidilutive shares of Convertible Preferred Series A, C and D would be exchanged in the near future for common stock, and the fact that the antidilution provision of these shares is effective through December 31, 2025, the assumptions included probability of the financing event, estimated value of common stock at the exchange point and estimated time to financing event.

The key inputs into the model were as follows:

	February 28, 2025	May 31, 2024
Risk-free interest rate	*	4.96%
Probability of capital raise (financing event)	*	30%
Probability of sale (financing event)	*	50%

Estimated value of common stock capital raise per share	*	$0.0067
Estimated value of common stock upon sale per share	*	$0.0079
Estimated time to financing event	*	1.75 years

*After the period ended February 28, 2025, as further discussed in the subsequent events note, on March 11, 2025, the Company entered into the Merger Agreement, which includes a sale agreement via a merger with a predetermined purchase price for the Company. Accordingly, antidilution provision was adjusted to reflect the fixed price allocated to this feature for the period ended February 28, 2025, resulting in a gain from the change in fair value. The balance of the liability was reclassified as current to reflect the short-term nature of the payout.

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

The Company uses a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating its tax positions and estimating our tax benefits, which may require periodic adjustments, and that may not match the ultimate future outcome.

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

Comprehensive Income

Comprehensive income consists of net earnings and other gains and losses affecting equity that, under GAAP, are excluded from net earnings. For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects and comprehensive income or loss attributable to the noncontrolling interests. Accumulated other comprehensive income or loss consisted entirely of foreign currency translation adjustments, net of related income tax effects for the periods ended February 28, 2025 and February 29, 2024.

Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	For the Three Months Ended
	February 28, 2025	February 29, 2024
Numerator:
Net income (loss)	$5,194,068	$(5,847,860)
Effect of dilutive securities:	-	-
Diluted net income (loss)	$5,194,068	$(5,847,860)
Denominator:
Weighted average common shares outstanding – basic	799,141,770	799,141,770

Dilutive securities:*
Series A Preferred	1,168,177,320	-
Series B Preferred	5,373,342,576	-
Series C Preferred	1,206,351,359	-
Series D Preferred	1,130,954,399	-
		-
Weighted average common shares outstanding and assumed conversion – diluted	9,677,967,425	799,141,770

Net income (loss) per common share
Basic	$0.01	$(0.01)
Diluted	$0.00	$(0.01)

	For the Nine Months Ended
	February 28, 2025	February 29, 2024
Numerator:
Net Income (Loss)	$748,361	$(11,029,671)
Effect of dilutive securities:	-	-
Diluted net income (loss)	$748,361	$(11,029,671)

Denominator:
Weighted average common shares outstanding – basic	799,141,770	799,141,770

Dilutive securities*:
Series A Preferred	1,168,177,320	-
Series B Preferred	5,373,342,576	-
Series C Preferred	1,206,351,359	-
Series D Preferred	1,130,954,399	-

Weighted average common shares outstanding and assumed conversion – diluted	9,677,967,425	799,141,770

Net income (loss) per common share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

*	Due to a net loss for the three and nine months ended February 29, 2024, only weighted average common shares are used in calculations. The Company’s dilution of all outstanding securities would be as follows:

February 29, 2024
Weighted average common shares outstanding – basic	799,141,770
Series A Preferred	1,168,177,320
Series B Preferred	5,373,342,576
Series C Preferred	1,206,351,359
Series D Preferred	1,130,954,399

Weighted average common shares outstanding and assumed conversion – diluted	9,677,967,425

Recent Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) which makes improvements to reportable segment disclosures, by requiring, among other things, the disclosure in interim periods about a reportable segment’s profit or loss and assets that are currently required annually, and disclosures of significant segment expenses and profit and loss measures provided to the chief operating decision maker. The ASU does not change how the Company identifies its operating segments and will have no impact its segment disclosures and no impact on its consolidated financial statements, cash flows and financial condition.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued an ASU which expands income tax disclosures by requiring the disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, disclosure is required of income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This standard will become effective for the Company on June 1, 2025. The Company expects this ASU to only impact its disclosures with no impact on its consolidated financial statements, cash flows and financial condition.

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

The Company paid approximately $0.3 million of closing costs for legal, accounting, and other professional fees that were expensed during the three- and nine month periods ended February 28, 2025.

Identifiable intangible assets and their amortization periods are estimated as follows:

	Cost Basis	Useful Life
Customer relationships	$1,727,000	7 years

Expense for amortization of identifiable intangible assets related to this acquisition for the three and nine months ended February 28, 2025 was $61,679 and $143,917 respectively. The future amortization schedule is as follows:

For the Twelve Months Ending February 28
2025	$123,357
2026	246,714
2027	246,714
2028	246,714
2029	246,714
Thereafter	472,869
Total	$1,583,083

Pro Forma Information (Unaudited)

The Company is reporting the results of operations of its subsidiaries on a one-month lag basis.

The results of operations of Unique Singapore from May 1, 2024 through July 31, 2024 have not been included in the Company’s condensed consolidated financial statements because the Company only acquired this entity on August 1, 2024. The results of Unique Singapore are included in the results of operations from the date of acquisition, which is August 1, 2024 on a one-month lag basis, which would be the second fiscal quarter for the Company.

The following unaudited pro forma financial information represents a summary of the consolidated results of operations of the Company for the three months ended February 29, 2024, assuming the acquisition had been completed as of April 30, 2023, first day of the period for consolidating subsidiaries on a one-month lag basis. The proforma adjustments include the elimination of intercompany revenue and expense transactions.

Three Months Ended February 29, 2024

Revenue, net	$68,144,864
Net loss attributable to registrant	(6,062,775)
Weighted average shares of common stock outstanding, basic and diluted	799,141,770
Net loss per share, basic and diluted	$(0.01)

The following unaudited pro forma financial information represents a summary of the consolidated results of operations of the Company for the nine months ended February 28, 2025 and February 29, 2024, assuming the acquisition had been completed as of April 30, 2023, first day of the period for consolidating subsidiaries on a one-month lag basis. The proforma adjustments include the elimination of intercompany revenue and expense transactions.

	Nine Months Ended February 28, 2025	Nine Months Ended February 29, 2024

Revenue, net	$317,424,549	$192,915,399
Net income (loss) attributable to registrant	1,397,374	(12,958,491)
Weighted average shares of common stock outstanding, basic and diluted	9,677,967,425	799,141,770
Net income (loss) per share, basic and diluted	$0.00	$(0.01)

The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of these dates, or of future results.

Divestitures

Per the termination agreement dated as of January 14, 2025 and effective as of November 30, 2024, by and between the Company and ULHK, the parties agreed to terminate the share sale and purchase agreement between the Company and ULHK dated September 13, 2022, as amended (the “Unique Vietnam Purchase Agreement”), pursuant to which the Company agreed to purchase from ULHK interests representing 65% of the charter capital of Unique Logistics International (Vietnam) Co., Ltd. (“Unique Vietnam”). Under the terms of the termination agreement the original $1,000,000 promissory note and $694,010 accrued contingency that the Company issued to ULHK was cancelled and the Company recorded a liability in the amount of $650,000 to ULHK as part of the settlement. In connection with the termination of the Unique Vietnam Purchase Agreement and deconsolidation of Unique Vietnam as of November 30, 2024, the Company recognized a $0.4 million pre-tax gain on business disposal in the condensed consolidated statements of operations for the nine months ended February 28, 2025. The Company evaluated this transaction under discontinued operations guidance and concluded that even though Unique Vietnam operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity, strategic shift test was not met, therefore this divestiture was deemed to be immaterial and as such reported in continuing operations. Since all periods presented include the activity of the disposed subsidiary pro forma schedules are not required.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following on February 28, 2025 and May 31, 2024:

	February 28, 2025	May 31, 2024

Accrued professional fees	$447,767	$2,744,066
Accrued salaries and related expenses	906,702	1,620,083
Accrued interest	1,889,074	800,850
Accrued refunds	377,149	529,757
Accrued sales and marketing expense	522,957	187,915
Accrued income tax	65,113	106,213
Other accrued expenses and current liabilities	759,217	482,951
	$4,967,979	$6,471,835

4. FINANCING ARRANGEMENTS

Financing arrangements on the condensed consolidated balance sheets consists of:

	February 28, 2025	May 31, 2024

Revolving credit facility	$19,993,456	$13,125,031
Notes payable (current and noncurrent)	10,934,210	12,000,000
	30,927,666	25,125,031
Less: current portion	21,405,509	14,397,196
	$9,522,157	$10,727,835

Revolving Credit Facility

The TBK Facility provides for the Company to have access to the lesser of (i) $25.0 million and (ii) the Formula Amount (as defined in the loan and security agreement dated July 20, 2023 with respect thereto the “TBK Agreement”)). The TBK Agreement is for an initial term of 24 months and may be extended or renewed, unless terminated in accordance with its terms, is currently scheduled to mature on June 1, 2025, and carries an interest rate based on Wall Street Journal Prime Rate plus 2.75%.

On September 12, 2024, the Company entered into an amendment to the security and loan agreement for a temporary increase in the available credit limit from $25.0 million to $30.0 million through March 12, 2025. All other terms of the TBK Agreement remain the same.

The Company is subject to certain financial covenants as part of the TBK Agreement. As of February 28, 2025 the Company was in violation of the specified fixed coverage ratio financial covenant. On April 1, 2025, the Company entered into a waiver to the TBK Agreement with TBK Bank whereby TBK Bank agreed to waive the fixed coverage ratio event of default for the quarter ended February 28, 2025.

On March 31, 2025, the Company and TBK terminated TBK Agreement and replaced it with the Factoring Agreement with a maximum advance amount of $30.0 million based on eligible accounts receivable. The Company paid in full $19.7 million loan balance on March 31, 2025, releasing the Company from any future obligations under the TBK Agreement. No gain or loss on this transaction was recognized.

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

Including a waiver fee in the amount of $3.0 million (See Note 6) the total of notes payable to the Lenders was $10.9 million as of February 28, 2025 and $9.0 million as of February 29, 2024. These notes, including accrued interest, are due and payable on March 10, 2026.

The Company is subject to certain financial covenants as part of the Financing Agreement. As of February 28, 2025 the Company was in violation of the EBITDA leverage ratio financial covenant set forth in Section 7.03(c) of the Financing Agreement. On March 28, 2025, the Company entered into a waiver agreement with the Agents whereby the Agents waived the requirements of, among other requirements, Section 7.03(c) of the Financing Agreement for the quarter ended February 28, 2025.

5. RELATED PARTY TRANSACTIONS

The Company has the following notes payable to related parties:

	February 28, 2025	May 31, 2024

Due to FTS (1)	$500,000	$500,000
Due to ULHK(2)	11,753,000	10,647,010
	12,253,000	11,147,010
Less: current portion	(12,253,000)	-
	$-	$11,147,010

(1)	Promissory note dated February 21, 2023, in connection with the acquisitions completed in the principal amount of $500,000 for the remaining 35% share capital of Unique Logistics International (India) Private Ltd. acquired by the Company from Frangipani Trade Services (“FTS”) maturing December 31, 2025, and bearing no interest. FTS is owned by the Company’s CEO.

(2)	This debt relates to a series of acquisitions by the Company of the share capital in nine entities previously owned by ULHK. On October 7, 2024, the Company and ULHK amended all the notes outstanding to extend the maturity dates on each of these promissory notes to December 31, 2025.

Transactions listed below are between the Company and ULHK and its operating subsidiaries. These are considered related party transactions due to ULHK being an entity with a more than 10% investment in the Company.

Accounts Receivable and Payable

Transactions with related parties account for $0.5 million and $3.0 million, respectively, of accounts receivable and accounts payable as of February 28, 2025, compared to $1.2 million and $5.2 million, respectively, of accounts receivable and accounts payable as of May 31, 2024.

Revenue and Expenses

Revenue from related party transactions is for export services from related parties or for delivery at place imports nominated by such related parties. For the three months ended February 28, 2025, and February 29, 2024, these transactions represented $0.5 million and $0.2 million, respectively. For the nine months ended February 28, 2025, and February 29, 2024, these transactions represented $1.4 million and $0.8 million, respectively.

Direct costs are services billed to the Company by related parties for shipping activities. For the three months ended February 28, 2025 and February 29, 2024, these transactions represented approximately $5.1 million and $2.4 million, respectively. For the nine months ended February 28, 2025, and February 29, 2024, these transactions represented $15.5 million and 4.9 million, respectively.

6. OTHER LONG-TERM LIABILITIES

Merger Termination

On December 18, 2022, the Company entered into an Agreement and Plan of Merger by and among Edify Acquisition Corp., a Delaware corporation (“Buyer”), Edify Merger Sub, Inc., a Nevada corporation (“Merger Sub”), and the Company, as amended and supplemented (the “Edify Merger Agreement”). On March 1, 2024, the Company, Buyer and Merger Sub entered into a mutual termination agreement, pursuant to which they mutually agreed to terminate the Edify Merger Agreement effective as of such date.

As a result of terminating the Edify Merger Agreement, besides the merger termination costs of approximately $10.4 million initially and adjusted to $9.9 million for the year ended May 31, 2024, the Company also recognized an impairment charge for the previously deferred uplist costs in the amount of $3.1 million as reflected on the statement of operations for the year ended May 31, 2024.

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

Effective March 1, 2024, the Parties entered into a waiver and amendment no. 2 to the Financing Agreement (the “Second Waiver”), whereby the Agents and the Lenders agreed to waive: (i) (a) that certain Event of Default (as defined in Section 9.01 of the Financing Agreement) that has occurred or may occur due to the Borrowers’ noncompliance with Section 7.03(a) of the Financing Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (the “FCCR Event of Default”), (b) that certain Event of Default that has occurred or may occur due to the Borrowers’ noncompliance with Section 7.03(b) of the Financing Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (the “Liquidity Event of Default”) and (c) that certain Event of Default that has occurred or may occur due to the Borrowers’ noncompliance with Section 7.03(c) of the Financing Agreement for each of the fiscal quarters in the fiscal year ending May 31, 2024 and for the fiscal quarter ending August 31, 2024 (together with the FCCR Event of Default and the Liquidity Event of Default, the “Specified Events of Default”); and (ii) interest at the post-default rate with respect to the Specified Events of Default from the date such event occurred through the Second Waiver effective date. As noted above, the Company is still non-compliant with Section 7.03(c) of the Financing Agreement in the second quarter ended February 28, 2025, as discussed in Note 4.

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

As the warrants were not yet issued on the balance sheet date, these expected warrants were recorded as other long-term liability with an estimated fair market value of $6,879,823 as of May 31, 2024. Due to the unique nature of these warrants, which the Company anticipates will have an effective date of May 31, 2025, a Monte Carlo simulation was necessary in order to properly perform the valuation. Monte Carlo simulation analysis is mathematically similar to that used in a Black-Scholes option pricing model. However, in a Monte Carlo simulation, a computer is used to generate random price movements, which are constrained by the expected volatility of the underlying security. Where each step in a binomial model contains two possible outcomes, each step in a Monte Carlo simulation contains an unlimited number of potential outcomes. For the fair value of the warrants to be issued, a simulation using a risk neutral drift factor, the risk-free rate, was used.

The key inputs into the model were as follows:

	February 28, 2025	May 31, 2024
Risk-free interest rate	**	4.5%
Discount rate	**	6.0%
Probability of financing event next 2 years	**	85.0%
Probability of financing event years 2 through 7.5	**	90.0%
Term	**	7.3 years

**	On March 11, 2025, the Company entered into the Merger Agreement, as further described in the subsequent events note, and as a result, the redemption price of the warrants was specifically negotiated to include fixed and variable components, and the fair value of these was estimated at $4.8 million as of February 28, 2025 and the fair value of the warrants was reclassified to current liabilities on the Company’s consolidated balance sheet.

The Company has identified and previously recorded these expected warrants (prior to issuance) due to the contractual nature of this liability as a long-term liability and as noted above as a current liability as of February 29, 2025. Once issued, these warrants will be reclassified into derivative liability as representing the rights of holders of these warrants to receive certain shares of common stock upon qualified financing event. Accordingly, the Company is treating this long-term liability as derivative liability and adjusting it to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of derivative liabilities” financial statement line item of the Company’s statements of operations. As of February 28, 2025, the warrants were recorded as current liability on the condensed consolidated balance sheet due to the imminent nature of the payout.

	Level 1	Level 2	Level 3
Other long-term liabilities as June 1, 2024	$-	$-	$6,879,823
Addition	-	-	-
Change in fair value of derivative liabilities			(2,067,323)
Current liabilities as February 28, 2025	$-	$-	$4,812,500

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

Supplemental balance sheet information related to leases was as follows:

	February 28, 2025	May 31, 2024

Operating leases:
Operating lease ROU assets, net	$7,623,418	$9,019,914

Current operating lease liabilities	2,505,542	2,588,817
Noncurrent operating lease liabilities	5,583,880	6,902,171
Total operating lease liabilities	$8,089,422	$9,490,988

The components of lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	February 28, 2025	February 29, 2024
Operating lease cost – Right of Use Asset Amortization	$675,187	$734,957
Interest on lease liabilities	173,721	209,561
Total net lease cost	$848,908	$944,518

	For the Nine Months Ended	For the Nine Months Ended
	February 28, 2025	February 29, 2024
Operating lease cost – Right of Use Asset Amortization	$2,052,987	$2,144,717
Interest on lease liabilities	542,815	650,419
Total net lease cost	$2,595,802	$2,795,136

Supplemental cash flow and other information related to leases were as follows:

	For Nine Months Ended	For Nine Months Ended
	February 28, 2025	February 29, 2024

ROU assets obtained in exchange for lease liabilities:
Operating leases	$656,491	$1,270,702
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$1,401,566	$720,386
Weighted average remaining lease term (in years):
Operating leases	2.86	3.68
Weighted average discount rate:
Operating leases	7.89%	8.96%

Future Minimum Payments for the Twelve Months Ended February 28 were as follows:

February 28, 2025
2025	$3,252,339
2026	3,078,884
2027	2,466,272
2028	324,141
2029	11,757
Thereafter
Total lease payments	9,133,393
Less: imputed interest	1,043,971
Total lease obligations	$8,089,422

9. INCOME TAX PROVISION

The breakout of foreign and domestic pretax income (loss) is as follows:

	For the Three Months Ended February 28, 2025	For the Three Months Ended February 29, 2024

Domestic	$4,197,309	$(12,027,981)
Foreign	973,223	911,328
Pretax income (loss)	$5,170,532	$(11,116,653)

	For the Nine Months Ended February 28, 2025	For the Nine Months Ended February 29, 2024

Domestic	$3,447,803	$(17,695,504)
Foreign	1,162,146	878,409
Pretax income (loss)	$4,609,949	$(16,817,095)

The quarterly tax provision is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the applicable quarter. The Company recorded a provision for income tax expense of $3.9 million, reflecting an effective tax rate of 83.8%, and $5.8 million of income tax benefit, with an effective tax rate of 34.4%, for the nine months ended February 28, 2025, and February 29, 2024, respectively. The effective rate differed from the U.S. federal statutory rate primarily due to the recognition of a valuation allowance during the period ended February 28, 2025 and income tax expense as the Company has determined that it is not more likely than not to recognize a portion of its federal, foreign and state deferred tax assets. For the nine-months ended February 29, 2024, our effective tax rate differed from the U.S. federal statutory rate primarily due to the section 245A Deduction on distributions from foreign subsidiaries and equity investments.

For the three months ended February 28, 2025 the Company recorded $0.02 million income tax benefit with an effective tax rate of 0.5%, compared to a tax benefit of $5.3 million and an effective rate of 47.4% for three months ended February 29, 2024. For the three months ended February 29, 2024, our effective tax rate differed from the U.S. federal statutory rate primarily as a result of foreign tax adjustments as described in the above paragraph.

The Company has filed its income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various international jurisdictions. Tax years 2020 and forward generally remain open for examination for federal and state tax purposes. Tax years 2017 and forward generally remain open for examination for foreign tax purposes. To the extent utilized in future years’ tax returns, net operating losses as of May 31, 2024 and 2023 will remain subject to examination until the respective tax year is closed. In connection with the termination of the Unique Vietnam acquisition (discussed in Note 2), the Company is no longer legally responsible for the related uncertain tax positions of Unique Vietnam. Such amounts have been removed from the balance sheet and any impacts recorded as part of the gain on the termination and not a component of income tax expense.

10. SUBSEQUENT EVENTS

Material Definitive Agreement

On March 11, 2025, Unique Logistics International, Inc. entered into the Merger Agreement, pursuant to which Unique Merger Co. will merge with and into the Company, with the Company surviving such merger as a wholly-owned subsidiary of DP World. The Company is working towards closing of such merger.

Line of Credit

On March 31, 2025, the Company and TBK Bank agreed to terminate the TBK Agreement and to replace it with a factoring facility through TBK Bank affiliate Triumph Financial Services, LLC (the “Factor”), both of which are wholly owned subsidiaries of Triumph Financial Inc. Under this agreement, the Company is factoring specific accounts receivable to the Factor. On March 31, 2025, the Company factored approximately $19.7 million of accounts receivable and paid off its liability of equal amount under the TBK Facility. The factoring is treated as a sale in accordance with FASB ASC 860, Transfers and Servicing, and is accounted for as an off-balance sheet arrangement. The Company will act as the agent on behalf of the Factor for the arrangements and has no significant retained interests or servicing liabilities related to the accounts receivable sold. The Factoring Agreement provides the Factor with security interests in purchased accounts until the accounts have been repurchased by the Company or paid by the customer. The maximum advance limit was set at $30.0 million.

On April 1, 2025, the Company and TBK Bank entered into a waiver to the TBK Agreement whereby TBK Bank agreed to waive a specified event of default as of February 28, 2025. All other terms and conditions of the original TBK Agreement remained the same until March 31, 2025.

Term Debt

On March 28, 2025, the Company entered into a waiver agreement with the Agents whereby the Agents waived the requirements of, among other requirements, Section 7.03(c) of the Financing Agreement for the quarter ended February 28, 2025.

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

● Our business is subject to significant seasonal fluctuations driven by market demands and each quarter is affected by seasonal trends

● Our revenue and direct costs are subject to significant fluctuations depending on supply and demand for freight capacity

● Rising international political tensions, including changes in U.S. and European international trade policies and other cross-border investment regulations, particularly with regard to China, may adversely impact our business and operating results.

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

At the moment, the global shipping industry is navigating another wave of uncertainty as new tariffs reroute trade flows, raise concerns about rates volatility and stir uncertainty regarding transport demand.

Results of Operations for the Three Months Ended February 28, 2025 and February 29, 2024

Revenue

For the three months ended February 28, 2025 and February 29, 2024, Unique Logistics’ revenue by product line was as follows:

	For the Three Months Ended February 28, 2025	For the Three Months Ended February 29, 2024	$ change	% change

Airfreight services	$50,979,522	$31,672,402	$19,307,120	61.0%
Ocean freight and ocean services	29,436,467	27,543,642	1,892,825	6.9%
Contract logistics	389,127	579,675	(190,548)	(32.9)%
Customs brokerage and other services	8,150,893	8,034,666	116,227	1.4%
Total revenues	$88,956,009	$67,830,385	$21,125,624	31.1%

The increase in total revenues for the three months ended February 28, 2025, compared to the three months ended February 29, 2024, is primarily due to increases in airfreight services revenue.

The increase in airfreight services revenue was due to increases of approximately 18.6% in spot market pricing, which was responsible for a 41.3% increase in airfreight services revenue, and approximately 35.8% in volume, which contributed to an increase of 58.7% in airfreight services revenue. The increase in pricing was mainly due to an increase in demand for airfreight services due to the continuing disruption of shipping through the Suez Canal, as discussed above, which has led to reduced airfreight space availability and price increases, while the increase in volume related to shifting demand from ocean to air as a result of geopolitical global turbulence, which has resulted in a greater disruption in ocean shipping routes than in air shipping routes.

An increase in ocean freight and ocean services revenue also contributed to the increase in total revenues. The increase in ocean freight and ocean services revenue was due to increases in pricing (that is, the rates that we charge customers), partially offset by a drop in volumes period-over period. An approximately 18.3% price increase for such services resulted in a 240.0% increase in ocean freight and ocean services revenue period-over period while an approximately 9.6% decrease in volume of such services resulted in a 140.0% decline in ocean freight and ocean services revenue.

Costs and Operating Expenses

For the three months ended February 28, 2025, and February 29, 2024, Unique Logistics’ costs and operating expenses were as follows:

	For the Three Months ended February 28, 2025	For the Three Months ended February 29, 2024	$ change	% change
Costs and operating expenses:
Airfreight services	$47,858,940	$29,076,358	$18,782,582	64.6%
Ocean freight and ocean services	24,951,920	23,999,410	952,510	4.0%
Contract logistics	258,739	126,523	132,216	104.5%
Customs brokerage and other services	7,107,885	6,346,786	761,099	12.0%
Salaries and related costs	6,563,018	5,529,773	1,033,245	18.7%
Professional fees	481,023	666,850	(185,827)	(27.9)%
Rent and occupancy	1,179,371	1,176,612	2,759	0.2%
Selling and promotion	582,140	609,751	(27,611)	(4.5)%
Depreciation and amortization	501,638	752,750	(251,112)	(33.4)%
Foreign exchange (gains) and losses	22,794	26,858	(4,064)	(15.1)%
Other expense	(631,036)	282,871	(913,907)	(323.0)%
Total costs and operating expenses	$88,876,432	$68,594,542	$20,281,890	29.6%

The 29.6% increase in total costs and operating expenses was primarily due to a 64.6% increase in the direct product costs of airfreight services during the three months ended February 28, 2025, compared to the three months ended February 29, 2024. The increase in direct product costs was primarily attributable to the increased purchase prices and additional volumes for the airfreight processed during the three months ended February 28, 2025, compared to the three months ended February 29, 2024, which correlates with the sales revenue increases in the airfreight category.

In addition, salaries and related costs increased period-over-period primarily due to severance payouts as the Company completed its global integration and reorganization related to 2023 and 2024 acquisitions. Professional fees decreased period-over-period because during the three months ended February 29, 2024, the Company was heavily relying on the outside legal advisors in connection with the merger contemplated by the Edify Merger Agreement. Depreciation and amortization during the three months ended February 29, 2024 included amortization of the right of use asset for foreign subsidiaries, which in the current year was reclassified to rental expense, resulting in a decrease in depreciation and amortization expense for the three months ended February 28, 2025 compared with the prior period. Other operating expenses include expenses related to bad debt provision changes, insurance expenses and IT costs and during the most recent period, these expenses were offset by miscellaneous income, primarily from foreign entities, and related to the administrative and technology fees collected from the affiliated companies and a reduction in certain loss provisions.

Other Income (Expenses)

During the quarter ended February 28, 2025, total other income was $4.7 million and consisted of a $6.6 million gain in fair value of derivative liabilities offset by $1.9 million of interest expense. The gain in derivative liabilities was primarily due to changes in estimates of warrants payable and antidilution derivative liabilities embedded in preferred shares and the amounts due were determined based on the allocation of the purchase price to these instruments pursuant to the Merger Agreement. These instruments would have been settled in common shares and the price of the common shares was specifically defined in the Merger Agreement. During the quarter ended February 29, 2024, total other expenses of $10.6 million consisted of $10.4 million in SPAC termination costs, $3.1 million in uplist termination costs and interest expense of $1.4 million, offset by an increase of $4.3 million in the fair value of derivative liabilities that were reported at fair value on the balance sheet date.

Results of Operations for the Nine Months Ended February 28, 2025 and February 29, 2024

Revenue

For the nine months ended February 28, 2025 and February 29, 2024, Unique Logistics’ revenue by product line was as follows:

	For the Nine Months ended February 28, 2025	For the Nine Months ended February 29, 2024	$ change	% change

Airfreight services	$153,979,527	$87,102,162	$66,877,365	76.8%
Ocean freight and ocean services	132,261,130	74,933,392	57,327,738	76.5%
Contract logistics	2,196,061	1,892,954	303,107	16.0%
Customs brokerage and other services	27,944,245	28,612,414	(668,169)	(2.3)%
Total revenues	$316,380,963	$192,540,922	$123,840,041	64.3%

The increase in total revenues for the nine months ended February 28, 2025, compared to the nine months ended February 29, 2024, is due almost entirely to increases in airfreight and ocean freight and ocean services revenues.

The 76.8% increase in airfreight revenue was due to a 30.2% increase in volume, which contributed 39.4% of the increase in total revenues, and a 35.8% increase in pricing, which contributed 60.6% of the increase in total revenues. The increase in pricing was mainly due to an increase in demand for airfreight services due to the disruption of shipping through the Suez Canal and the resulting reductions in airfreight space availability and cost increases, as discussed above. The increase in volume mostly related to shifting demand from ocean to air as a result of geopolitical global turbulence, which has resulted in a greater disruption in ocean shipping routes than in air shipping routes and, to a lesser degree, higher demand from the existing customers.

The 76.5% increase in ocean freight and ocean services revenue was mostly due to an 82.5% increase in spot market pricing, which resulted in a 104.3% increase in such revenue. This increase was offset by an approximately 3.3% decrease in volume period-over-period due to demand shifting to airfreight shipping as a result of the geopolitical global pressures discussed above, which resulted in a 4.3% reduction in ocean freight and ocean services revenue.

Costs and Operating Expenses

For the nine months ended February 28, 2025 and February 29, 2024, Unique Logistics’ costs and operating expenses were as follows:

	For the Nine Months ended February 28, 2025	For the Nine Months ended February 29, 2024	$ change	% change
Costs and operating expenses:
Airfreight services	$144,738,588	$81,374,442	$63,364,146	77.9%
Ocean freight and ocean services	115,950,311	62,964,504	52,985,807	84.2%
Contract logistics	767,964	507,326	260,638	51.4%
Customs brokerage and other services	24,923,948	24,263,573	660,375	2.7%
Salaries and related costs	18,113,257	17,293,553	819,704	4.7%
Professional fees	1,955,697	2,299,312	(343,615)	(14.9)%
Rent and occupancy	3,740,183	3,382,602	357,581	10.6%
Selling and promotion	1,800,521	1,888,439	(87,918)	(4.7)%
Depreciation and amortization	1,507,931	2,203,093	(695,162)	(31.6)%
Foreign exchange transactions, net	70,103	(267,209)	337,312	(126.2)%
Gain on business disposal	(527,033)	-	(527,033)	100.0%
Other expense	1,257,511	948,402	309,109	32.6%
Total costs and operating expenses	$314,298,981	$196,858,037	$117,440,944	59.7%

The increase in total costs and operating expenses was primarily due to a 69.3% increase in the direct product costs combined (airfreight, ocean freight, custom brokerage and contract logistics costs) during the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024. Total direct product cost was $286.4 million for the nine months ended February 28, 2025, compared to $169.1 million for the nine months ended February 29, 2024, an increase mostly related to an increase in spot market purchasing prices in both airfreight and ocean freight.

The decrease in professional fees period-over-period is related to a lesser reliance on outside legal services during the 2025 period, as discussed above. Reclassification during the 2025 period of right of use asset amortization by our foreign subsidiaries is the primary reason for the increase in rent expense and the decrease in depreciation and amortization expenses period-over period. The deconsolidation of Unique Vietnam effective November 30, 2024, led to a decrease in rent expense that offset part of the impact of the reclassification.

Other operating expenses include expenses related to bad debt provision changes, insurance expenses and IT costs. The increase in other operating expenses during the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024, relate primarily to an increase in the Company’s bad debt reserve and IT expenses associated with enhancements to EDI connections of new customers as part of onboarding.

Other Income (Expenses)

For the nine months ended February 28, 2025, total other income was $1.2 million and consisted of a $6.7 million increase in the fair value of derivative liabilities offset by $5.6 million of interest expense. For the nine months ended February 29, 2024, total other expenses of $13.2 million consisted of interest expense of $3.8 million, SPAC merger termination costs of $10.4 million and uplist termination costs of $3.8 million, offset by a $4.1 million increase in the fair value of derivative liabilities. The increase in interest expense period-over-period was due to higher debt balances during the nine months ended February 28, 2025, as borrowings under our line of credit with TBK Bank increased due to higher sales and payments made to the shipping lines. Interest expense also increased due to the Company’s restructuring of promissory notes due to related parties during calendar year 2024, which resulted in the Company issuing new notes that accrue interest to replace previously-issued interest free notes.

Liquidity and Capital Resources

The Company’s principal sources of cash are (i) cash generated from operations, (ii) borrowings available under its revolving line of credit (through March 31, 2025) or the new factoring agreement (beginning April 1, 2025), and (iii) proceeds from debt or equity issuances. As of February 28, 2025, the Company had cash and cash equivalents of approximately $4.2 million, negative working capital of $23.0 million, and $10.0 million available to draw under its operating line of credit with TBK Bank, SSB (the “TBK Facility”) based on the amount of its accounts receivable on February 28, 2025. On September 12, 2024, the Company entered into an agreement with TBK Bank to temporarily increase the credit limit under the TBK Facility from $25.0 million to $30.0 million for a period of six months through March 12, 2025. Effective March 31, 2025, the Company and the TBK Bank terminated TBK Facility and entered into a new factoring agreement effective April 1, 2025, for a period of 90 days and with an option to extend for 12 more months with a maximum advance limit of $30.0 million (the “Factoring Agreement”).

For the nine months ended February 28, 2025, the Company generated $3.5 million in operating income and used cash for its operations in the amount of $6.0 million, primarily due to the ramp up of accounts receivable and accounts payable due to an increase in sales compared to the nine months ended February 29, 2024. The negative working capital and cash used in operations are both indicators of substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements appearing elsewhere in this report are issued.

The Company is continually evaluating its liquidity requirements considering its operating needs, growth initiatives and capital resources. Based on its assessment of the Company’s projected cash flow, impact of the pending merger and expected business performance as of and subsequent to February 28, 2025, management believes that the Company’s current cash and the ability to raise cash under the Factoring Agreement as well as the opportunity to pay off certain of its debt as part of the Merger Agreement would be sufficient to support its operations for at least the next 12 months from the issuance of this report. The Company’s plan includes the items noted above as well as securing external financing, which may include raising debt or equity capital. These plans are not entirely within the Company’s control including its ability to raise sufficient capital on favorable terms, if at all, and absent an infusion of sufficient capital there is substantial doubt about its ability to continue as a going concern for 12 months after the date the condensed consolidated financial statements for the three and nine months ended February 28, 2025 are issued.

As further discussed in subsequent events note to the financial statements, on March 11, 2025, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, DP World Logistics US Holdings, Inc. and Unique Merger Co., a Nevada corporation and wholly owned subsidiary of DP World Logistics US Holdings, pursuant to which Unique Merger Co. will merge with and into the Company, with the Company surviving such merger as a wholly-owned subsidiary of DP World Logistics US Holdings. There can be no assurance that the Company will be able to complete this merger or to raise the capital it needs to continue its operations on satisfactory terms or at all. If capital is not available to the Company when, and in the amounts, needed, the Company could be required to liquidate its assets, cease or curtail operations, which could materially harm its business, financial condition and results of operations, or seek protection under applicable bankruptcy laws or similar state proceedings.

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

Following is the reconciliation of our consolidated net income to adjusted EBITDA for the three and nine months ended February 28, 2025 and February 29, 2024.

	For the three months Ended February 28, 2025	For the three months ended February 29, 2024
Net income (loss)	$5,194,068	$(5,847,860)

Add back:
Income tax expense (benefit)	(23,536)	(5,268,793)
Depreciation and amortization*	501,638	524,375
(Gain)/loss on foreign exchange	22,794	26,858
Change in fair value of derivative liabilities	(6,577,666)	(4,300,429)
Uplist deferred cost release	-	3,054,514
SPAC Merger termination cost	-	10,415,816
Interest expense	1,874,795	1,407,449

Adjusted EBITDA	$992,093	$11,930

	For the Nine Months Ended February 28, 2025	For the Nine Months Ended February 29, 2024
Net income (loss)	$748,361	$(11,029,671)

Add Back:
Income tax expense (benefit)	3,861,588	(5,787,424)
Depreciation and amortization*	1,507,931	1,548,468
(Gain)/loss on foreign exchange	70,103	(267,209)
Change in fair value of derivative liability	(6,718,336)	(4,118,566)
Uplist deferred cost release	-	3,054,514
SPAC Merger termination cost	-	10,415,816
Interest expense	5,559,560	3,823,822

Adjusted EBITDA	$5,029,207	$(2,360,250)

* Previously reported balances were reclassified to conform with the current period presentation. Specifically, the nine months ended February 29, 2024 depreciation and amortization expense was reduced by $654,625_due to reclassification needed between right of use asset amortization (part of rent expense) and amortization of intangibles. The three months ended February 29, 2024 was also reduced by $228,375 compared to the previously reported amount.

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

As of February 28, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon the evaluation described above, that as of February 28, 2025, our disclosure controls and procedures were not effective and require remediation in order to be effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results. Other than as set forth below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K and our other filings with the SEC.

Rising international political tensions, including changes in U.S. and European international trade policies and other cross-border investment regulations, particularly with regard to China, may adversely impact our business and operating results.

The U.S. government has made statements and taken certain actions that may lead to changes in U.S. and international trade policies towards China. It remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the United States, tax policy related to international commerce, or other trade matters.

We are closely monitoring potential changes in international trade policy and assessing the potential impact of these and other trade policy changes on our business operations and financial performance. In February and March 2025, the U.S. administration imposed an additional 20 percent duty on Chinese imports. Subsequently, authorities in China announced tariffs over selected U.S. products and regulatory investigation against U.S. companies in response to the tariff imposed by the U.S. Furthermore, on April 2, 2025, the U.S. administration announced that the United States would impose a 10% tariff on all countries, effective on April 5, 2025, and an individualized reciprocal higher tariff on countries with which the United States has the largest trade deficits, including a 34% additional reciprocal tariff on goods imported from China that brings the total tariff rate to 54%. On April 4, 2025, the Foreign Ministry of China announced that China would impose a retaliatory 34% tariff on goods imported from the United States starting on April 10, 2025. Any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products and services, impact on the competitive position of our products or prevent us from selling products in certain countries. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales or purchases by the Company of the Company’s equity securities during the quarter ended February 28, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on January 2, 2025.	8-K	3.1	01/03/25
3.2	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on January 2, 2025.	8-K	3.2	01/03/25
3.3	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Unique Logistics International, Inc., filed with the Nevada Secretary of State on December 31, 2024.	8-K	3.2	01/03/25
10.1	Mutual Termination of the Share Sale and Purchase Agreement dated January 14, 2025, by and between Unique Logistics Holdings Limited and Unique Logistics International, Inc.				X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.				X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.				X
32.1	Section 1350 Certification of Chief Executive Officer.				X
32.2	Section 1350 Certification of Chief Financial Officer.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIQUE LOGISTICS INTERNATIONAL, INC.

By:	/s/ Sunandan Ray
Sunandan Ray
Chief Executive Officer (Principal Executive Officer)

April 25, 2025

By:	/s/ Eli Kay
Eli Kay
Chief Financial Officer (Principal Financial Officer)

April 25, 2025

